Form 10-K
period 2002-06-30
SRA INTERNATIONAL INC
filed 2002-09-30
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-31334

SRA International, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	54-1360804
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
4350 Fair Lakes Court, Fairfax, Virginia	22033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 803-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Class A common stock, $0.004 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of SRA International, Inc. common stock held by non-affiliates of the registrant as of September 9, 2002, based upon the closing price of SRA International, Inc. class A common stock on the New York Stock Exchange for such date, was $227,649,400.

As of September 9, 2002, there were 11,658,498 shares outstanding of the registrant’s class A common stock and 9,082,711 shares outstanding of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the definitive Proxy Statement to be used in connection with the SRA International, Inc. annual meeting of stockholders, to be held on November 19, 2002, and to be mailed to stockholders of record as of October 4, 2002, are incorporated by reference into Part II, Item 5, and Part III of this Form 10-K.

SRA INTERNATIONAL, INC.

FORM 10-K

PART 1

Item 1.   BUSINESS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Business-Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

OVERVIEW

We are a leading provider of information technology services and solutions to U.S. federal government organizations in three principal markets: national security, health care and public health, and civil government. Our largest market, national security, includes the Department of Defense, the intelligence agencies, and other federal organizations with homeland security missions. We offer a broad range of services that spans the information technology life-cycle: strategic consulting; systems design, development, and integration; and outsourcing and operations management. In addition, to address recurring client needs, we have developed four business solutions: text and data mining; contingency and disaster response planning; information assurance; and enterprise systems management. We combine a comprehensive knowledge of our clients’ business processes with the practical application of advanced information technology tools, techniques, and methods to create value-added solutions for our clients.

We have provided information technology services and solutions to federal government clients for over 24 years and have longstanding relationships with many of them. We have served clients within the Departments of the Army, Navy, and Air Force, the Joint Chiefs of Staff, the Office of the Secretary of Defense, the Department of the Treasury, and the Federal Emergency Management Agency for over 20 years. We currently serve over 300 government clients on over 700 active engagements. Our business is diversified, with no single engagement accounting for more than 5% of our revenues during any of the last three fiscal years. Since our founding in 1978, we have been engaged on approximately 5,500 projects. For each of the last three fiscal years, we have been the prime contractor on engagements representing over 94% of our total revenues.

Our executive team includes the core group of senior executives that has built the company over the past two decades. Our founder, president, and chief executive officer, Ernst Volgenau, our chairman, William K. Brehm, and our executive vice president and chief operating officer, Edward E. Legasey, have been with us in those capacities since our inception. Our 45 officers have an average tenure with our company of approximately 14 years. Our management team is supported by a high quality staff of approximately 2,100 people at June 30, 2002, of whom approximately 95% are professional staff. Our professional staff is highly educated, with approximately one-third possessing advanced degrees. In addition, approximately 50% of our employees hold federal government security clearances.

From fiscal 1998 to fiscal 2002, we increased our revenues at a compound annual growth rate of approximately 13%. Our revenues for the fiscal year ended June 30, 2002 were $361.2 million, a 15.6% increase over the prior fiscal year. As of June 30, 2002, our backlog was approximately $1.034 billion, of which $158.7 million was funded. As of June 30, 2001, our backlog was $685.9 million, of which $129.8 million was funded. In January 2002, we acquired The Marasco Newton Group, Ltd., our first government services acquisition. Please see Note 13 to our financial statements for financial information on our reportable segments.

INDUSTRY BACKGROUND

The federal government is the largest consumer of information technology services and solutions in the United States. According to INPUT, an independent federal government market research firm, the federal information technology market is expected to grow at an annual rate of 11.3% from $37.1 billion in federal fiscal year 2002 to $63.3 billion in federal fiscal year 2007. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by increases in national defense and homeland security programs, increased reliance on information technology outsourcing, demand for greater government efficiency and effectiveness, increased federal public health spending, and the continuing impact of federal procurement reform.

Increased Spending on National Defense and Homeland Security.    The terrorist attacks of September 11, 2001 have intensified the federal government’s commitment to strengthen our country’s military, intelligence, and homeland security capabilities. Even before the attacks, the Bush administration’s June 2001 budget amendment increased the Department of Defense’s preliminary federal fiscal year 2002 budget approximately 11% over federal fiscal year 2001 to $329 billion, which was further increased to $332 billion following the terrorist attacks. The administration has requested $379 billion in defense appropriations for federal fiscal year 2003, an increase of approximately 14%. The fiscal 2003 homeland security budget focuses on four specific policy initiatives: supporting first responders, defending against bioterrorism, securing America’s borders, and using 21st century technology. The administration’s proposed budget for fiscal 2003 includes $37.7 billion for these initiatives, a 93% increase over the original fiscal 2002 funding.

We believe the focus on national security, homeland security, and intelligence will increase the need for information technology capable of supporting these functions. According to INPUT, the Bush administration’s fiscal 2003 budget request increased the overall federal budget for computer security capabilities to $4.2 billion, an increase of 55% over the federal fiscal year 2002 budget. For example, we believe intelligence agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. The Office of Homeland Security and the intelligence agencies are increasingly interested in enterprise systems that enable better coordination and communication within and among agencies and departments.

Increased Reliance on Information Technology Outsourcing.    According to INPUT, federal information technology outsourcing expenditures totaled $6.4 billion in 2002 and are expected to increase at a 17.9% compound annual growth rate to $14.6 billion by 2007. Outsourcing of information technology operations is becoming an increasingly attractive alternative for federal agencies that are striving to maintain their core functions with limited technical resources and a shrinking information technology workforce, while at the same time upgrading technology and standardizing and streamlining operations. We expect reductions in the federal information technology workforce to continue due to, among other factors, an increase in the number of retiring government information technology workers. In April 2001, the General Accounting Office estimated that approximately 31% of employees working in 24 federal agencies in 1998 will be eligible to retire by 2006 and that approximately half of those eligible employees will retire by the end of 2006.

Demand for Greater Government Efficiency and Effectiveness.    Budget-constrained federal government agencies are under increasing pressure to cut costs, while at the same time continuing to improve and upgrade their technological capabilities. In many cases, this has involved transitioning their existing, proprietary systems to emerging technologies that improve effectiveness, enhance productivity, and deliver new services. We believe these new services will be particularly important as government agencies respond to the necessity for interoperability among the information technology systems throughout the government and the demand for comprehensive electronic services to the public. The Government Paperwork Elimination Act requires all federal agencies to provide the public with electronic access to government services and documents by 2003 and to give the public the option of submitting government forms electronically.

Increased Federal Public Health Spending.    The budget for the U.S. government for federal fiscal year 2002 projects that federal public health and health care management agencies will increase their overall spending from $295 billion in federal fiscal year 2001 to $418 billion in federal fiscal year 2006. We believe that overall increases in health spending will translate into increased spending for information technology in this sector because public health and health care management are increasingly information-based and focused on prediction and prevention as well as management of illness, which in turn demands better information systems. We believe that four major factors will contribute to the growth in federal health care spending in general and health-related information technology spending in particular. The first is the increased commitment to defend against the threat of bioterrorism following the events of September 11, 2001. Second, rapid advances in life sciences such as genomics and proteomics are creating vast amounts of data, which is increasing the demand for information technology services, including bioinformatics, data mining, and text mining. Third, demand is increasing for information technology solutions that discover and detect medical fraud. The fourth factor is the aging of the U.S. population, which is expected to increase the demand for health services from providers, payers, and insurers. These trends are already evidenced by the 15.7% growth in funding for the National Institutes of Health in federal fiscal year 2003 as compared to the prior year.

Continuing Impact of Federal Procurement Reform.    Over the past several years, federal government agencies have adopted procurement processes that are more similar to typical commercial contract acquisition practices. Changes in the procurement process have streamlined the process of purchasing information technology services by reducing procurement time and acquisition costs. These changes provide increased flexibility and enable government entities to award contracts based on factors other than price alone, such as successful past performance and distinguishing corporate and technical capabilities.

There are currently two widely used contract methods in federal procurement: single award/defined statement of work contracts and indefinite delivery/indefinite quantity contracts, including government-wide acquisition contracts, or GWACs, and General Services Administration, or GSA, schedule contracts:

•
Single award/defined statement of work contracts. Under this contract method, which can take a year or more to complete, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Historically, single award/defined statement of work contracts were the most prevalent type of contract award used by federal government clients; however, the use of this type of contract has been declining for the past several years.

•
Indefinite delivery/indefinite quantity contracts. Under this contract method, a federal government agency can form preferred provider relationships with one or more contractors. These umbrella contracts outline the basic terms and conditions under which federal government agencies may order services. Indefinite delivery/indefinite quantity contracts are typically managed by one agency, the sponsoring agency, and may be either agency-specific or available for use by any agency of the federal government. Indefinite delivery/indefinite quantity contracts available for use by any agency of the federal government are commonly referred to as government-wide acquisition contracts, or GWACs. Contractors within the industry compete to be pre-selected to perform work under an indefinite delivery/indefinite quantity contract. An ordering agency then issues delivery orders for services to be performed under the contract. If the indefinite delivery/indefinite quantity contract has a single prime contractor, only that contractor may be awarded delivery orders. If the contract has multiple prime contractors, the award of the delivery order will be competitively determined among the pre-selected contractors.

GSA schedules are listings of services and products, along with their respective prices, offered by federal government contractors. The schedules are maintained by the GSA for use by any federal agency or other authorized entity. In order for a contractor to enter into a contract with the GSA and be listed on a GSA schedule, the contractor must be pre-qualified and selected by the GSA. When an agency selects services under a GSA schedule contract, the user agency, or the GSA on its behalf, will typically conduct a competitive process, limited to qualified GSA schedule contractors.

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with indefinite delivery/indefinite quantity contracts, GWACs and GSA schedule contracts have enjoyed increasing popularity in the last several years.

Market Opportunity.    The federal government’s demand for information technology services is expected to increase as a result of planned increases in spending for national defense, homeland security, and public health; increased reliance on outsourced information technology programs; and demand for greater government efficiency and effectiveness. We believe that for information technology providers to win contract awards from the federal government they must possess strong and stable management, highly skilled personnel, demonstrated technological expertise, a deep knowledge of the government’s business processes, a strong record of past performance, and key positioning on many of the increasingly popular multiple award contract vehicles such as GSA schedule contracts, GWACs and other indefinite delivery/indefinite quantity contracts.

OUR APPROACH

We are a high-end information technology services and solutions provider focused on delivering results that create tangible value for our clients. We maintain the comprehensive information technology skills required to support the entire life-cycle of our clients’ systems, from strategic planning to operational support. We employ interdisciplinary teams to staff our engagements, which enables us to deliver services and solutions that combine our comprehensive knowledge of our clients’ business processes with the necessary technical expertise. Depending on client needs, we may integrate commercially available products with existing systems or develop a comprehensive solution that involves designing, integrating, maintaining, and upgrading a custom-built system.

To maximize our ability to deliver consistent results that successfully meet client needs, we have developed a proprietary project management and technical execution methodology, which we call ELITE. We train our project managers and technical leaders using this methodology, which emphasizes using mature, repeatable processes that reduce risk and maximize successful project completion. As a result, our consulting and systems integration business, including all its business units, has received a capability maturity model, or CMM, level 3 rating under the standards established by the Software Engineering Institute. This rating reflects that we have mature, repeatable processes that we believe help to reduce risk, improve technical delivery, contain costs, and meet demanding schedules. Often the federal government requires a CMM level 3 rating as a qualification to bid on complex software development and systems integration projects.

We believe we are able to execute our approach successfully as a result of five core strengths:

Strong, Stable Management and Highly Skilled Personnel.    Our executive team includes the core group of senior executives that has built our company over the past two decades. Our 45 officers have an average tenure with our company of approximately 14 years, providing extensive industry experience and strong continuity of management. Several members of our management team are former senior military officers or government officials who have deep knowledge of the federal government and its information technology needs. Our corporate culture fosters teamwork and excellence which has contributed to our being named in 2002 by Fortune magazine as one of the “100 Best Companies to Work For in America” for the third consecutive year. This in turn has enhanced our ability to recruit and retain highly skilled personnel. Our professional staff is highly educated, with approximately one-third holding advanced degrees.

Knowledge of Government Clients’ Business Processes.    We have served clients within the Departments of the Army, Navy, and Air Force, the Joint Chiefs of Staff, the Office of the Secretary of Defense, the Department of the Treasury, and the Federal Emergency Management Agency for over 20 years. As a result of these longstanding relationships, we have developed a deep knowledge of our clients’ business processes, which enables us to design solutions that address their strategic goals and integrate with their existing systems. We have also recruited strategic hires with significant governmental or technical experience who have added to our knowledge of our clients’ business processes and who have extended our expertise into new areas.

Technical Expertise.    We invest in research and development in areas such as text mining, data mining, information assurance, and other emerging technologies in order to offer clients the most up-to-date technological solutions. We use our proprietary intellectual property, including our ELITE life-cycle methodology, to provide value-added solutions for our clients.

Proven Record of Past Performance.    We have provided information technology services and solutions to the federal government for over 24 years and have longstanding relationships with many of our clients. In order to promote high quality results and client satisfaction, we emphasize long-term assignment of required staff and consistently review our project performance. On competitively awarded engagements on which we were the incumbent, we have a renewal rate of at least 95% for each of the last three fiscal years. We calculate our contract renewal rate based on the number of engagements that come up for recompetition during the period and the number of those recompetitions that we win.

Key Positioning as a Prime Contractor.    We are currently a prime contractor on four of the federal government’s five largest information technology services GWACs: Millennia, Millennia Lite, CIO-SP2i, and ITOP II. We hold four GSA schedule contracts and we are a prime contractor on more than 12 agency-specific indefinite delivery/indefinite quantity contracts. This broad contract portfolio gives us extensive reach as a preferred provider and enables us to deliver the full range of our services and solutions to any organization in the federal government. Serving as a prime contractor positions us to achieve better client relationships, more control and influence, clearer visibility into future opportunities, and enhanced profit margins.

GROWTH STRATEGY

Our objective is to continue to profitably grow our business as a leading provider of information technology services and solutions to a wide variety of federal government organizations. Our growth strategy includes the following:

Leverage Our Longstanding Client Relationships to Cross-Sell Our Full Range of Services.    We plan to continue expanding the scope of the services we provide to our existing clients. We are adept at penetrating, cross-selling to, and building-out existing client accounts through our successful performance and comprehensive knowledge of their business, which has led to many long-term contract relationships.

Increase Our Client Base.    We believe that the federal government’s increasing reliance on outsourcing and the increased emphasis on national security and homeland security, coupled with the changes in procurement reform, have significantly increased our market opportunity. We have a longstanding heritage of supporting the federal government in the areas of contingency and disaster response planning; information assurance; critical infrastructure protection; and command and control, communications, and intelligence. We intend to leverage this broad experience to expand our client base to include organizations in the federal government for which we have not historically worked. We believe our ability to win new clients is enhanced by our position as a prime contractor on four of the five largest information technology services GWACs. These contracts enable us to sell our services and solutions to virtually any federal government agency. In addition, we intend to continue strategic hiring to expand the breadth of our expertise into new areas of the federal government or new technologies. We have used strategic hires as a cost-effective way to build-out client accounts, to establish new competencies, and to penetrate new markets.

Focus Our Applied Research and Development Investments to Enhance Our Core Business.    We intend to continue to invest in applied research and development initiatives to enhance our competitive position within our core C&SI business. For example, we have recently employed proprietary intellectual property developed through these initiatives in engagements relating to multimedia data fusion used for preparing daily intelligence briefings for senior government executives, text extraction for multiple languages, aircraft incident discovery and correlation, bioterrorism detection, and gene expression analysis.

Pursue Strategic Acquisitions.    To complement our internal growth, we may pursue strategic acquisitions that can cost-effectively add new clients, specific agency knowledge, or technological expertise to accelerate our access to existing or new markets. In January 2002, we acquired The Marasco Newton Group, Ltd. for its expertise in the federal government environmental market, including its role as a prime contractor on the Superfund and Brownfields programs at the Environmental Protection Agency. We also expect that this acquisition will facilitate our ability to sell our complete range of services and solutions to Marasco Newton’s client base in the federal environmental market.

OUR SERVICES AND BUSINESS SOLUTIONS

Our Services.    We offer a broad range of information technology services that spans the information technology life-cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and operations management.

Strategic Consulting.    We help our clients formulate business and execution plans to address their information technology needs. We also identify and implement changes that will significantly improve their performance, cost effectiveness, and quality of service. We assess current operations, develop strategies and plans for improvement, and design enterprise architectures that enable our clients to capitalize on investments in legacy systems while enabling them to transition to modern technology environments. As part of this process, we perform economic analyses to compare the projected cost of proposed technologies to the anticipated operational benefit. We use interdisciplinary teams that understand both the business problem and the potentially applicable technology solutions to help our clients avoid costly consulting advice that they cannot practically implement. Our strategic consulting engagements often lead to additional work.

Systems Design, Development, and Integration.    We provide a full range of systems design, development, and integration services to our clients, including project management, systems engineering, security engineering, network design, software development, enterprise application integration, database and data warehouse design and development, test and evaluation, configuration management, training, and implementation support. We develop system concepts, define requirements, design architectures, and integrate complex mission-critical systems. Depending upon client requirements, we design custom-built systems as well as integrate a variety of commercially available software applications. The advanced technology applications that we develop for our clients can be integrated with their legacy systems, enabling our clients to benefit from their prior investments. We specialize in high performance system architectures, intuitive graphical and multimedia user interfaces, and the application of Internet technologies to large, distributed systems.

Outsourcing and Operations Management.    We provide a wide range of outsourcing solutions to help our government clients increase their operating efficiency and respond to a declining federal government information technology labor force. Depending on our clients’ needs, we manage their technical infrastructures, operate and manage their networks, and even manage and operate their entire business processes. Our client engagements in this area are typically long-term and we focus on improving performance and reducing the cost of operation by making capital-for-labor substitutions, and by using sophisticated tools to reduce the need for expensive human support. We also support our clients with operations management services, sometimes referred to as co-sourcing, if they are not yet ready to completely outsource functions. In these engagements, we work side-by-side with our clients. Many of these engagements lead to completely outsourced operations.

Our Business Solutions.    We have developed four business solutions that focus on specific business requirements that are common to many of our clients. These business solutions apply to clients within each of our target markets. Our core business solutions include data and text mining applications, contingency and disaster response planning, information assurance, and enterprise systems management. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. Our current business solutions are enhanced through our focus on applied research and development in the areas of natural language processing and information security.

Text and Data Mining.    We offer clients a variety of software applications to help solve the general problem of information overload and to find valuable information that is hidden in vast amounts of textual information and data. Our clients in this area have included intelligence agencies, Wall Street firms, stock exchanges, and large on-line publishers, such as LexisNexis, a division of Reed Elsevier Inc. We have developed software applications for analyzing unstructured text, such as newspapers, e-mail, web pages, and reports, and we have extensive specialized expertise in natural language processing. For over a decade, we have created and deployed software applications to automatically analyze text in English and in foreign languages. For example, we have applied our text extraction technology to help a major commercial airline analyze and extract critical safety information from unstructured text contained in pilot incident reports.

In addition to our text mining solutions, we offer data mining solutions that enable our clients to sort through growing collections of data located in databases, spreadsheets, e-mail, and documents to analyze patterns or identify pre-defined conditions. We apply data mining to both government and commercial markets, in engagements that range from fundamental research to applications development. For example, at the Centers for Medicare & Medicaid Services, we are analyzing Medicare claims for detection of known schemes of fraudulent activity and the discovery of new patterns of activity that may also indicate fraud, waste, or abuse. We also have developed and deployed data mining models for the Air Force Surgeon General to aid in the early detection of the outbreak of infectious diseases, including those resulting from bioterrorism.

Contingency and Disaster Response Planning.    For nearly two decades, we have helped clients prepare for, respond to, and recover from natural and technological disasters. We provide a full spectrum of solutions including planning, training, simulated exercises, and automated support systems to help our clients prepare for events that could adversely affect their operations. We work closely with our clients to assess site-specific threats, determine essential functions that cannot be interrupted, and define the activities needed to sustain them. We also design and implement programs to train client personnel for their emergency activities and design and conduct periodic exercises to validate plans, procedures, responsibilities and resources, as well as to reinforce training. For example, we developed continuity-of-operations plans for major Department of Defense organizations, including clients within the Departments of the Army, Navy, and Air Force; the Defense Information Systems Agency; and the Office of the Secretary of Defense.

Information Assurance.    We have a comprehensive information assurance program that helps our clients counter information security threats. Information systems, including computer systems, databases, and networks, are a crucial part of virtually every organization’s critical infrastructure and we provide a broad range of solutions to enhance our clients’ systems, network availability, and security. We provide our clients security engineering, vulnerability assessments, penetration testing, intrusion detection and response systems, encryption services, security awareness training, and backup and recovery planning. For example, we are providing a wide range of information assurance support to the Department of the Interior. Our tasks include developing a robust information assurance program; performing information assurance assessments of classified and mission-critical systems; conducting security awareness training; performing information security program risk analysis and gap analysis; developing and implementing information security policies and procedures; and developing and implementing computer security incident response capability.

Enterprise Systems Management. We help clients successfully reduce the cost and complexity of managing distributed computer environments across geographically dispersed locations. We have successfully implemented and are managing solutions ranging from fewer than 1,000 to over 100,000 users. We have experience with many of the major commercial enterprise systems management tools, including IBM’s Tivoli products, Computer Associates’ Unicenter products, and Hewlett-Packard’s OpenView products, and have implemented solutions incorporating these tools for many of our clients. Our services include requirements definition, design and architecture development, process and procedure development, configuration management, performance measurement, network management, and call center support.

TARGET MARKETS

We deliver our information technology services and business solutions to federal government clients within three target markets:

•	national security, which consists of two components:

•	command and control, communications, and intelligence, or C3I, and

•	information systems for the Department of Defense;

•	health care and public health; and

•	civil government.

We have also licensed software and provided information technology services to commercial clients.

The following is a summary of our business in each of our markets:

	Total revenues
Market	Fiscal year ended June 30, 2001	Fiscal year ended June 30, 2002	Contract backlog as of June 30, 2002
	(in millions)		(in millions)
National security	$133.6	$179.6	$540.1
Health care and public health	91.3	70.0	305.1
Civil government	66.2	98.2	188.8
Commercial	21.4	13.4	*

Total	$312.5	$361.2	$1,034.0

*	Not meaningful for the commercial market, which includes software product licenses.

National Security.    We view the national security market as consisting of two distinct components: C3I and defense information systems.

Command and Control, Communications, and Intelligence.    National security organizations, including all branches of the military, must maintain positive command and control of their forces and resources. This requires secure, redundant, and survivable communications and the integrated information systems and facilities, or command centers, required to monitor status, assess alternatives, and execute plans. We are one of the leading information technology service providers in the development and integration of command and control systems and decision support systems for the Department of Defense. Clients for whom we have designed, engineered, and implemented national security command centers include the National Military Command Center, National Military Joint Intelligence Center, Army Operations Center, Air Force Operations Group, the Federal Aviation Administration, the Pentagon, and the White House. Our work includes facility design, architecture development, network engineering, transition planning, integration, and installation. We also help military and other government departments and agencies with homeland security missions strengthen defenses against emerging unconventional threats to the United States, such as terrorist acts, weapons of mass destruction, assaults on critical infrastructures, and cyber-based attacks. We apply advanced technology to support clients within the intelligence community with solutions in foreign language text understanding, information extraction, data mining, natural language processing, network engineering, and information assurance.

Defense Information Systems.    We have provided information technology support to clients within the Department of Defense for more than 20 years. We currently support Department of Defense organizations including the Office of the Secretary of Defense, the defense agencies, the Joint Chiefs of Staff organizations, the three military departments, the four military services, and the command structure. Our engagements in this area typically involve the design, development, integration, and implementation of large, complex information systems. We are recognized for our functional expertise in the areas of logistics, transportation, acquisition, personnel, finance, and installation management.

Health Care and Public Health.    Our health care and public health clients throughout the federal government include both military and civil organizations, such as the Military Health Services System, the Food and Drug Administration, and the Department of Health and Human Services, which includes the Health Resources and Services Administration, the Centers for Disease Control and Prevention, the National Institutes of Health, and the Centers for Medicare & Medicaid Services. We combine knowledge of health care issues with expertise in all aspects of information technology to aid in projects such as business process outsourcing, bioinformatics, knowledge discovery and data mining, and health care facility planning.

Civil Government.    Our civil government clients include organizations within the Departments of Treasury, Transportation, Commerce, Agriculture, and Veterans Affairs; the Environmental Protection Agency; the National Archives and Records Administration; the Small Business Administration; the Administrative Office of the U.S. Courts; and the General Accounting Office. We serve as a strategic advisor and solutions provider to our clients, helping them to better achieve their missions through gains in productivity, streamlined operations, and enhanced service to citizens.

EXISTING CONTRACT PROFILE

Contract Types.    As of June 30, 2002, we had over 700 active contract engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

Cost-plus-fee contracts.    Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. Cost-plus-fixed-fee contracts specify the contract fee in dollars. Cost-plus-award-fee contracts typically provide for a base fee amount, plus an award fee that varies, within specified limits, based upon the client’s assessment of our performance as compared to contractual targets for factors such as cost, quality, schedule, and performance. The majority of our cost-plus-fee contracts are cost-plus-fixed-fee.

Time-and-materials contracts.    Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual hourly labor rates vary from those provided in the contract, we will generate more or less profit.

Fixed-price contracts.    Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. We generally do not undertake complex, high-risk work under fixed-price terms.

Our historical contract mix, measured as a percentage of total revenues for the periods indicated is summarized in the table below.

	Year Ended June 30,
	2000	2001	2002
Cost-plus-fee	54%	62%	52%
Time-and-materials	29	23	31
Fixed-price	17	15	17

Government Wide Acquisition Contracts and GSA Schedule Contracts.    We are a leading supplier of information technology services and solutions to federal government clients under GWACs and are currently a prime contractor on four of the five largest information technology services GWACs, measured by the aggregate dollar amount of delivery order awards as of June 30, 2002. We also hold two GSA schedule contracts: Schedule 70 and MOBIS. With the acquisition of Marasco Newton, we added two additional GSA schedule contracts: Environmental Advisory Services and Marketing and Media Services. GWACs and GSA schedule contracts are becoming increasingly popular contract award methods, offering more flexible, cost-effective, and rapid procurement processes.

The following table sets forth our GSA schedule contracts and the GWAC contracts on which we currently act as a prime contractor. The period of performance indicated below includes all option years.

Contract name	Host agency	Period of performance	Contract ceiling value
			(in billions)
CIO-SP2i	NIH	December 2000–December 2010	$20.0
ITOP II (ISE, SOM)	DOT	January 1999–January 2006	10.0
Millennia	GSA FEDSIM	April 1999–April 2009	25.0
Millennia Lite	GSA FTS	June 2000–June 2010	20.0
GSA Schedule 70	GSA FSS	May 1997–May 2007	No ceiling
GSA MOBIS	GSA FSS	June 1998–September 2007	No ceiling

Revenues under our GWAC and GSA schedule contracts accounted for 46% of our total federal government revenues in fiscal 2000, 49% in fiscal 2001, and 56% in fiscal 2002.

BACKLOG

As of June 30, 2002, our backlog was approximately $1.034 billion, of which $158.7 million was funded. As of June 30, 2001, our backlog was $685.9 million, of which $129.8 million was funded. We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenues during fiscal 2003 from approximately 22% of our total backlog as of June 30, 2002. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011.

We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized.

We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Unfunded backlog does not take contract ceiling value into consideration, nor does it include any estimate of future potential delivery orders that might be awarded under indefinite delivery/indefinite quantity, GWAC or GSA schedule multiple award contract vehicles.

We cannot assure you that we will recognize any revenues from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contracts are won.

SUBCONTRACTORS

When we act as a prime contractor, as we typically do, we derive revenue either through our own work or through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us as a prime contractor to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on a project or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. Revenues derived from work performed by subcontractors represented approximately 35% of our revenues each of the last three fiscal years. No single subcontractor accounted for more than 3% of our revenues during any of the last three fiscal years.

APPLIED RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

We have historically undertaken applied research and development initiatives to enhance our competitive position. We believe that the development of intellectual property is a significant factor in our success. We employ technologies that we have developed in engagements relating to text mining, data mining, gene expression analysis, intrusion detection, and multimedia data fusion.

We perform research and development efforts largely in the area of natural language processing, applied text mining, data mining, information security, and other emerging technologies. We also leverage our intellectual property by integrating it into component technologies and vertical applications. We have recognized software licensing revenues from several applications that we have developed.

Some of our research and development investments have led to the formation of separate companies, including Mail2000, Inc., which provides software-based services to expedite the delivery of large volumes of mail, and Mantas, Inc., which provides services to the financial services industry to address anti-money laundering and other efforts. In February 2001, we sold our minority interest in Mail2000, recognizing a pre-tax gain of $11.8 million, including the reversal of the $900,000 accrual for probable losses under funding commitments we made to Mail2000, Inc. In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which we formed with funding and other contributions received from Safeguard Scientifics and the National Association of Securities Dealers. We have retained a non-controlling equity interest in Mantas, Inc.

Although we believe it is important to continue to invest in technology to enhance our information technology services and solutions, we have eliminated such spending in the Emerging Technologies segment and expect all future research and development expenses to be targeted to the needs of our federal government customers as we continue to sharpen our focus on our core consulting and systems integration business.

We rely upon a combination of nondisclosure and other contractual arrangements and copyright, trademark, patent, and trade secret laws to protect our proprietary rights. We also enter into confidentiality and intellectual property agreements with all of our employees that require them to disclose any inventions created during employment, that convey all rights to inventions to us, and that restrict the distribution of proprietary information.

CLIENTS

Our federal government clients typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate client so long as that client has independent decision-making and contracting authority within its organization. We consider each office or division within an agency or department, which directly or through a prime contractor, engages us, to be a separate client. Under the TIPSS-2 contract with the Internal Revenue Service, program managers throughout the Internal Revenue Service are able to purchase a wide range of our solutions. The Internal Revenue Service, our largest client group, accounted for approximately 12% of our revenues in fiscal 2000, 8% in fiscal 2001, and 10% in fiscal 2002. No other client or client group accounted for more than 10% of our revenues in any of the last three fiscal years.

In our fiscal year ended June 30, 2002, federal government clients accounted for 96% of our revenues, with the remaining 4% attributable to commercial clients. In our fiscal year ended June 30, 2002, we derived 50% of our revenues from national security clients, 19% from health care and public health clients, 27% from civilian agencies and departments, and the remaining 4% from commercial clients. Since our inception in 1978, we have been engaged on approximately 5,500 projects. We currently support 12 of the 14 federal departments in the executive branch, all branches of the military services, the White House, and the judicial and legislative branches of the federal government.

The following table sets forth some of our current federal government clients.

Selected current federal government clients

National security	Health care and public health	Civil government
Department of Defense:
Department of the Army
Department of the Navy
Department of the Air Force
Army National Guard
U.S. Army Reserves
U.S. Marine Corps
Joint Chiefs of Staff
U.S. Transportation Command
Air Mobility Command
Military Sealift Command
Military Traffic Management Command
Office of Secretary of Defense
Defense Manpower Data Center
Defense Advanced Research Program Agency
Defense Logistics Agency
Defense Information Systems Agency
Various intelligence agencies
House of Representatives
Senate
White House
Homeland Security Office
Critical Infrastructure Assurance Office
Cyber-Security Office
Federal Emergency Management Agency

Department of Health and Human Services:
Office of Secretary
National Institutes of Health
Food and Drug Administration Centers for Disease Control and Prevention
Health Resources and Services Administration
Administration for Children and Families
Centers for Medicare and Medicaid Services
Department of Defense:
Office of the Secretary of Defense (Health Affairs)
Army Medical Command
Army Telemedicine and Advanced Technology Center
Air Force Surgeon General

Department of Treasury:
Internal Revenue Service
Department of Justice
Department of Interior
Department of Labor
Department of Commerce
Department of Veterans Affairs
Department of Transportation:
Federal Aviation Administration
Department of Agriculture
Department of Housing and Urban Development
Environmental Protection Agency
Small Business Administration
National Archives and Records Administration
General Services Administration
General Accounting Office
Administrative Office of the U.S. Courts
Federal Reserve Board

SALES AND MARKETING

We have a highly disciplined sales and marketing process that relies upon the business units addressing each of our target markets to further penetrate their existing accounts and our centralized federal sales and marketing organization to win new competitive procurements. Primary responsibility for selling additional services to existing clients, including client account build-out and capture of follow-on work, rests with our business units. Recognizing the importance of client account management, we assign entrepreneurial managers and executives to oversee our major accounts.

Primary responsibility for identifying, qualifying, bidding, and winning new competitive procurements, either for new clients or for large strategic new programs within existing clients, rests with our centralized federal sales and marketing organization. We have approximately 30 experienced sales and marketing professionals that perform client development, corporate communications, procurement support, pricing, and proposal development. Our sales and marketing organization works closely with their counterparts in our business units as we compete to win new business.

Over the three-year period comprising fiscal 2000, 2001, and 2002, our overall win rate on government contracts was over 80%. We calculate our win rate by dividing the estimated dollar value of all contract wins during the period by the combined estimated dollar value of all contract wins and losses during the same period. We include in this calculation single award contracts and multiple award contracts, as well as delivery orders under multiple award contracts. When we win a multiple award contract, we initially include the full estimated value of the work we expect to perform under the contract in our win rate calculation. As we win individual delivery orders under a multiple award contract, we then deduct from the initial contract value the value of those delivery orders to avoid double counting. In the case of a multiple award contract we won before the start of the three-year period, only individual delivery orders we won during the period are counted.

COMPETITION

We compete to win single award contracts and multiple award contracts, such as GWACs and GSA schedule contracts. After we have won a multiple award contract, we then compete for individual delivery orders under the contract. For example, GSA schedule contracts and prime contractor positions on GWACs are typically awarded to multiple contractors. A multiple award contract will list both the providers and the labor categories of products and services that can be performed under the contract. An individual agency that desires to obtain a service typically invites approved providers to compete based on technological expertise, resources, price, or some other basis. Because each of these contracts may provide for hundreds of delivery orders, the primary competition for this business is for delivery orders.

We compete with a variety of competitors in each of our three target markets and we encounter many of the same competitors in each market. These competitors include:

•
Federal systems integrators such as Affiliated Computer Services, Inc., American Management Systems, Incorporated, Anteon International Corporation, BoozAllen & Hamilton Inc., CACI International Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, Science Applications International Corporation, Unisys Corporation, and Veridian Corporation;

•	Divisions of large defense contractors such as Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, and TRW Inc.;

•	Consulting firms such as Accenture Ltd, KPMG Consulting, Inc., and PwC Consulting; and

•	Other smaller and specialized government information technology contractors.

EMPLOYEES AND CORPORATE CULTURE

Our success as an information technology services and solutions company is highly dependent on our employees. We believe we have been successful in developing a culture that enables our employees to succeed. We emphasize three essential attributes—an ethic of honesty and service, quality work and client satisfaction, and caring about our people. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings, and internal communications. Our active recruiting effort is aligned with our strategic business units and relies heavily on employee referrals in addition to a variety of other recruiting methods. Our primary source of our new recruits is employee referrals, which accounted for approximately one-third of our new hires over the past five years. We have found these referrals to be a reliable source of excellent employees. As a result of our continued focus on our employees, we have been chosen by Fortune magazine as one of the “100 Best Companies to Work for in America” for each of 2000, 2001, and 2002.

As of June 30, 2002, we had approximately 2,100 employees. Approximately 50% of our employees have federal government security clearances. Approximately 95% of our employees are information technology and other professionals or managers and approximately 5% are administrative managers or support specialists. Our professional staff is highly educated, with approximately one-third holding advanced degrees. None of our employees is represented by collective bargaining agreements, and we consider our relations with our employees to be good.

CORPORATE INFORMATION

We were incorporated as Systems Research and Applications Corporation in Virginia in 1976 and began operations in 1978. We reincorporated in Delaware as SRA International, Inc. in 1984.

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense, for substantially all of our revenues, and if our relationships with these agencies were harmed, our business would be threatened.

Revenues from contracts with U.S. federal government agencies accounted for 88%, 93%, and 96% of our revenues for fiscal 2000, 2001, and 2002, respectively. Revenues from contracts with clients in the Department of Defense accounted for 43%, 47%, and 53% of our revenues for the same periods. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.

Loss of our GSA schedule contracts or our position as a prime contractor on one or more of our GWACs or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of four GSA schedule contracts, and as a prime contractor under four GWACs and more than 12 indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2000, 2001, and 2002, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 84%, 87%, and 91%, respectively, of our revenues from federal government clients. As these types of contracts have increased in importance in the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenues and our operating results could suffer.

GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts typically have a one- or two-year initial term with multiple options that are exercisable by our government clients to extend the contract for one or more years. We cannot assure you that our clients will exercise these options.

We may not receive the full amount of our backlog, which could harm our business.

Our backlog was $1.034 billion as of June 30, 2002, of which $158.7 million was funded. We currently expect to recognize revenues during fiscal 2003 from approximately 22% of our total backlog as of June 30, 2002. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of June 30, 2002 from which we expect to recognize revenues in fiscal 2003 is likely to be inaccurate because the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenues from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenues on engagements included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenues from engagements included in our backlog as of June 30, 2002, our revenues and operating results for our 2003 fiscal year as well as future reporting periods may be materially harmed.

The loss of a key executive could impair our relationships with government clients and disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good client relations and to identify new business opportunities. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations, and otherwise to manage our business.

If we fail to attract and retain skilled employees, we might not be able to sustain our profit margins and revenue growth.

We must continue to hire significant numbers of highly qualified individuals who have advanced information technology and technical services skills and who work well with our clients in a government or defense-related environment. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be limited. If we encounter a tight labor market, as we did in the first half of fiscal 2001, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenues.

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenues from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or a GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenues for the work they were performing as subcontractors to us.

We may not be successful in identifying acquisition candidates; and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, and disrupt our business.

One of our strategies is to pursue growth through acquisitions. We have very limited acquisition experience to date. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could harm our operating results.

If we are unable to integrate The Marasco Newton Group, Ltd. into our business successfully or to achieve the expected benefits of the acquisition, our revenues and operating results may be impaired.

In January 2002, we acquired The Marasco Newton Group, Ltd. for its expertise in the environmental market, as well as for the opportunity to offer our services to the existing clients of Marasco Newton to increase our revenues. We expect to complete the integration of Marasco Newton during fiscal 2003. If we are unable to successfully integrate Marasco Newton, our revenues and operating results could suffer. In addition, we may not be successful in achieving the anticipated synergies from the acquisition, including expanding the current services provided to Marasco Newton’s existing clients.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Such larger competitors include federal systems integrators such as Computer Sciences Corporation and Science Applications International Corporation, divisions of large defense contractors such as Lockheed Martin Corporation and Northrop Grumman Corporation, and consulting firms such as Accenture Ltd and KPMG Consulting, Inc. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

We derive significant revenues from contracts awarded through a competitive bidding process, which can impose substantial costs upon us, and we will lose revenues if we fail to compete effectively.

We derive significant revenues from federal government contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the need to bid on engagements in advance of the completion of their design, which may result in unforeseen difficulties in executing the engagement and cost overruns;

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

•
the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract.

To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that would negatively affect our operating results, but we may be precluded from operating in the market for services that are provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed as a result of the costs incurred through the bidding process.

We may lose money on some contracts if we miscalculate the resources we need to perform under the contract.

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For fiscal 2002, we derived 52%, 31%, and 17% of our revenues from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. For fiscal 2001, the corresponding percentages were 62%, 23%, and 15%, respectively. For fiscal 2000, the corresponding percentages were 54%, 29%, and 17%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•
Under cost-plus-fee contracts, which are subject to a ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

•
Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses, and we assume the risk that our costs of performance may exceed the negotiated hourly rates.

•
Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus-fee contracts and time-and-materials contracts, fixed-price contracts involve greater financial risk because we bear the impact of cost overruns.

For all three contract types, we bear varying degrees of risk associated with the assumptions we use to formulate our pricing for the work. To the extent our working assumptions prove inaccurate, we may lose money on the contract, which would adversely affect our operating results.

Our margins and operating results may suffer if cost-plus-fee contracts increase in proportion to our total contract mix.

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract that we enter into. Cost-plus-fee contracts accounted for 54%, 62%, and 52% of our revenues for fiscal 2000, fiscal 2001, and fiscal 2002, respectively. To the extent that we enter into more cost-plus-fee contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenues derived from work performed by our subcontractors represented approximately 35% of our revenues for each of the last three fiscal years. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure to problems incurred by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment to our previously reported operating results. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and operating margins may be reduced.

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true. Although audits have been completed on our incurred contract costs through fiscal 1999, audits for costs incurred or work performed after fiscal 1999 have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenues and operating results would be materially harmed.

If we experience systems and service failure, our reputation could be harmed and our clients could assert claims against us for damages or refunds.

We create, implement, and maintain information technology solutions that are often critical to our clients’ operations, including those of both our government and our commercial clients. We have experienced and may in the future experience some systems and service failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, products, or other applications have significant defects or errors, are subject to delivery delays, or fail to meet our clients’ expectations, we may:

•	lose revenues due to adverse client reaction;

•	be required to provide additional services to a client at no charge;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; or

•	suffer claims for substantial damages against us.

In addition to any costs resulting from product or service warranties, contract performance, or required corrective action, these failures may result in increased costs or loss of revenues if clients postpone subsequently scheduled work or cancel or fail to renew contracts.

While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our clients, we cannot assure you that these contractual provisions will be legally sufficient to protect us if we are sued. In addition, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our reputation.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business.

Some government contracts require us to maintain facility security clearances, and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, the government client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could harm our operating results.

Security breaches in sensitive government systems could result in loss of clients and negative publicity.

Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could materially reduce our revenues.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our class A common stock to decline.

We expect our revenues and operating results to vary significantly from quarter to quarter. In addition, we cannot predict our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline. Factors that may affect our operating results include:

•	fluctuations in revenues earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts, GWACs, and other indefinite delivery/
indefinite quantity contracts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	contract mix and the extent of use of subcontractors;

•	changes in presidential administrations and senior federal government officials that affect the timing of technology procurement; and

•	changes in policy or budgetary measures that adversely affect government contracts in general.

Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.

We depend on our intellectual property and our failure to protect it could enable competitors to market products and services with similar features that may reduce demand for our products.

Our success depends in part upon the internally developed technology, proprietary processes, and other intellectual property that we utilize to provide our services and incorporate in our products. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Federal government clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in any manner they deem appropriate, including providing it to our competitors in connection with their performance of other federal government contracts. We typically seek governmental authorization to re-use intellectual property developed for the federal government or to secure export authorization. Federal government clients typically grant contractors the right to commercialize software developed with federal funding. However, if we were to improperly use intellectual property even partially funded by the federal government, the federal government could seek damages or royalties from us, sanction us, or prevent us from working on future government contracts.

We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others, including our employees, may circumvent the trade secrets and other intellectual property that we own. Although we require our employees to execute non-disclosure and intellectual property assignment agreements, these agreements may not be legally or practically sufficient to protect our rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources, with no assurance of success.

We may be harmed by intellectual property infringement claims.

We may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and business solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the software and other forms of intellectual property that we use to provide our services and business solutions to our clients, but we also license technology from other vendors. If our vendors, our employees, or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	cease selling or using products or services that incorporate the challenged software or technology;

•	obtain a license or additional licenses from our vendors or other third parties; or

•	redesign our products and services that rely on the challenged software or technology.

Our employees may engage in misconduct or other improper activities, which could harm our business.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenues.

Revenues from contracts with clients in the Department of Defense accounted for 43%, 47%, and 53% of our revenues for fiscal 2000, fiscal 2001, and fiscal 2002, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenues and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Current government spending levels may not be sustainable, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in government expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenues.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

We derived 88%, 93%, and 96% of our revenues for fiscal 2000, fiscal 2001, and fiscal 2002, respectively, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

•	curtailment of the federal government’s use of technology services firms;

•	a significant decline in spending by the federal government, in general, or by specific departments or agencies in particular;

•	reductions in federal government programs or requirements;

•	the adoption of new laws or regulations that affect companies that provide services to the federal government;

•	delays in the payment of our invoices by government payment offices;

•	federal governmental shutdowns, such as the shutdown that occurred during the government’s 1996 fiscal year, and other potential delays in the government appropriations process; and

•	general economic and political conditions.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which could cause us to lose revenues. We have substantial contracts in place with many federal departments and agencies, and our continued performance under these contracts, or award of additional contracts from these agencies, could be materially harmed by federal government spending reductions or budget cutbacks at these departments or agencies.

The adoption of new procurement laws or regulations could reduce the amount of services that are outsourced by the federal government and could cause us to lose revenues.

New legislation, procurement regulations, or union pressure could cause federal agencies to adopt restrictive procurement practices regarding the use of outside information technology providers. For example, the American Federation of Government Employees, the largest federal employee union, strongly endorses bills that are currently before Congress that may restrict the procedure by which services are outsourced to government contractors. This proposed legislation, the Truthfulness, Responsibility, and Accountability in Contracting Act, or TRAC, would effectively reduce the volume of services that are outsourced by the federal government. TRAC would provide for an internal review by an agency to determine the estimated cost for government employees to perform a task that is proposed for outsourcing. If the internal review shows that services could be delivered for a lower cost by government employees than the lowest bid offered through the price competition held in connection with the procurement process, the task may not be outsourced. If the TRAC legislation, or similar legislation, were to be enacted, it would likely reduce the amount of information technology services that could be outsourced by the federal government, which could materially reduce our revenues.

The recent Office of Management and Budget moratorium on some homeland security spending by several agencies of the federal government could reduce or delay federal information technology spending and cause us to lose revenues.

The Office of Management and Budget, which supervises spending by federal agencies, issued a directive in July 2002 requiring the review and consolidation of information technology spending programs among the component agencies of the proposed Department of Homeland Security. This directive imposed a moratorium on several agencies’ information technology infrastructure system development and planned modernization efforts in excess of $500,000. During this moratorium, the agencies’ information technology investments will be reviewed by a newly-formed Homeland Security IT Investment Review Group. After this review, the IT Investment Review Group will make recommendations for reducing information technology spending across the proposed Department of Homeland Security. The moratorium and any subsequent spending reductions could cause Department of Homeland Security component agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts, to decline to exercise options to renew existing contracts, or to postpone or cancel proposed information technology acquisition programs. Any of these outcomes could have a material adverse impact on our revenues and our financial performance, because we have contracts with component agencies of the proposed Department of Homeland Security.

Federal government contracts contain provisions giving government clients a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

•	terminate existing contracts, with short notice, for convenience, as well as for default;

•	reduce or modify contracts or subcontracts;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a multi-year contract;

•	claim rights in products, systems, and technology produced by us;

•
prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•
subject the award of GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract; and

•	suspend or debar us from doing business with the federal government or with a particular governmental agency.

If a government client terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts or suspend or debar us from doing business with government agencies, our revenues and operating results would be materially harmed.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our government clients and may impose added costs on our business. Among the most significant regulations are:

•
the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under some cost-based government contracts; and

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified products and technical data.

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the federal government, each of which could lead to a material reduction in our revenues.

Other Risks Related To Our Stock

A public market for our class A common stock has existed only for a brief period of time, and our stock price could be volatile and could decline, resulting in a substantial loss on your investment.

Prior to May 24, 2002, there was no public market for any class of our common stock. An active trading market for our class A common stock may not be sustained, which could affect your ability to sell your shares and could depress the market price of your shares.

The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and investors in our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenue or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	contract mix and the extent of use of subcontractors;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	federal government spending levels, both generally and by our particular government clients;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	changes in the government information technology services industry;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including economic factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Our chief executive officer, whose interests may not be aligned with yours, will continue to control our company, which could result in actions of which you or other stockholders do not approve.

As of September 9, 2002, Ernst Volgenau, our chief executive officer, beneficially owned 710,145 shares of class A common stock and 6,908,270 shares of class B common stock, representing approximately 67.9% of the combined voting power of our outstanding common stock. As of September 9, 2002, our executive officers and directors as a group beneficially owned an aggregate of 5,043,906 shares of class A common stock and 9,082,711 shares of class B common stock, representing approximately 92.2% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise control or significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

A substantial number of shares will be eligible for sale in the near future, which could cause our class A common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market, the market price of our class A common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2002, we had outstanding 20,711,484 shares of common stock, assuming no exercise of outstanding options. Of these shares, 6,302,526 are freely tradable. On November 20, 2002, 12,291,313 additional shares of common stock will be available for sale in the public market following the expiration of lock-up agreements between our stockholders and the underwriters, and 2,117,645 more shares will become available for sale in the public market in October 2003 following the expiration of the lock-up between us and the entities affiliated with General Atlantic Partners, LLC. Salomon Smith Barney, on behalf of the underwriters, may release stockholders from their 180 day lock-up agreements expiring November 20, 2002, with the underwriters at any time and without notice, which would allow for earlier sale of shares in the public market. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

In addition, we have offered, and expect to continue to offer, a significant number of stock options to our employees. As of September 9, 2002, there were 3,592,471 shares of class A common stock issuable upon exercise of outstanding stock options. To the extent these outstanding options are or become exercisable, and are ultimately exercised, the shares issued upon such exercise will be generally tradable.

Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our class A common stock may be lower as a result.

There are provisions in our certificate of incorporation and by-laws that make it more difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our class A common stock and the voting and other rights of our stockholders may be adversely affected. This issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents contain other provisions that could have an anti-takeover effect, including:

•	the high-vote nature of our class B common stock;

•	only one of the three classes of directors is elected each year;

•	stockholders have limited ability to remove directors without cause;

•	stockholders cannot take actions by written consent;

•	stockholders cannot call a special meeting of stockholders; and

•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our class A common stock. These provisions may also prevent changes in our management.

Item 2.    PROPERTIES

We lease our office facilities and we do not own any facilities or real estate. We have leased our corporate headquarters at 4350 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. Currently the two buildings comprising our headquarters are leased under separate leases with the same landlord. Both of our headquarters’ leases expire on December 31, 2015. We also lease facilities in Arlington, Falls Church, and Newport News, Virginia; Baltimore, Linthicum, New Carrollton, and Rockville, Maryland; Atlanta, Georgia; Durham, North Carolina; San Antonio, Texas; San Diego, California; Fairview Heights, Illinois; and Bremerton, Washington. In addition, we have employees who work on engagements at other smaller operating locations around the United States.

Item 3.    LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2002, we submitted certain matters to a vote of our stockholders through the solicitation of a written consent under Section 228 of the General Corporation Law of the State of Delaware. A written consent was received from stockholders dated May 6, 2002. This consent approved:

(1)  the filing of a Certificate of Amendment to our Restated Certificate of Incorporation;

(2)  the filing of our Amended and Restated Certificate of Incorporation immediately prior to the closing of our initial public offering of our class A common stock; and

(3)  the adoption of our 2002 Stock Incentive Plan.

Each of these matters was approved by the affirmative votes of 3,146,205 shares of class A common stock, representing 55% of the 5,716,226 shares of class A common stock then outstanding, and 9,128,711 shares of class B common stock, representing 100% of the class B common stock then outstanding. These numbers give effect to the 1-for-1.7 reverse stock split we effected on May 8, 2002.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since May 24, 2002, our class A common stock has been publicly traded on the New York Stock Exchange under the symbol “SRX.” Prior to May 24, 2002, our class A common stock was not publicly traded. The high and low sales prices of our class A common stock as reported by the New York Stock Exchange were:

	High	Low
Year ended June 30, 2002:
Fourth Quarter (from May 24, 2002)	$27.45	$21.25

As of September 9, 2002, there were approximately 118 holders of record of our class A common stock and 2 holders of record of our class B common stock. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of September 9, 2002, the closing price of our class A common stock was $27.88.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under our equity compensation plans will be set forth in the definitive proxy statement for the 2002 annual meeting of stockholders and is incorporated into this report by reference.

Sale of Unregistered Securities

During fiscal 2002, we sold certain securities that were not registered under the Securities Act of 1933 as amended at the time of issuance. During fiscal 2002, we issued options to purchase a total of 107,344 shares of our class A common stock at exercise prices ranging from $8.50 to $10.15 per share to our employees and directors pursuant to our 1994 Stock Option Plan. During fiscal 2002, optionees have exercised options to purchase 1,990,183 shares of our class A common stock at a weighted average exercise price of $1.84 pursuant to our 1985 Key Employee Incentive Plan and 1994 Stock Option Plan. In addition, in April 2002, we and several of our stockholders, including our executive officers, entered into a stock purchase agreement with four investment entities affiliated with General Atlantic Partners, LLC, or GAP, a private investment group, whereby the GAP entities purchased an aggregate of 2,117,645 shares of class A common stock at a per share price of $18.70. Pursuant to the stock purchase agreement, we sold 535,348 shares of class A common stock.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and SRA International, Inc. believes that this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The recipients in this transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in this transaction. All recipients had adequate access to information about SRA International, Inc.

During fiscal 2002, we issued 118,419 shares of our class A common stock to our SRA International, Inc. 401(k) Plan through matching contributions and discretionary contributions as determined by our board of directors. These issuances were not sales within the meaning of the Securities Act of 1933, as amended.

Use of Proceeds

We are furnishing the following information with respect to the use of proceeds from our initial public offering of class A common stock, $0.004 par value per share, which first closed in May 2002. The effective date of the Registration Statement on Form S-1 for the offering was May 23, 2002, and the commission file number of the Registration Statement is 333-83780. The offering commenced on May 23, 2002. The offering terminated on June 4, 2002, the date of the exercise of the underwriters’ over-allotment option. All of the shares of class A common stock registered for our account were sold prior to the termination of the offering. The managing underwriters for the offering were Salomon Smith Barney Inc., UBS Warburg LLC, Legg Mason Wood Walker, Incorporated, Raymond James & Associates, Inc., Adams, Harkness & Hill, Inc., and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. We registered 5,750,000 shares of our class A common stock, $0.004 par value per share, in the offering. The aggregate offering price of the shares registered and sold by us was $103.5 million. The actual expenses incurred for our account in connection with the offering were as follows:

Underwriting Discount	$7,245,000

SEC registration fee	18,000

NASD filing fee	11,000

New York Stock Exchange listing fee	171,000

Printing and engraving expenses	357,000

Legal fees and expenses	581,000

Accounting fees and expenses	909,000

Blue Sky fees and expenses (including legal fees)	15,000

Transfer agent and registrar fees and expenses	10,000

Total	$9,317,000

Payment of expenses were to persons other than our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates.

Our net offering proceeds after expenses were approximately $94.2 million. From May 23, 2002 until June 30, 2002 we used $2.0 million to repay outstanding borrowings under our credit facility, $29.8 million for working capital expenditures, and $606,000 for capital expenditures. Such payments, other than amounts paid as employment compensation, were to persons other than our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates.

I tem 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2000, 2001 and 2002, and the balance sheet data as of June 30, 2001, and 2002, are derived from, and are qualified by reference to, our audited financial statements that have been audited by Deloitte & Touche LLP, independent auditors, and that are included in this Form 10-K. The statement of operations data for the fiscal year ended June 30, 1999, and the balance sheet data as of June 30, 1999 and 2000, are derived from our audited financial statements that have been audited by Deloitte & Touche LLP and not included in this Form 10-K. The statement of operations data for the fiscal year ended June 30, 1998 and the balance sheet data as of June 30, 1998 are derived from our unaudited financial statements that are not included in this Form 10-K. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth therein.

	Year Ended June 30,
	1998	1999	2000	2001	2002
	(in thousands except share and per share data)
Statement of Operations Data:
Revenues	$222,695	$291,856	$312,035	$312,548	$361,197
Operating costs and expenses:
Cost of services	156,204	199,732	213,549	221,835	258,863
Selling, general, and administrative	50,136	70,567	77,200	84,985	76,143
Depreciation and amortization	4,664	5,720	7,258	8,045	7,684
Reimbursement of expenses upon formation of Mantas, Inc	—	—	—	(6,485)	—

Total operating costs and expenses	211,004	276,019	298,007	308,380	342,690

Operating income (loss)	11,691	15,837	14,028	4,168	18,507
Interest expense, net	(939)	(1,068)	(529)	(797)	(101)
Other (expense) income	—	—	(209)	(2,391)	1,775
Gain (loss) on equity method investment	—	—	(900)	11,776	373

Income before taxes	10,752	14,769	12,390	12,756	20,554
Provision for taxes	4,397	6,129	5,092	5,383	9,277

Net income	$6,355	$8,640	$7,298	$7,373	$11,277

Earnings per share:
Basic	$0.46	$0.62	$0.53	$0.54	$0.77

Diluted	$0.38	$0.51	$0.44	$0.45	$0.66

Weighted-average shares:
Basic	13,939,503	13,852,600	13,787,806	13,563,723	14,630,512

Diluted	16,788,788	16,953,438	16,674,610	16,401,370	17,030,717

	As of June 30,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$183	$113	$9	$8	$87,137
Working capital	30,082	35,599	29,348	21,749	131,569
Total assets	102,452	129,830	125,425	127,458	226,293
Long-term debt, net of current portion	12,774	15,594	9,136	2,000	400
Total stockholders’ equity	29,656	37,180	42,062	43,112	159,444

Ite m 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “BUSINESS—RISK FACTORS” and elsewhere in this Form 10-K.

OVERVIEW

We are a leading provider of information technology services and solutions to federal government clients in three principal markets: national security, health care and public health, and civil government. Since our founding in 1978, we have undertaken approximately 5,500 contract engagements and have derived substantially all of our revenues from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenues for the foreseeable future. During each of our last three fiscal years, we recognized more than 94% of our revenues from contract engagements in which we acted as a prime contractor. Our contract base is diversified among federal government clients, and we currently serve over 300 government clients on more than 700 active engagements. No single engagement accounted for more than 5% of our revenues during fiscal 2002. The Internal Revenue Service, our largest client group, accounted for approximately 12% of our revenues in fiscal 2000, 8% in fiscal 2001, and 10% in fiscal 2002. No other client or client group accounted for more than 10% of our revenues in the last three fiscal years.

Our backlog as of June 30, 2002 was approximately $1.034 billion, of which $158.7 million was funded. Our backlog as of June 30, 2001 was $685.9 million, of which $129.8 million was funded. We define our backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenues during fiscal 2003 from approximately 22% of our total backlog as of June 30, 2002. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011.

We have had three operating segments for financial reporting purposes. Our three reportable segments included the consulting and systems integration business, or C&SI, the emerging technologies business, or ET, and the legal systems integration business, or LSI.

•
The C&SI segment represents our core business and includes high-end consulting services and information technology solutions primarily for federal government clients. This segment focuses on our three principal markets: national security, health care and public health, and civil government. As of the end of fiscal 2002, the C&SI segment represents substantially all of our ongoing operations.

•
The ET segment historically performed advanced technology research and development, sought commercial applications for this technology, and managed our commercial software products and services offerings including Assentor and NetOwl. The ET segment also managed our Mantas service offerings until May 24, 2001, when we contributed them to Mantas, Inc., a separate company. Substantially all ET segment activities have been discontinued as of June 30, 2002. All future research and development activities are expected to be managed directly by the C&SI segment and directed specifically toward C&SI customer requirements. Substantially all ET segment employees were redeployed to the C&SI segment or terminated as of the end of fiscal 2002. As of July 1, 2002, the only remaining activity in the ET segment is our Assentor software product offering.

•
The LSI segment consists of our legal systems integration business, which we closed as of December 31, 2000. The legal systems integration business provided network and desktop integration services for large law firms. Increasingly, these law firms retained their own internal staff to perform this work and the nature of our services to these clients became commoditized. As a result, there were fewer engagements of the scale and margin potential to justify maintaining this business. Because we closed the LSI segment as of December 31, 2000, our financial statements covering periods after that date do not reflect any results from the LSI segment and will not in the future.

The following table summarizes the percentage of total revenues for each period represented by each of our reportable segments.

	Year ended June 30,
Segment	2000	2001	2002
Consulting & systems integration	90.6%	94.4%	98.6%
Emerging technologies	4.5	4.5	1.4
Legal systems integration	4.9	1.1	—

We have historically invested in applied research and development to develop new technologies that enhance our information technology services and solutions. Some of these investments have supported the C&SI segment, while others were independent initiatives and were reflected in the ET segment. Although we have developed software products in the course of these efforts, service revenues have accounted for substantially all of our revenues. For each of the last three fiscal years, 98% or more of our revenues were derived from services and the remainder was derived from software product licensing and related activities.

Some of our research and development investments have led to the formation of separate companies, including Mail2000, Inc., which provides software-based services to expedite the delivery of large volumes of mail, and Mantas, Inc., which provides services to the financial services industry to address anti-money laundering and other efforts. In February 2001, we sold our minority interest in Mail2000, Inc., recognizing a pre-tax gain of $11.8 million, including the reversal of a $900,000 accrual for probable losses under funding commitments we made to Mail2000, Inc. In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which we formed with funding and other contributions received from Safeguard Scientifics and the National Association of Securities Dealers, Inc., or the NASD. We have retained a non-controlling equity interest in Mantas, Inc. Although we believe it is important to continue to invest in technology to enhance our information technology services and solutions, we have eliminated such spending in the ET segment and expect all future research and development expenses to be targeted to the needs of our federal government customers as we have sharpened our focus on our core C&SI business.

In the future, we intend to focus on increasing our internal growth, and we may pursue strategic acquisitions that can cost-effectively add new clients, specific agency knowledge or technological expertise. In January 2002, we made our first government services acquisition, acquiring The Marasco Newton Group Ltd. for its expertise in the federal government environmental market. We also expect that this acquisition will enable us to sell our complete range of services and solutions to Marasco Newton’s client base.

Revenues

Most of our revenues are generated on the basis of services provided to the federal government, either by our employees or by our subcontractors. To a lesser degree, the revenue we earn may include third-party hardware and software that we purchase and integrate when requested by the client as a part of the solutions that we provide to our clients.

Contract Types.    When contracting with our government clients, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

•
Cost-plus-fee contracts.    Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. Cost-plus-fixed-fee contracts specify the contract fee in dollars.

Cost-plus-award-fee contracts typically provide for a base fee amount, plus an award fee that varies, within specified limits, based upon the client’s assessment of our performance as compared to contractual targets for factors such as cost, quality, schedule, and performance. The majority of our cost-plus-fee contracts are cost-plus-fixed-fee.

•
Time-and-materials contracts.    Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual hourly labor rates vary from those provided in the contract, we will generate more or less profit.

•
Fixed-price contracts.    Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. We generally do not undertake complex, high-risk work under fixed-price terms.

Our historical contract mix, measured as a percentage of total revenues for each period, is summarized in the table below.

	Year ended June 30,
Contract type	2000	2001	2002
Cost-plus-fee	54%	62%	52%
Time-and-materials	29	23	31
Fixed-price	17	15	17

Critical Accounting Policies Relating to Revenue Recognition.    Our critical accounting policies primarily relate to revenue recognition and cost estimation. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a monthly in-process review for each contract. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, and commitments. This monthly in-process review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

Absent evidence to the contrary, we recognize revenue as follows. Revenues on cost-plus-fee contracts are recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenues on time-and-materials contracts are recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenues on fixed-price contracts are recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of a monthly in-process review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a client that the fee has been earned.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of our progress toward completing the contract. From time to time, as part of our standard management processes, facts develop that require us to revise our estimated total costs or revenues. In most cases, these revisions relate to changes in the contractual scope of our work. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known.

We also grant software licenses to clients for the use of our proprietary software products. These revenues are reflected in the ET segment. We generally recognize license revenues upon shipment and delivery of the product, assuming no significant vendor obligations remain and that collection of the resulting receivable is probable. We also derive revenue from the support and maintenance of these software products. Support and maintenance fees are usually paid in advance by clients and typically cover a 12-month period. Support and maintenance fees are deferred and recognized ratably over the term of the support and maintenance period. From time to time, we may also provide integration services related to our software licensing and maintenance activities. Revenue for these services is recognized as the services are provided.

Cost of Services

Cost of services includes the direct costs to provide our services and business solutions to clients. The most significant of these costs are the salaries and wages, plus associated fringe benefits, of our employees directly serving clients. Cost of services also includes the cost of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other direct costs such as travel expenses incurred to support contract efforts.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for clients. Among the functions covered by these costs are asset and facilities management, business development, research and development, contracts and legal, finance and accounting, executive and senior management, human resources, and information system support. Facilities-related costs are also included in selling, general, and administrative expenses. The portion of selling, general, and administrative expenses that relate to corporate support functions are allocated to segments based on the ratio of segment labor expenses to total labor, exclusive of corporate selling, general, and administrative labor. The total amount of corporate selling, general, and administrative expenses that was allocated to segments was $36.9 million, $37.2 million and $35.9 million for fiscal 2000, 2001, and 2002, respectively.

Stock-Based Compensation and 401(k) Contribution Expense

The stock-based compensation and 401(k) contribution expenses described in the following two paragraphs are included in selling, general, and administrative expenses and cost of services in the results of operations discussed below.

Stock-based compensation expense reflects expenses related to stock option grants for which pre-existing grant terms were modified or for which grants were issued below fair market value. Stock-based compensation expenses are included in selling, general, and administrative expenses. For fiscal 2002, the total amount of stock-based compensation was $1.7 million, with $937,000 recognized as current expense and $720,000 as deferred compensation expense, which will be recognized ratably over the remaining four-year vesting period of the related stock options.

In addition to granting our employees options to acquire our common stock, we contribute cash and common stock to our 401(k) plan to match a portion of employee contributions. Our contribution expense was approximately $2.4 million, $2.8 million, and $4.2 million for fiscal 2000, 2001, and 2002, respectively. Our expense for fiscal 2002 was approximately $1.0 million higher than expected since the value per share of the shares we contributed to the 401(k) plan was higher on the contribution date than when we made the original per-share determination. Our 401(k) contribution expense is a component of the fringe benefit expense included in cost of services and selling, general, and administrative expenses.

Depreciation and Amortization

Depreciation and amortization includes depreciation of computers and other equipment, the amortization of software we use internally, the amortization of leasehold improvements, and the amortization of identified intangibles. These depreciation and amortization expenses are allocated to segments based on the ratio of segment labor expenses to total labor, exclusive of corporate selling, general, and administrative labor. The amortization of computer software developed for sale to clients is included in cost of services.

Reimbursement of Expenses Upon Formation of Mantas, Inc.

In December 2000, we formed a wholly owned subsidiary, Mantas LLC, with the expectation that we would transfer our Mantas service offering, consisting of contracts, people, and intellectual property, to Mantas LLC on or about January 1, 2001 and a third party investor would acquire an equity interest in Mantas LLC for cash. To allow the participation of an additional strategic investor, the actual funding and closing was delayed until May 24, 2001. We continued to own, develop and operate the Mantas service offering we had planned to transfer to Mantas LLC until May 24, 2001. We did this with the understanding from the third party investors that, once Mantas LLC was funded, we would be reimbursed by Mantas LLC for the operating costs of the Mantas service offering from January 1, 2001 to closing.

Operations of the Mantas service offering for the period from January 1, 2001 to May 24, 2001 resulted in our incurring approximately $9.9 million of expenses and realizing approximately $3.4 million of revenues, which we included in our operating results as revenues and expenses. On May 24, 2001, Mantas LLC converted from a limited liability company to a corporation and changed its name to Mantas, Inc. On the same day, we transferred the contracts, people, and intellectual property rights of our Mantas service offering to Mantas, Inc. in exchange for a non-controlling interest in Mantas, Inc. Subsequent to May 24, 2001, Mantas, Inc. reimbursed us for the expenses described above and we paid Mantas, Inc. for the revenues described above. This resulted in a net reimbursement to us of approximately $6.5 million which is recorded as a separate line item in our operating results. Since May 24, 2001, we have accounted for our investment in Mantas, Inc. using the equity method of accounting.

Other (Expense) Income

The Internal Revenue Service challenged our use of the cash receipts and disbursements method of accounting for income taxes in 1998 while auditing our fiscal 1996 tax return. Other expense through June 30, 2001 reflects our historical provision for interest due on income taxes as a result of our use of this method. Through June 30, 2001, we accrued $2.6 million as a reserve toward this contingency for what we then estimated to be our probable interest payments on this liability. In February 2002, we settled this matter with the Internal Revenue Service and recorded other income in fiscal 2002 of approximately $1.8 million, representing the amount by which the reserve exceeded our actual federal and estimated state interest payments of approximately $800,000.

Gains and Losses on Equity Method Investments

We use the equity method of accounting for investments in which we do not have a controlling interest but exercise significant influence. Under the equity method, investments are carried at cost and then are adjusted to reflect our portion of increases and decreases in the net assets of the investee. Our investment in Mail2000, Inc. was accounted for under the equity method until it was sold in February 2001. The gains we recognized upon the sale of our minority interest in Mail2000, Inc. are included in gains and losses on equity method investments.

Our investment in Mantas, Inc. has been accounted for under the equity method since its formation in May 2001. We are required to recognize our proportionate interest in Mantas, Inc.’s losses to the extent we have a cost basis in the investment on our balance sheet. We have no cost basis in Mantas, Inc. because we did not previously capitalize our internal investments in the Mantas service offerings. Accordingly, we have not recognized any portion of Mantas, Inc.’s losses through June 30, 2002.

Results of Operations

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenues, for the periods indicated.

	Year Ended June 30,
	2000	2001	2002
	(in thousands)
Revenues	$312,035	$312,548	$361,197
Operating costs and expenses:
Cost of services	213,549	221,835	258,863
Selling, general, and administrative	77,200	84,985	76,143
Depreciation and amortization	7,258	8,045	7,684
Reimbursement of expenses upon formation of Mantas, Inc.	—	(6,485)	—

Total operating costs and expenses	298,007	308,380	342,690

Operating income	14,028	4,168	18,507
Interest expense, net	(529)	(797)	(101)
Other (expense) income	(209)	(2,391)	1,775
Gain (loss) on equity method investment	(900)	11,776	373

Income before taxes	12,390	12,756	20,554
Provision for income taxes	5,092	5,383	9,277

Net income	$7,298	$7,373	$11,277

	(as a percentage of revenues)
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	68.4	71.0	71.7
Selling, general, and administrative	24.7	27.2	21.1
Depreciation and amortization	2.4	2.6	2.1
Reimbursement of expenses upon formation of Mantas, Inc.	—	(2.1)	—

Total operating costs and expenses	95.5	98.7	94.9

Operating income	4.5	1.3	5.1
Interest expense, net	(0.2)	(0.3)	(0.0)
Other (expense) income	(0.1)	(0.7)	0.5
Gain (loss) on equity method investment	(0.2)	3.8	0.1

Income before taxes	4.0	4.1	5.7
Provision for income taxes	1.7	1.7	2.6

Net income	2.3%	2.4%	3.1%

The following tables set forth revenues, operating costs and expenses and operating income (loss) for each of our reportable business segments, as well as those items expressed as a percentage of the segment’s revenues, for the periods indicated.

Consulting & Systems Integration Segment

	Year ended June 30,
	2000	2001	2002
	(in thousands)
Revenues	$282,735	$294,892	$356,246
Operating costs and expenses:
Cost of services	197,915	211,277	255,692
Selling, general, and administrative	58,207	60,414	68,518
Depreciation and amortization	6,340	6,938	7,371

Total operating costs and expenses	262,462	278,629	331,581

Operating income	$20,273	$16,263	$24,665

	(as a percentage of consulting & systems integration revenues)
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	70.0	71.6	71.8
Selling, general, and administrative	20.6	20.5	19.2
Depreciation and amortization	2.2	2.4	2.1

Total operating costs and expenses	92.8	94.5	93.1

Operating income	7.2%	5.5%	6.9%

Emerging Technologies Segment

	Year ended June 30,
	2000	2001	2002
	(in thousands)
Revenues	$14,056	$14,168	$4,951
Operating costs and expenses:
Cost of services	6,228	8,961	3,171
Selling, general, and administrative	9,440	18,951	7,625
Depreciation and amortization	493	949	313
Reimbursement of expenses upon formation of Mantas, Inc.	—	(6,485)	—

Total operating costs and expenses	16,161	22,376	11,109

Operating loss	$(2,105)	$(8,208)	$(6,158)

Gain (loss) on equity method investment	$(900)	$11,776	$373

	(as a percentage of emerging technologies revenues)
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	44.3	63.2	64.1
Selling, general, and administrative	67.2	133.8	154.0
Depreciation and amortization	3.5	6.7	6.3
Reimbursement of expenses upon formation of Mantas, Inc.	—	(45.8)	—

Total operating costs and expenses	115.0	157.9	224.4

Operating loss	(15.0)%	(57.9)%	(124.4)%

Gain (loss) on equity method investment	(6.4)%	83.1%	7.5%

Legal Systems Integration Segment

	Year ended June 30,
	2000	2001	2002
	(in thousands)
Revenues	$15,244	$3,488	$—
Operating costs and expenses:
Cost of services	9,406	1,597	—
Selling, general, and administrative	9,553	5,620	—
Depreciation and amortization	425	158	—

Total operating costs and expenses	19,384	7,375	—

Operating loss	$(4,140)	$(3,887)	$—

	(as a percentage of legal systems integration revenues)
Revenues	100.0%	100.0%	—%
Operating costs and expenses:
Cost of services	61.7	45.8	—
Selling, general, and administrative	62.7	161.1	—
Depreciation and amortization	2.8	4.5	—

Total operating costs and expenses	127.2	211.4	—

Operating loss	(27.2)%	(111.4)%	—%

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Revenues

For fiscal 2002, total revenues increased 15.6% to $361.2 million, from $312.5 million for fiscal 2001. The C&SI segment revenues increased 20.8% to $356.2 million for fiscal 2002, from $294.9 million for fiscal 2001. Revenue growth in this segment resulted primarily from approximately $20 million of revenues related to the acquisition of Marasco Newton in January 2002, approximately $30 million of revenues related to new contract wins, including contracts with the National Guard Bureau, the Office of the Secretary of Defense, and several contracts related to homeland security, and approximately $11 million of revenues related to the expansion of services to the Internal Revenue Service. The ET segment revenues decreased 65.1% to $5.0 million for fiscal 2002, from $14.2 million for fiscal 2001. The $14.2 million of revenues for fiscal 2001 included $8.0 million of revenues attributable to Mantas service offerings. Following the formation of Mantas, Inc. as a separate company in May 2001, we have not consolidated its revenues or expenses. For fiscal 2002, more than 85% of the revenues of the ET segment related to licensing and maintenance of our proprietary software. The LSI segment revenues were $3.5 million for fiscal 2001. We did not recognize any LSI revenues for fiscal 2002 because we closed the LSI segment as of December 31, 2000.

Cost of Services

For fiscal 2002, total cost of services increased 16.7% to $258.9 million, from $221.8 million for fiscal 2001. As a percentage of total revenues, total cost of services increased to 71.7% for fiscal 2002, from 71.0% for fiscal 2001. The C&SI segment cost of services increased 21.0% to $255.7 million for fiscal 2002, from $211.3 million for fiscal 2001. Approximately $14 million of this increase was due to the acquisition of Marasco Newton, approximately $22 million was due to new contract wins, and approximately $8 million was due to the expansion of services to the Internal Revenue Service. As a percentage of C&SI revenues, C&SI cost of services increased slightly to 71.8% for fiscal 2002, from 71.6% for fiscal 2001. This increase as a percentage of C&SI revenues is attributable to higher stock-based 401(k) contribution expense in fiscal 2002. The ET segment cost of services declined 64.6% to $3.2 million for fiscal 2002, from $9.0 million for fiscal 2001, reflecting the formation of Mantas, Inc. as a separate company. As a percentage of ET revenues, ET cost of services increased slightly to 64.1% for fiscal 2002, from 63.2% for fiscal 2001. The LSI segment cost of services was $1.6 million for fiscal 2001. We did not incur any LSI cost of services for fiscal 2002 because we closed the LSI segment as of December 31, 2000.

Selling, General, and Administrative Expenses

For fiscal 2002, total selling, general, and administrative expenses decreased 10.4% to $76.1 million, from $85.0 million for fiscal 2001. As a percentage of total revenues, total selling, general, and administrative expenses decreased to 21.1% for fiscal 2002, from 27.2% for fiscal 2001. Total selling, general, and administrative expenses for fiscal 2002 included stock-based compensation of $1.2 million; there were no stock-based compensation expenses for fiscal 2001. The C&SI segment selling, general, and administrative expenses increased 13.4% to $68.5 million for fiscal 2002, from $60.4 million for fiscal 2001. As a percentage of C&SI revenues, C&SI selling, general, and administrative expenses decreased to 19.2% for fiscal 2002, from 20.5% for fiscal 2001. This decrease as a percentage of C&SI revenues occurred because C&SI management expenses and corporate costs allocated to C&SI both grew at a lower rate than C&SI revenues because of cost control measures taken by management. The ET segment selling, general, and administrative expenses declined 59.8% to $7.6 million for fiscal 2002, from $19.0 million for fiscal 2001, reflecting the formation of Mantas, Inc. as a separate company. As a percentage of ET revenues, ET selling, general, and administrative expenses increased to 154.0% for fiscal 2002, from 133.8% for fiscal 2001. This increase was due to stock-based compensation expenses recorded in July 2001 when pre-existing grant terms were modified for stock options held by certain employees. The LSI segment selling, general, and administrative expenses were $5.6 million for fiscal 2001. We did not incur any LSI selling, general, and administrative expenses for fiscal 2002 because we closed the LSI segment as of December 31, 2000.

Depreciation and Amortization

For fiscal 2002, depreciation and amortization decreased by 4.5% to $7.7 million, from $8.0 million for fiscal 2001, reflecting reduced capital spending.

Interest Expense, net

For fiscal 2002, interest expense, net, decreased to $101,000, from $797,000 for fiscal 2001. This decrease reflects reduced borrowings and increased cash balances resulting from improved operating income and lower days sales outstanding in accounts receivable.

Other (Expense) Income

Other expense was $2.4 million for fiscal 2001, reflecting our provision for probable interest due on income taxes as a result of the Internal Revenue Service challenging our use of the cash method of accounting for income taxes. On February 28, 2002, we settled this matter with the Internal Revenue Service. The interest and other settlement-related expenses were less than the total $2.6 million reserve we had accrued for this issue. As a result, we reversed the excess reserve, recording other income in fiscal 2002 of approximately $1.8 million.

Gains and Losses on Equity Method Investment

For fiscal 2002, we recognized a gain of $373,000 when we received a portion of an escrow related to the sale of our minority interest in Mail2000, Inc. In February 2001, we sold our interest in Mail2000, Inc. and recognized a pre-tax gain of $10.9 million for fiscal 2001. During fiscal 2001 we also reversed a $900,000 accrual for probable losses under funding commitments we had previously made to Mail2000, Inc.

Income Taxes

For fiscal 2002, our effective income tax rate increased to 45.1%, from 42.2% for fiscal 2001. This increase was due primarily to nondeductible stock-based compensation expenses for tax purposes in fiscal 2002.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Revenues

For fiscal 2001, total revenues were largely unchanged at $312.5 million, compared to $312.0 million for fiscal 2000. The C&SI segment revenues increased 4.3% to $294.9 million for fiscal 2001, from $282.7 million for fiscal 2000. Fiscal 2000 C&SI revenues included $36.2 million of non-recurring revenue attributable to our response to client needs related to Year 2000, or Y2K, conversion issues. Excluding the impact of this non-recurring revenue, C&SI revenues would have increased 19.6% to $294.9 million for fiscal 2001, from $246.5 million. This increase in C&SI revenues resulted from the expansion of services to existing key accounts, including the Internal Revenue Service, the Department of the Army, the General Accounting Office, and our work on the National Practitioner Data Bank. The ET segment revenues increased to $14.2 million for fiscal 2001, from $14.1 million for fiscal 2000. The LSI segment revenues declined 77.1% to $3.5 million for fiscal 2001, from $15.2 million in fiscal 2000. This was due to declining LSI sales and the ultimate closing of the LSI segment as of December 31, 2000.

Cost of Services

For fiscal 2001, total cost of services increased 3.9% to $221.8 million, from $213.5 million for fiscal 2000. As a percentage of total revenues, total cost of services increased to 71.0% for fiscal 2001 from 68.4% for fiscal 2000. The C&SI segment cost of services increased 6.8% to $211.3 million for fiscal 2001, from $197.9 million for fiscal 2000. As a percentage of C&SI revenues, C&SI cost of services increased to 71.6% for fiscal 2001, from 70.0% for fiscal 2000. During the first half of fiscal 2001, we encountered an extremely tight labor market for information technology professionals and were not able to hire enough people to meet contract demands. This occurred at the same time that we were transferring a number of people to our ET segment initiatives. As a result, we utilized more subcontractors in order to meet contract obligations, and this increased our cost of services as a percentage of revenues, because subcontract work is not as profitable as work performed by our own employees. The ET segment cost of services increased 43.9% to $9.0 million for fiscal 2001, from $6.2 million for fiscal 2000. As a percentage of ET revenues, ET cost of services increased to 63.2% for fiscal 2001 from 44.3% for fiscal 2000. This increase was due to the scale up of our operations to support our Mantas service offerings to meet client requirements. The LSI segment cost of services declined 83.0% to $1.6 million for fiscal 2001, from $9.4 million for fiscal 2000, reflecting decreasing costs in response to declining LSI sales and the ultimate closing of the LSI business as of December 31, 2000. As a percentage of LSI revenues, LSI cost of services decreased to 45.8% for fiscal 2001, from 61.7% for fiscal 2000.

Selling, General, and Administrative Expenses

For fiscal 2001, total selling, general, and administrative expenses increased 10.1% to $85.0 million, from $77.2 million for fiscal 2000. As a percentage of total revenues, total selling, general, and administrative expenses increased to 27.2% for fiscal 2001, from 24.7% for fiscal 2000. The C&SI segment selling, general, and administrative expenses increased 3.8% to $60.4 million for fiscal 2001, from $58.2 million for fiscal 2000, corresponding to C&SI revenue growth. As a percentage of C&SI revenues, C&SI selling, general, and administrative expenses were 20.5% for fiscal 2001 and 20.6% for fiscal 2000. The ET segment selling, general, and administrative expenses increased 100.8% to $19.0 million for fiscal 2001, from $9.4 million for fiscal 2000, reflecting increased costs related to the development and formation of Mantas, Inc. as a separate company. As a percentage of ET revenues, ET selling, general, and administrative expenses increased to 133.8% for fiscal 2001 from 67.2% for fiscal 2000. The LSI segment selling, general, and administrative expenses declined 41.2% to $5.6 million for fiscal 2001, from $9.6 million for fiscal 2000, reflecting the decline in business, offset in part by costs incurred to close the business. As a percentage of LSI revenues, LSI selling, general, and administrative expenses increased to 161.1% for fiscal 2001, from 62.7% for fiscal 2000.

Depreciation and Amortization

For fiscal 2001, depreciation and amortization increased 10.8% to $8.0 million, from $7.3 million for fiscal 2000, reflecting higher amortization of leasehold improvements and the depreciation of more purchased, rather than leased, personal computers.

Reimbursement of Expenses Upon Formation of Mantas, Inc.

Operations of the Mantas service offering for the period from January 1, 2001 to May 24, 2001 resulted in our incurring approximately $9.9 million of expenses and realizing approximately $3.4 million of revenues, which we included in our operating results as revenues and expenses. On May 24, 2001, we transferred the contracts, people and intellectual property rights of our Mantas service offering to Mantas, Inc. in exchange for a non-controlling interest in Mantas, Inc. Subsequent to May 24, 2001, Mantas, Inc. reimbursed us for these costs and we paid Mantas, Inc. for the revenues we earned on Mantas, Inc. contracts. This resulted in a net reimbursement to us of approximately $6.5 million.

Interest Expense, net

For fiscal 2001, interest expense, net, increased to $797,000, from $529,000 for fiscal 2000. This increase reflects increased borrowings that resulted from the declining operations and ultimate closure of our LSI segment as of December 31, 2000 and the funding of Mantas service offerings through May 24, 2001.

Other Expense

For fiscal 2001, other expense increased to $2.4 million from $209,000 for fiscal 2000, reflecting our view that the probable interest due increased as a result of the Internal Revenue Service continuing to challenge our use of the cash receipts and disbursements method of accounting for income taxes.

Gains and Losses on Equity Method Investment

In February 2001, we sold our interest in Mail2000, Inc. and recognized a pre-tax gain of $10.9 million. We also reversed a $900,000 accrual for probable losses under funding commitments we made to Mail2000, Inc., recorded originally in fiscal 2000.

Income Taxes

For fiscal 2001, our effective tax rate increased to 42.2%, from 41.1% for fiscal 2000. This increase was due to higher term life insurance premiums that went into effect in fiscal 2001 and are not deductible for income tax purposes.

Seasonality

Our operating margin has typically been negatively affected in the quarter ending September 30 by generally lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. This seasonality has not been transparent in our consolidated financial results for the periods presented, primarily because its effects have been impacted by other factors. However, we expect to continue to experience this seasonality and our future periods may be materially affected by it.

Liquidity and Capital Resources

Our primary liquidity needs have historically been to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to repurchase our stock from our employees. We have historically relied on cash flow from operations and borrowings under our credit facility for liquidity. In May 2002, we completed an initial public offering of 5,750,000 shares of class A common stock that resulted in net proceeds to the company of approximately $94 million. As a public company focused on growing our core C&SI business, we expect future liquidity needs will be primarily to finance the cost of operations pending the billing and collections of accounts receivable, to acquire capital assets, and to make selected strategic acquisitions to accelerate our growth. As a public company, repurchasing stock from employees is no longer a liquidity requirement as we have discontinued our internal stock repurchase plan. We expect the combination of cash flows from operations, our cash and cash equivalents, and the available borrowing capacity on our credit facility to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. Our ability to borrow funds is generally related to the level of receivables we have due from clients and the amount of cash flow we generate from our operating activities.

Our cash and cash equivalents were $87.1 million as of June 30, 2002 and we had no borrowings outstanding under our credit facility as of that date. Our cash and cash equivalents were $8,000 as of June 30, 2001, reflecting net borrowings as of that period. Accounts receivable represent our largest working capital requirement. We typically bill our clients monthly after services are rendered.

Cash Flow

Net cash provided by operating activities was $9.2 million for fiscal 2002, a decrease of $7.4 million from fiscal 2001. This decrease in operating cash flow was primarily attributable to the payment of deferred taxes and accounts payable, offset by improved operating income and the more rapid collection of accounts receivable. Net cash used by investing activities was $12.3 million for fiscal 2002, compared to $918,000 provided by investing activities for fiscal 2001. This change was primarily due to cash used to acquire The Marasco Newton Group Ltd. in fiscal 2002, compared with cash provided by the sale of our interest in Mail2000 in fiscal 2001. Additionally, our capital expenditures declined consistent with lower planned leasehold improvements and decreased spending on internal computer system implementation activities. Net cash provided by financing activities was $90.2 million for fiscal 2002, compared to $17.5 million used by financing activities for fiscal 2001. This change was primarily due to the net proceeds received from our sale of approximately 535,000 shares of class A common stock to General Atlantic Partners in April 2002 and our initial public offering of class A common stock in May 2002.

Net cash provided by operating activities was $16.6 million for fiscal 2001, a decrease of $8.0 million from fiscal 2000. This decrease in operating cash flow was primarily attributable to lower operating income in fiscal 2001. Net cash provided by investing activities was $918,000 for fiscal 2001, an increase of $12.8 million from fiscal 2000. This increase was due to the sale of our equity interest in Mail2000 in fiscal 2001. Net cash used by financing activities was $17.5 million for fiscal 2001, an increase of $4.7 million from fiscal 2000. This increase was primarily due to increased treasury stock repurchases, offset partially by lower credit facility repayments.

Credit Facility

In August 2001, we entered into a $60 million credit facility that expires on December 31, 2003. The initial commitment under this facility is $40 million and we have the option, provided no event of default under the agreement exists, of increasing the amount committed in two increments of $10 million. We may use this facility for general corporate purposes including working capital financing, capital purchases, acquisitions, and stock repurchases. The agreement contains customary covenants and requires that specified financial ratios be maintained. The financial ratios include a maximum debt-to-cash-flow ratio of 3.50-to-1.00 at June 30, 2002, a minimum cash-flow-to-fixed-charge-coverage ratio of 1.75-to-1.00, and a maximum debt-to-equity threshold of 0.50-to-1.00. As of June 30, 2002, we were in compliance with all required covenants under our credit facility. The credit facility is unsecured as long as borrowings do not exceed 75% of our receivables borrowing base and our cash-flow-to-fixed-charge-coverage ratio is at least 1.85-to-1.00. As of June 30, 2002, the credit facility was unsecured. We may elect to pay interest at either the prime rate of our bank or our bank’s LIBOR plus a margin, which is determined quarterly based on our debt-to-cash flow ratio. As of June 30, 2002, we had no borrowings outstanding under the revolving credit facility.

Capital Expenditures

Our capital expenditures were $11.9 million, $10.5 million, and $5.6 million for fiscal 2000, 2001, and 2002, respectively. Through fiscal year 2001 we refurbished most of our major facilities and implemented a number of new corporate computer systems. As a result, our actual capital purchases fiscal 2000 and 2001 are higher than the level of fiscal 2002 and what we expect in fiscal 2003. We currently expect to spend approximately $6 million for fiscal 2003 for general corporate purposes. In addition, in April 2002, we were awarded a multi-year outsourcing contract under which we plan to spend approximately $3.0 million during fiscal 2003.

Related Party Transactions

At June 30, 2002, we had an agreement with Ernst Volgenau, our chief executive officer, requiring us to maintain $80 million of term life insurance policies on his life through 2010, and to use the proceeds of such insurance to repurchase his shares of common stock upon his death. This agreement with Dr. Volgenau was amended in September 2002, to reduce the required coverage from $80 million to $10 million. We are required to pay annual premiums on the remaining $10 million of insurance, which are fixed through 2010, equal to $53,200. Prior to amending this agreement the annual premiums on the $80 million of insurance were $456,800. In fiscal 2002, we agreed with William K. Brehm, our chairman of the board of directors, to terminate a similar agreement with Mr. Brehm and cancel the related life insurance policies prior to June 30, 2002. The annual premium that we paid on Mr. Brehm’s policy was $211,660.

Since May 24, 2001, Mantas, Inc. has utilized services provided by us pursuant to agreements that are cancellable by Mantas, Inc. and us upon short notice. Mantas, Inc. reimburses us for the cost of these services. Mantas, Inc. leases space from us and receives other support services related to its occupancy. Our sublease income and amounts due for other support services provided were approximately $1.6 million from May 24, 2001 through June 30, 2002. We also allow Mantas, Inc. to obtain travel and insurance-related services using our existing relationships with vendors. The total of these services received by Mantas, Inc. was approximately $1.4 million from May 24, 2001 through June 30, 2002. Additionally, we provide labor services when requested by Mantas, Inc. to support its administrative and client support activities. Approximately $875,000 of these labor services were provided from May 24, 2001 through June 30, 2002. At June 30, 2002, amounts due from Mantas, Inc. for all services utilized were approximately $118,000.

Commitments and Contingencies

Internal Revenue Service Audit Resolution

On February 28, 2002, we settled all outstanding issues raised by the Internal Revenue Service with respect to an audit of our June 30, 1996 tax return. The primary issue related to our use of the cash receipts and disbursements method of accounting for income tax purposes. The Internal Revenue Service asserted that we did not qualify to use this method of accounting. While we disagreed with the Internal Revenue Service on this matter, in order to bring the matter to closure, we agreed to convert from the cash method to the accrual method effective July 1, 2000. As part of the settlement, the Internal Revenue Service accepted our use of the cash method for tax returns filed through June 30, 2000. The effect of this change required that we pay deferred federal and state income taxes, plus interest accrued from September 24, 2001 to February 28, 2002. On February 28, 2002 we paid the federal portion of these taxes totaling $18.6 million, plus interest of $538,000. We also paid $3.2 million of state taxes, representing substantially all of the required additional state tax payments. We had previously established a reserve of approximately $2.6 million relating to the estimated probable interest on the tax liability. Since this reserve exceeded the amount of the federal interest payments and our estimated state interest payments, we reversed approximately $1.8 million of the reserve in fiscal 2002. This reversal is reflected as other income in our statement of operations for fiscal 2002.

Government Contracting

Payments to us on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 1999 have been completed. We do not expect any audit adjustments that may result from audits for the years ended June 30, 2000, 2001, and 2002 to have a material effect on our results of operations or financial position.

Commitments

The following table summarizes our contractual obligations as of June 30, 2002 that require us to make future cash payments:

	Payments due by period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating lease commitments, net	$127,384	$11,947	$23,067	$20,378	$71,992
Term loan	2,000	1,600	400	—	—
Term life insurance	3,192	457	914	914	907

Total contractual obligations	$132,576	$14,004	$24,381	$21,292	$72,899

This table does not reflect potential payments in connection with the acquisition of The Marasco Newton Group Ltd. as discussed below. It also does not reflect our revised agreement with Dr. Volgenau reducing the term life insurance commitment subsequent to June 30, 2002 as discussed in “Related Party Transactions” above.

Acquisitions

In January 2002, we acquired, by merger, all of the outstanding stock of The Marasco Newton Group Ltd. We made initial cash payments of approximately $6.2 million to Marasco Newton stockholders, and deposited another $1.0 million in escrow to secure indemnification obligations of Marasco Newton to us. In connection with the acquisition, we also assumed debt of approximately $5.2 million, which we repaid in March 2002. We may be required to pay up to approximately $9.1 million of additional purchase price in the future if Marasco Newton achieves specified operating results and additions to contract backlog. We are required to make these additional payments, if any, in two parts and they are expected to occur, if at all, between March 1, 2003 and June 30, 2003. Exclusive of any additional purchase price, approximately $2.2 million of the purchase price was allocated to identifiable intangible assets and approximately $3.0 million to goodwill. Based on the results achieved by Marasco Newton through June 30, 2002, we believe it is likely they will earn substantially all of the additional purchase price.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS Nos. 137 and 138, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We engage in minimal derivative activity and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, effective January 1, 2002, “Goodwill and Other Intangibles.” We adopted these statements effective July 1, 2001 and January 1, 2002, respectively. There was no impact on our results of operations or financial position upon adoption. Future business combinations, if any, must now be accounted for using the purchase method of accounting. Goodwill that results from any business combination will no longer be subject to amortization.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard will have a material impact on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of this new standard will have a material impact on our financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds both SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this new standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which is effective January 1, 2003. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) including Certain Costs Incurred in a Restructuring),” SFAS No. 146 requires that an exit or disposal activity-related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The adoption of this new standard is not expected to have a mertial impact on the Company’s financial position, results of operations, or cash flows.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent of our borrowings under our credit facility, we have some interest rate risk based on the loan’s variable interest rate. Based on our average credit facility balance in fiscal 2000, 2001, and 2002, a one percentage point increase in the average interest rate would have resulted in approximately $23,000, $70,000, and $41,000, respectively, of increased interest payments for those years.

Historically, our investment positions have been relatively small and short-term in nature. We have typically made overnight investments using unsecured masternote investments of our primary bank. Since our initial public offering, the board of directors approved an investment policy that requires we invest only in relatively short-term, direct obligations of the U.S. government, certain U.S. government sponsored entities, and a limited number of other investment vehicles that are secured by direct or sponsored U.S. government obligations.

Item 8.	FIN ANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. are submitted on pages F-1 through F-22 of this report.

Item 9.	CH ANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2002, we dismissed our independent public accountants, Arthur Andersen LLP, and retained Deloitte & Touche LLP to act as our independent auditors. Arthur Andersen LLP had been our independent public accountants since 1984. In connection with Arthur Andersen LLP’s audit of the consolidated financial statements for the fiscal years 1999, 2000, and 2001, and in connection with the subsequent period up to their dismissal, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, nor any reportable events. Arthur Andersen LLP’s report on our consolidated financial statements for the fiscal years ended June 30, 1999, 2000, and 2001 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope or accounting principles. The decision to change auditors was unanimously approved by our board of directors, including all of the members of our audit committee. Prior to the dismissal of Arthur Andersen LLP, we had not consulted with Deloitte & Touche LLP on any accounting matters. We have provided Arthur Andersen LLP and Deloitte & Touche LLP with a copy of the disclosure contained in this section of the Form 10-K.

P ART III

The following information contained in the definitive Proxy Statement of SRA International, Inc. in connection with our 2002 annual meeting of stockholders is incorporated by reference into this report.

Item 10.	DIRECT ORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of SRA International, Inc. will be set forth in the definitive Proxy Statement for the 2002 annual meeting of stockholders and is incorporated into this report by reference. The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Our executive officers and their ages are as follows.

Name	Age	Title

Ernst Volgenau	69	President, chief executive officer and director (class expiring in fiscal 2005)

Renato A. DiPentima	61	Senior vice president and president, SRA Consulting & Systems Integration

Stephen C. Hughes	46	Senior vice president and chief financial officer

Barry S. Landew	44	Senior vice president for corporate development

Edward E. Legasey	57	Executive vice president and chief operating officer

Ernst Volgenau is our founder and has served as our president, chief executive officer, and a director since our inception in 1978. From 1976 to 1978, he served as the director of inspection and enforcement for the U.S. Nuclear Regulatory Commission. Dr. Volgenau retired from active duty with the U.S. Air Force as Colonel in 1976. His military service included positions in the Office of the Secretary of Defense and as director of data automation for the Air Force Logistics Command.

Renato A. DiPentima has served as senior vice president and president of our consulting and systems integration division since we formed it in January 2001. From July 1997 to January 2001, he served as president of our government sector, overseeing government business, projects, and contracts. From July 1995 to July 1997, Dr. DiPentima served as vice president and as our chief information officer. Prior to joining us, Dr. DiPentima held several senior management positions in the federal government, most recently serving as deputy commissioner for systems at the Social Security Administration, from May 1990 to June 1995.

Stephen C. Hughes has served as our chief financial officer since March 1996 and as senior vice president, finance and accounting since 1993. From March 1989 to May 1993, he was our vice president of finance; from April 1986 to March 1989, he served as our comptroller; and from 1984 to 1986, he served as our manager of accounting. Mr. Hughes practiced in the computer audit and tax groups of Coopers and Lybrand, which is now a part of PricewaterhouseCoopers LLP, from 1983 to 1984.

Barry S. Landew has served as our senior vice president for corporate development since May 1993 and our vice president for corporate development from 1989 through April 1993. In April 2000, Mr. Landew was also named president of SRA Ventures where he led our efforts to develop our intellectual property, including creating new companies targeted at commercial markets. From 1980 to 1989, he served in various positions including software engineer, program manager, and the head of our proposal development unit.

Edward E. Legasey has served as our executive vice president since March 1989 and our chief operating officer since July 1997. Mr. Legasey served as senior vice president and general manager for program operations from August 1985 to March 1989 and as vice president from our inception to August 1985. He served at the U.S. Nuclear Regulatory Commission from 1976 to 1978 and was an officer in the U.S. Air Force from 1967 to 1976 with responsibilities for development of logistics information systems and software testing and evaluation.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the definitive Proxy Statement for the 2002 annual meeting of stockholders and is incorporated into this report by reference.

Item 12.	SECURI TY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be set forth in the definitive Proxy Statement for the 2002 annual meeting of stockholders and is incorporated into this report by reference.

Item 1 3.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the definitive Proxy Statement for the 2002 annual meeting of stockholders and is incorporated into this report by reference.

Item 14.	CONTRO LS AND PROCEDURES

Not applicable.

P ART IV

Ite m 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of the report:

(1)	Report of Independent Accountants

(2)	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts
(3)	Exhibits

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant

3.2	†	Amended and Restated By-Laws of the Registrant

4.1	†	Specimen common stock certificate

4.2		See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1	†	1994 Stock Option Plan, as amended

10.2	†	1985 Key Employee Incentive Plan

10.3	†	2002 Stock Incentive Plan

10.4	†	Deferred Compensation Plan for Key Employees, as amended

10.5	†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.6	†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.7	†	Loan Agreement, dated August 15, 2001, among the Registrant, SunTrust Bank, Systems Research and Applications Corporation and SRA Technical Services Center, Inc.

10.8	†	401(k) Savings Plan, as amended

10.9	†	Second Amended and Restated Stock Purchase Agreement between the Registrant and Ernst Volgenau, dated May 19, 2002

10.10
Letter Agreement between the Registrant and Ernst Volgenau, dated September 26, 2002, amending the Second Amended and Restated Stock Purchase Agreement, dated May 19, 2002, between the Registrant and Ernst Volgenau

Exhibit Number		Description

10.11	†
Stockholders Agreement among the Registrant, General Atlantic Partners 75, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG and the stockholders named therein, dated April 23, 2002

10.12	†	Registration Rights Agreement among the Registrant, General Atlantic Partners 75, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG, dated April 23, 2002

10.13	†
Stock Purchase Agreement among the Registrant, General Atlantic Partners 75, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG and the stockholders named therein, dated April 22, 2002

10.14	†	Revolving Note, dated August 15, 2001 of the Registrant, Systems Research and Applications Corporation, SRA Technical Services Center, Inc. to SunTrust Bank

10.15	†	Security Agreement dated August 15, 2001, among the Registrant, SunTrust Bank, Systems Research and Applications Corporation and SRA Technical Services Center, Inc.

10.16	†
Collateral Assignment, Patent Mortgage and Security Agreement, dated August 15, 2001, among the Registrant, SunTrust Bank, Systems Research and Applications Corporation and SRA Technical Services Center, Inc.

10.17	†	Assumption Agreement, dated as of April 18, 2002, by The Marasco Newton Group Ltd. and SRA International, Inc. in favor of SunTrust Bank

10.18	†
Modification Agreement, dated as of April 18, 2002, among SRA International, Inc., Systems Research and Applications Corporation, SRA Technical Services Center, Inc., The Marasco Newton Group Ltd. and SunTrust Bank

10.19	†	Security Agreement, dated as of April 18, 2002, from The Marasco Newton Group Ltd. in favor of SunTrust Bank.

10.20	†	Collateral Assignment, Patent Mortgage and Security Agreement, dated as of April 18, 2002, from The Marasco Newton Group Ltd. in favor of SunTrust Bank

16.1	†	Letter regarding change in certifying accountants

21.1	†	Subsidiaries of the Registrant

23.1		Consent of Deloitte & Touche LLP

†	Previously filed and incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

(b)	Reports on Form 8-K. No reports on Form 8-K have been filed by SRA International, Inc.

(c)	Exhibits. The exhibits required by this Item are listed under Item 14(a) (3).

(d)	Financial Statement Schedule. The consolidated financial statement schedule required by this Item is listed under Item 15(a) (2).

Schedule	Description

II.	Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 30th day of September, 2002.

SRA INTERNATIONAL, INC.

By:	/s/ ERNST VOLGENAU Ernst Volgenau, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNST VOLGENAU Ernst Volgenau	President, Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2002

/s/ STEPHEN C. HUGHES Stephen C. Hughes	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2002

/s/ WILLIAM K. BREHM William K. Brehm	Chairman of the Board of Directors	September 30, 2002

/s/ E. DAVID CROCKETT E. David Crockett	Director	September 30, 2002

/s/ STEVEN A. DENNING Steven A. Denning	Director	September 30, 2002

/s/ MICHAEL R. KLEIN Michael R. Klein	Director	September 30, 2002

/s/ DELBERT C. STALEY Delbert C. Staley	Director	September 30, 2002

C ERTIFICATIONS

I, Ernst Volgenau, certify that:

1.    I have reviewed this annual report on Form 10-K of SRA International, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 30, 2002	/s/ ERNST VOLGENAU Ernst Volgenau President, Chief Executive Officer and Director (Principal Executive Officer)

I, Stephen C. Hughes, certify that:

1.    I have reviewed this annual report on Form 10-K of SRA International, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 30, 2002	/s/ STEPHEN C. HUGHES Stephen C. Hughes Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
SRA International, Inc.:

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and Subsidiaries (the Company) as of June 30, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and Subsidiaries as of June 30, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP

McLean, Virginia
July 31, 2002

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets

	June 30,
	2001	2002
Current assets:
Cash and cash equivalents	$8	$87,137
Accounts receivable, net	97,448	95,862
Prepaid expenses and other	3,623	6,283
Deferred income taxes, current	—	4,573

Total current assets	101,079	193,855

Property and equipment, at cost:
Leasehold improvements	12,293	14,955
Furniture, equipment, and software	39,351	44,435

Total property and equipment	51,644	59,390
Accumulated depreciation and amortization	(31,957)	(40,183)

Total property and equipment, net	19,687	19,207

Other assets:
Deferred income taxes, noncurrent	3,187	4,185
Deferred compensation trust	2,784	3,394
Goodwill	—	2,957
Identified intangibles, net	—	2,092
Capitalized software development costs and other	721	603

Total other assets	6,692	13,231

Total assets	$127,458	$226,293

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Amounts)

Liabilities and Stockholders’ Equity

	June 30,
	2001	2002
Current liabilities:
Accounts payable	$18,076	$13,267
Accrued payroll and employee benefits	18,142	20,942
Accrued expenses	17,105	19,997
Current portion of long-term debt	2,146	1,600
Billings in excess of revenues recognized	4,358	6,480
Deferred income taxes payable	19,503	—

Total current liabilities	79,330	62,286

Long-term debt, net of current portion	2,000	400
Other long-term liabilities	3,016	4,163

Total liabilities	84,346	66,849

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 8,620,252 and 17,695,297 shares issued as of June 30, 2001 and 2002; 3,199,164 and 11,528,773 shares outstanding as of June 30, 2001 and 2002	34	74
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 12,340,294 and 11,123,887 shares issued as of June 30, 2001 and 2002; 10,399,117 and 9,182,711 shares outstanding as of June 30, 2001 and 2002	50	43
Additional paid-in capital	14,334	129,567
Treasury stock, at cost	(36,009)	(45,422)
Notes receivable from stockholders	—	(78)
Deferred stock-based compensation	—	(720)
Retained earnings	64,703	75,980

Total stockholders’ equity	43,112	159,444

Total liabilities and stockholders’ equity	$127,458	$226,293

The accompanying notes are an integral part of these consolidated financial statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Share and Per Share Amounts)

	Year Ended June 30,
	2000	2001	2002
Revenues	$312,035	$312,548	$361,197
Operating costs and expenses:
Cost of services	213,549	221,835	258,863
Selling, general and administrative	77,200	84,985	76,143
Depreciation and amortization	7,258	8,045	7,684
Reimbursement of expenses upon formation of Mantas, Inc.	—	(6,485)	—

Total operating costs and expenses	298,007	308,380	342,690

Operating income	14,028	4,168	18,507
Interest expense	(703)	(879)	(433)
Interest income	174	82	332
Other (expense) income	(209)	(2,391)	1,775
Gain (loss) on equity method investment	(900)	11,776	373

Income before taxes	12,390	12,756	20,554
Provision for income taxes	5,092	5,383	9,277

Net income	$7,298	$7,373	$11,277

Earnings per share:
Basic	$0.53	$0.54	$0.77
Diluted	$0.44	$0.45	$0.66
Weighted-average shares:
Basic	13,787,806	13,563,723	14,630,512
Diluted	16,674,610	16,401,370	17,030,717

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(For the Years Ended June 30, 2000, 2001, and 2002 in Thousands, Except Share and Per Share Amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treaury Stock		Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Retained Earnings	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, July 1, 1999	6,706,971	$27	12,726,470	$51	$6,440	(5,609,021)	$(19,370)	$—	$—	$50,032	$37,180
Net income	—	—	—	—	—	—	—	—	—	7,298	7,298
Issuance of common stock	336,282	1	—	—	1,682	—	—	—	—	—	1,683
Repurchase of common stock	—	—	—	—	—	(493,541)	(4,376)	—	—	—	(4,376)
Tax benefits of stock option exercises	—	—	—	—	277	—	—	—	—	—	277
Shares converted between classes	18,529	0	(18,529)	(0)	—	—	—	—	—	—	—

Balance, June 30, 2000	7,061,782	28	12,707,941	51	8,399	(6,102,562)	(23,746)	—	—	57,330	42,062
Net income	—	—	—	—	—	—	—	—	—	7,373	7,373
Issuance of common stock	1,190,823	5	—	—	2,138	—	—	—	—	—	2,143
Repurchase of common stock	—	—	—	—	—	(1,259,703)	(12,263)	—	—	—	(12,263)
Tax benefits of stock option exercises	—	—	—	—	3,797	—	—	—	—	—	3,797
Shares converted between classes	367,647	1	(367,647)	(1)	—	—	—	—	—	—	—

Balance, June 30, 2001	8,620,252	34	12,340,294	50	14,334	(7,362,265)	(36,009)	—	—	64,703	43,112
Net income	—	—	—	—	—	—	—	—	—	11,277	11,277
Issuance of common stock, net of offering expenses	7,842,009	33	—	—	99,906	—	—	—	—	—	99,939
Reissuance of treasury stock	—	—	—	—	7,016	535,348	2,995	—	—	—	10,011
Repurchase of common stock	—	—	—	—	—	(1,280,783)	(12,408)	—	—	—	(12,408)
Tax benefits of stock option exercises	—	—	—	—	6,563	—	—	—	—	—	6,563
Shares converted between classes	1,216,407	7	(1,216,407)	(7)	—	—	—	—	—	—	—
Issuance of notes receivable upon exercise of stock options	16,629	—	—	—	91	—	—	(91)	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	—	—	13	—	—	13
Compensatory stock options issued or modified	—	—	—	—	1,657	—	—	—	(843)	—	814
Amortization of deferred stock-based compensation related to stock options	—	—	—	—	—	—	—	—	123	—	123

Balance, June 30, 2002	17,695,297	$74	11,123,887	$43	$129,567	(8,107,700)	$(45,422)	$(78)	$(720)	$75,980	$159,444

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2000	2001	2002
Cash flows from operating activities:
Net income	$7,298	$7,373	$11,277
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	7,691	8,393	7,866
Stock-based compensation	—	—	937
Tax benefits of stock option exercises	277	3,797	6,563
Deferred income taxes	(2,795)	(3,915)	(25,074)
Amortization of unearned rent abatements	528	(451)	(73)
(Gain) loss on equity method investment	900	(11,776)	(373)
Changes in assets and liabilities:
Accounts receivable	13,370	(2,856)	11,609
Prepaid expenses and other	(3,719)	2,035	(2,539)
Accounts payable	1,437	4,011	(6,894)
Accrued payroll and employee benefits	1,150	3,596	1,432
Accrued expenses	(135)	5,206	2,409
Billings in excess of revenues recognized	(1,456)	1,168	2,122
Other	21	(13)	(56)

Net cash provided by operating activities	24,567	16,568	9,206

Cash flows from investing activities:
Capital expenditures	(11,550)	(10,527)	(5,580)
Capitalized software development	(320)	—	—
Proceeds from sale of property and equipment	16	569	3
Proceeds from investments	—	10,876	373
Acquisition of The Marasco Newton Group, Ltd., net of cash acquired	—	—	(7,087)

Net cash (used in) provided by investing activities	(11,854)	918	(12,291)

Cash flows from financing activities:
Net repayments under revolving line of credit	(7,138)	(4,990)	—
Repayment of equipment loans	(1,386)	(777)	(546)
Repayment of term loan	(1,600)	(1,600)	(1,600)
Repayment of The Marasco Newton Group, Ltd. debt acquired	—	—	(5,195)
Issuance of common stock, net of offering expenses	1,683	2,143	99,952
Reissuance of treasury stock	—	—	10,011
Purchase of treasury stock	(4,376)	(12,263)	(12,408)

Net cash (used in) provided by financing activities	(12,817)	(17,487)	90,214

Net (decrease) increase in cash and cash equivalents	(104)	(1)	87,129
Cash and cash equivalents, beginning of period	113	9	8

Cash and cash equivalents, end of period	$9	$8	$87,137

Supplemental disclosures of cash flow information:
Cash paid during the period–
Interest	$762	$894	$524

Income taxes	$10,010	$3,887	$27,842

Cash received during the period–
Interest	$174	$83	$263

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2000, 2001, and 2002

1.    Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly owned subsidiaries (SRA or the Company). All significant intercompany transactions and balances have been eliminated. Investments in other companies in which the Company exerts significant influence but does not have a controlling interest are accounted for using the equity method of accounting.

Nature of Business

SRA is a leading provider of information technology services and solutions primarily to a wide variety of federal government clients in three principal markets: national security, health care and public health, and civil government. Since SRA’s founding in 1978, the Company has derived substantially all of its revenues from services provided to federal government clients, and SRA expects that services provided to federal government clients will continue to account for substantially all of its revenues.

Revenues from contracts with federal government agencies were 88 percent, 93 percent, and 96 percent of total revenues for the years ended June 30, 2000, 2001, and 2002, respectively. Revenues from contracts with clients in the Department of Defense accounted for 43 percent, 47 percent, and 53 percent of total revenues for the years ended June 30, 2000, 2001, and 2002, respectively. Revenues from Internal Revenue Service contracts, the Company’s largest client group, accounted for approximately 12 percent, 8 percent, and 10 percent of total revenues for the years ended June 30, 2000, 2001, and 2002, respectively.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses. See the Revenue Recognition section of this Note and Notes 2, 3, 7, 8, 9, 10, and 14 for additional information on certain estimates included in the Company’s consolidated financial statements. Actual results may differ from estimates.

Revenue Recognition

Contract Accounting

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. SRA uses a standard management process to determine whether all required criteria for revenue recognition have been met. Absent evidence to the contrary, the Company recognizes revenue as follows. Revenues on cost-plus-fee contracts are recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. Fixed fees under cost-plus-fee contracts are considered earned in proportion to the allowable costs actually incurred in performance of the contract. Revenues on time-and-materials contracts are recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenues on fixed-price contracts are recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of a the Company’s standard review process that overall progress on a contract is not consistent with costs expended to date, SRA determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Performance-based fees, including award fees, under any contract type are considered earned only when the Company can demonstrate satisfaction of a specific performance goal or has received contractual notification from a client that the fee has been earned. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known.

Disputes occasionally arise in the normal course of the Company’s business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such matters, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably estimatable in amount.

From time to time, the Company may proceed with work based on customer direction pending finalization and signing of formal contract documents. The Company has an internal process for approving any such work. Revenue recognized prior to finalization of formal contract documents is recorded at the lesser of net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated.

Unbilled accounts receivable are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by billings to date. It is the Company’s policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of the reserve requirements can be reasonably estimated.

Revenues for the fiscal years ended June 30, 2000, 2001, and 2002, were generated from the following contract types. Software license revenues are included in the fixed-price contract item below:
	2000	2001	2002
Cost-plus-fee	54%	62%	52%
Time-and-materials	29	23	31
Fixed-price	17	15	17

Software Licensing and Related Activities

The Company enters into arrangements, which may include the sale of licenses of the Company’s proprietary software, consulting services and maintenance, or various combinations of each element. The Company recognizes revenue based on Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations remain. In the limited cases where return or refund rights have been offered, the Company defers all revenue recognition until the end of the return or refund period. Total software licensing and related activities revenues were $6,265,000, $6,140,000, and $4,385,000 for the years ended June 30, 2000, 2001, and 2002, respectively. Software licensing and related activities revenues were 2 percent or less of consolidated revenues for all periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and developments costs, which are included in selling, general, and administrative expenses, were $1,110,000, $1,906,000, and $1,783,000 for the years ended June 30, 2000, 2001, and 2002, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

Capitalized Software Development Costs

Software development costs for products are capitalized subsequent to the establishment of technological feasibility, as evidenced by detailed program designs, a product design, or a working model of the software product. Capitalization ceases when the products are available for general release to clients. Annual amortization is the greater of the amount computed using the ratio that current gross revenues for a product bear to total expected gross revenues for that product, or the amount computed using the straight-line method over the estimated economic lives of the products (generally not to exceed three years). Amortization expense of $433,000, $348,000, and $182,000 was recorded for the years ended June 30, 2000, 2001, and 2002, respectively, and is reflected as cost of services in the consolidated statements of operations.

Internal-Use Computer Software

The Company capitalizes costs incurred to license and implement software for internal-use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.” Such costs are amortized over periods ranging from three to five years. Internal-use software costs capitalized were $165,000, $2,262,000, and $604,000 for the years ended June 30, 2000, 2001, and 2002, respectively.

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, and other intangibles, may not be fully recoverable, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, the Company would recognize a loss based on the amount by which the carrying amount exceeds the estimated discounted future cash flows.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required. Enacted statutory tax rates are used to compute the tax consequences of these temporary differences. Historically, the Company’s deferred income taxes have resulted primarily from differences in the timing of income and expense recognition because the Company used the accrual method of accounting for financial reporting and the cash method of accounting for income tax reporting. In February 2002, the Company adopted the accrual method of accounting for income tax reporting. See Note 8 for additional disclosure with respect to this change in accounting method for income tax reporting purposes.

Employee Stock Options

Stock options granted to employees are accounted for using the intrinsic value method. Under this method, compensation cost is the excess, if any, of the fair value of the Company’s stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Income tax benefits attributable to nonqualified stock options exercised are credited to additional paid-in capital.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

Deferred Compensation Plan

Certain employees of the Company are eligible to defer a specified percentage of their cash compensation by having it contributed to a nonqualified deferred compensation plan. Eligible employees may defer up to 25 percent of annual base salary and up to 50 percent of annual performance bonuses. The Company funds its deferred compensation liabilities by making cash contributions to a Rabbi Trust at the time the salary or bonus being deferred would otherwise be payable to the employee. Gains or losses on amounts held in the Rabbi Trust are fully allocable to plan participants. As a result, there is no net impact on the Company’s results of operations, and the liability to plan participants is fully funded at all times.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property and equipment, including capitalized internal-use computer software, was $7,258,000, $8,045,000, and $7,684,000 for the years ended June 30, 2000, 2001, and 2002, respectively.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents and accounts receivable. The Company believes that concentrations of credit risk with respect to cash equivalents are limited due to the high credit quality of these investments. The Company’s investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, and a limited number of other investment vehicles that are secured by direct or sponsored U.S. government obligations. The Company believes that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables. At June 30, 2001 and 2002, the Company’s carrying value of financial instruments approximated fair value.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of common shares outstanding. Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted-average common equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options. The dilutive effect of stock options is as follows for the years ended June 30, 2000, 2001, and 2002:

	2000	2001	2002
Basic weighted-average common shares outstanding	13,787,806	13,563,723	14,630,512
Effect of potential exercise of stock options	2,886,804	2,837,647	2,400,205

Diluted-weighted average common shares outstanding	16,674,610	16,401,370	17,030,717

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS (because to do so would have been antidilutive) were 639,961 for the year ended June 30, 2001.

Stock Split

On May 6, 2002, the Company’s stockholders approved a 1-for-1.7 reverse stock split previously approved by the Company’s board of directors. All the share and per share amounts in these consolidated financial statements have been adjusted to reflect this reverse stock split.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS Nos. 137 and 138, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company engages in minimal derivative activity and therefore adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, effective January 1, 2002, “Goodwill and Other Intangibles.” The Company adopted these statements effective July 1, 2001 and January 1, 2002, respectively. There was no impact on the Company’s results of operations or financial position upon adoption. Future business combinations (see Note 14) must now be accounted for using the purchase method of accounting. Goodwill that results from any business combination will no longer be subject to amortization.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The adoption of this new standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this new standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this new standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective January 1, 2003. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that an exit or disposal activity-related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The adoption of this new standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

2.    Accounts Receivable:

Accounts receivable, net as of June 30, 2001 and 2002, consisted of the following (in thousands):

	2001	2002
Billed, net of allowance of $1,200 and $1,050 as of June 30, 2001 and 2002, respectively	$49,879	$49,812

Unbilled:
Currently billable, primarily revenues earned in the final month of the reporting period	41,132	38,277
Retainages	3,312	3,188
Revenues recorded in excess of billings on fixed price contracts	2,544	4,360
Revenues recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	934	1,070
Indirect costs incurred and charged to cost-plus-fee contracts in excess of provisional billing rates	1,389	707

Total unbilled	49,311	47,602
Allowance for contract disallowances	(1,742)	(1,552)

Total	$97,448	$95,862

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be realized within one year. Unbilled accounts receivable at June 30, 2002, are expected to be collected within one year except for approximately $3.5 million. This amount generally relates to a portion of retainages and indirect rates incurred and charged to cost-plus-fee contracts in excess of provisional billing rates. These amounts will be billable upon completion of the government’s audit of the indirect rates for those years in which the related contracts were in process.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

3.     Accrued Expenses:

Accrued expenses as of June 30, 2001 and 2002, consisted of the following (in thousands):

	2001	2002
Vendor obligations	$8,958	$12,650
Insurance	2,562	3,277
Interest (Note 8)	2,600	185
Other accrued expenses	2,985	3,885

Total	$17,105	$19,997

4.    Debt:

Long-term debt as of June 30, 2001 and 2002, consisted of the following (in thousands):

	2001	2002
Term loan (6.89%)	$3,600	$2,000
Equipment loans	546	—

Less–Current portion of long-term debt	2,146	1,600

Total	$2,000	$400

In August 2001, the Company entered into a $60 million credit facility (the New Agreement) that expires on December 31, 2003. The initial commitment under this facility is $40 million and the Company has the option, provided no event of default under the New Agreement exists, of increasing the amount committed in two increments of $10 million. The Company may use this facility for general corporate purposes including working capital financing, capital purchases, acquisitions, and stock repurchases. Amounts that can be outstanding on the facility are limited to a borrowing base tied to the Company’s accounts receivable balances. The borrowing base exceeded $60 million at June 30, 2002. The New Agreement contains customary covenants and requires that specified financial ratios be maintained. The financial ratios include a maximum debt-to-cash-flow ratio, a minimum cash-flow-to-fixed-charge-coverage ratio, and a maximum debt-to-equity threshold. The New Agreement is unsecured as long as specified financial ratios are met, which as of June 30, 2002, was the case. The Company may elect to pay interest at either the prime rate of its bank or its bank’s London interbank offered rate (LIBOR) index plus a margin that is determined quarterly based on the Company’s debt-to-cash flow ratio. Additionally, the Company maintains a separate $500,000 line of credit for the benefit of one of its wholly-owned subsidiaries. There were no balances outstanding on these credit facilities at June 30, 2002.

The outstanding revolving line of credit balance and the equipment loan balance under the Company’s old credit facility (the Old Agreement) were transferred to the New Agreement concurrent with closing. The term loan (the Term Loan) entered into under the Old Agreement remains in place, subject to the general terms and conditions of the New Agreement. The Term Loan interest rate is fixed at 6.89 percent, is payable in quarterly installments of $400,000, and matures on July 1, 2003. The Term Loan includes penalties for prepayment. The average revolving line of credit interest rate was 6.3 percent, 7.0 percent, and 4.0 percent for the years ended June 30, 2000, 2001, and 2002, respectively. Total interest expense under all credit facilities was $703,000, $879,000, and $433,000 for the years ended June 30, 2000, 2001, and 2002, respectively. The maximum revolving line of credit balance was $10,847,000, $20,365,000, and $24,759,000 for the years ended June 30,

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

2000, 2001, and 2002, respectively. The average monthly revolving line of credit balance outstanding was $2,256,000, $7,003,000, and $4,068,000 for the years ended June 30, 2000, 2001, and 2002, respectively. The Company had outstanding letters of credit totaling approximately $181,000 at June 30, 2002.

5.    Other Long-Term Liabilities:

Other long-term liabilities as of June 30, 2001 and 2002, consisted of the following (in thousands):

	2001	2002
Liability to deferred compensation plan participants	$2,784	$3,394
Unearned rent abatements, net of current portion and other	232	769

Total	$3,016	$4,163

6.    Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan (the Plan). All regular and full-time employees are generally eligible to participate. The board of directors of SRA may elect to make matching or other discretionary contributions to the Plan. The Company’s matching contribution expense was $2,350,000, $2,768,000, and $4,190,000 for the years ended June 30, 2000, 2001, and 2002, respectively, including the value of the stock described in the next paragraph. The matching contribution expense for the year ended June 30, 2002 was approximately $1.0 million higher than expected because the value per share of the shares contributed by the Company to the Plan was higher on the contribution date than when the original per-share determination was made.

Plan participants may elect to receive all the matching contributions in cash; otherwise 50 percent of the matching contributions are made in the form of Company stock. Matching contributions are earned by participants on the basis of their calendar year contributions to the Plan. The Company makes the matching contributions, including the transfer of Class A common stock, each January for participant contributions made during the previous calendar year. The Company contributed 106,649, 105,995, and 118,419 shares of Class A common stock to the Plan during the years ended June 30, 2000, 2001, and 2002, respectively.

7.    Stockholders’ Equity and Stock Options:

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.20 par value per share, the terms and conditions of which are determined by the board of directors at each issuance. No preferred stock has been issued.

Common Stock

Holders of Class A common stock are entitled to dividends per share in an amount equal to dividends per share declared and paid on Class B common stock. Holders of both classes of common stock vote as a single class, with each share of Class A common stock having one vote per share and each share of Class B common stock having ten votes per share. Holders of both classes of common stock would share ratably in the net assets of the Company upon its liquidation or dissolution.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

Treasury Stock

The Company has purchased common stock in each of the periods presented in the accompanying financial statements. These treasury stock transactions reflect the Company’s historical practice of purchasing up to a specified number of shares approved by the board of directors at the then fair market value. Prior to becoming publicly traded, the Company retained an independent valuation firm to assist the board of directors in assessing the fair value of the stock. Only shares held by stockholders for more than six months were eligible to be purchased by the Company under this limited stock repurchase plan. The limited stock repurchase plan was discontinued when the Company became publicly traded. Additionally, the Company’s stock option agreements allow employees to have shares withheld to pay their minimum tax withholding due upon exercise of nonqualified stock options.

Stock Options

The Company maintained a key employee incentive plan that was approved by the Company’s stockholders in November, 1994. All options granted by the Company since November 1994 have been granted under this plan. As of the Company’s initial public offering of stock, no additional options may be granted under this plan. Under the terms of the plan, options to purchase Class A common stock or Class B common stock were granted by the board of directors to key employees. The option price per share was determined by the board of directors and generally was no less than the fair value of the stock on the date of grant of the option. Prior to becoming publicly traded, the Company retained an independent valuation firm to assist the board of directors in assessing the fair value of the stock. Each option is exercisable within periods and in increments determined by the board of directors.

The Company recognized compensatory stock option expense of $937,000 on stock options issued below fair market value or upon modification of option terms in the year ended June 30, 2002. Options to purchase 98,529 shares of class A common stock with an exercise price of $10.15 were granted in December 2001 and January 2002. Deferred compensation of $720,000 as of June 30, 2002 will be expensed over the remaining four-year vesting period of the related options.

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Up to 3,529,411 shares of class A Common stock were reserved for issuance under the 2002 plan. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the board of directors or a committee of the board of directors, which shall determine the number of shares covered by options, the exercise price, the vesting period, and the duration of such option grants. The board of directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012. As of June 30, 2002, no awards have been granted under the 2002 plan.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

The following table summarizes stock option activity for the years ended June 30, 2000, 2001, and 2002:

	Number of Shares	Weighted-Average Exercise Price
Shares under option, June 30, 1999	7,215,396	$3.16
Options granted	1,518,435	8.91
Options exercised	(267,867)	3.49
Options canceled and expired	(506,723)	6.36

Shares under option, June 30, 2000	7,959,241	4.05
Options granted	587,817	8.53
Options exercised	(1,107,770)	1.70
Options canceled and expired	(556,337)	7.84

Shares under option, June 30, 2001	6,882,951	4.59
Options granted	107,344	10.10
Options exercised	(1,990,183)	1.84
Options canceled and expired	(123,420)	8.32

Shares under option, June 30, 2002	4,876,692	5.76

Options exercisable at June 30, 2002	3,623,245	4.73

Shares reserved for option awards at June 30, 2002	3,529,411

Information with respect to stock options outstanding and stock options exercisable at June 30, 2002, was as follows:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.14–$0.21	8,528	0.50 years	$0.21
$0.40–$0.59	1,307,939	4.52	0.56
$3.54–$6.34	1,092,618	5.23	5.76
$6.82–$10.15	2,467,607	12.42	8.54

	Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.14–$0.21	8,528	0.50 years	$0.21
$0.40–$0.59	1,307,939	4.52	0.56
$3.54–$6.34	1,091,882	5.22	5.76
$6.82–$10.03	1,214,896	11.56	8.32

The Company has 10-year and 15-year options. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-pricing model. The following weighted-average assumptions were used for option grants during the years ended June 30, 2000, 2001, and 2002, respectively: dividend yield of 0 percent (as the Company has not paid dividends in the past); expected

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

volatility of 0 percent, 0 percent, and 44 percent; expected average lives of 6 years, 5 years, and 5 years (based on the Company’s experience); and, risk-free interest rates of 6.1 percent, 5.4 percent, and 5.0 percent. The weighted-average fair value of the stock options granted for the years ended June 30, 2000, 2001, and 2002, was $2.73, $2.02, and $11.36 respectively.

Using the Black-Scholes model, the total value of the options granted for the years ended June 30, 2000, 2001, and 2002, was $4,139,000, $1,185,000, and $1,219,000, respectively, which would be amortized over a four-year vesting period. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method of accounting, the Company’s pro forma net income would have been $4,671,000, $4,586,000, and $9,060,000 for the years ended June 30, 2000, 2001, and 2002, respectively. Basic earnings per share would have been $0.34, $0.34, and $0.62 for the years ended June 30, 2000, 2001, and 2002, respectively. Diluted earnings per share would have been $0.28, $0.28, and $0.53 for the years ended June 30, 2000, 2001, and 2002, respectively.

Stock Purchase Agreement

The Company retains an $80 million term life insurance policy on its chief executive officer, and has in the past maintained such policies on other executives. Expenses recognized under these policies were $382,000, $651,000, and $610,000 for the years ended June 30, 2000, 2001, and 2002, respectively. A stock purchase agreement with the Company’s chief executive officer requires the Company to maintain the existing insurance policy through December 2010. In the event this policy ceases to be available before the end of 2010, the Company has agreed it will purchase and maintain new life insurance policies providing the maximum coverage for the remainder of that period that can be purchased with the same overall annual premiums. Annual premiums on the existing policy are $457,000. The Company is the sole beneficiary of this policy and is required to use any proceeds received to repurchase shares from the chief executive officer’s estate upon his death.

8.    Income Taxes:

The provision (benefit) for federal and state income taxes for the years ended June 30, 2000, 2001, and 2002, included the following (in thousands):

	2000	2001	2002
Current provision:
Federal	$6,670	$7,866	$29,071
State	1,217	1,432	5,280
Deferred benefit:
Federal	(2,365)	(3,312)	(21,191)
State	(430)	(603)	(3,883)

Total income tax provision	$5,092	$5,383	$9,277

The Company’s effective income tax rate varied from the statutory federal income tax rate as follows:

	2000	2001	2002
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.9	3.9	3.9
Stock-based compensation and 401(k) contribution expense	–	–	2.7
Nondeductible expenses and other	2.2	3.3	3.5

Effective tax rate	41.1%	42.2%	45.1%

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

The components of the net deferred tax (liability) asset as of June 30, 2001 and 2002 were as follows (in thousands):

	2001	2002
Deferred tax assets:
Compensated absences and other accruals not yet deductible for tax purposes	$—	$6,468
Financial statement depreciation in excess of tax depreciation	2,424	3,400
Deferred compensation	1,294	1,560
Other	400	175

Total deferred tax assets	4,118	11,603

Deferred tax liabilities:
Capitalized software	(1,014)	(932)
Unbilled contract revenue	—	(1,913)
Difference between accrual basis of accounting and cash basis of accounting for revenues and expenses	(19,420)	—

Total deferred tax liabilities	(20,434)	(2,845)

Net deferred tax (liability) asset	$(16,316)	$8,758

On February 28, 2002, the Company executed a Closing Agreement and Final Determination with the Internal Revenue Service (IRS) that settled all outstanding issues raised by the IRS with respect to an audit of the Company’s June 30, 1996 tax return. The primary issue related to the Company’s use of the cash receipts and disbursements method of accounting for income tax purposes. The IRS asserted that the Company did not qualify to use this method of accounting. While the Company disagreed with the IRS on this matter, in order to bring the matter to closure, SRA agreed to convert from the cash method to the accrual method effective July 1, 2000. As part of the settlement, the IRS accepted the Company’s use of the cash method for tax returns filed through June 30, 2000. The effect of this change required that the Company pay deferred federal and state income taxes, plus interest accrued from September 24, 2001 to February 28, 2002. On February 28, 2002, the Company paid the federal portion of these taxes totaling $18.6 million, plus interest of $538,000. The Company also paid $3.2 million of state taxes representing substantially all of the required additional state tax payments.

The Company had previously established a reserve of approximately $2.6 million (see Note 3) relating to the estimated probable interest on the tax liability. The provision for this accrual is reflected in other expense in the statements of operations through June 30, 2001. Because this reserve exceeded the amount of the actual federal interest payments and the Company’s estimated state interest payments, the Company reversed approximately $1.8 million of the reserve in the year ended June 30, 2002. This reversal is reflected as other income in the statement of operations in the year ended June 30, 2002.

9.    Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 1999 have been completed. In the opinion

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

of management, audit adjustments resulting from audits for the years ended June 30, 2000, 2001, and 2002 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, SRA would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus a negotiated amount of profit. Federal government contractors who fail to comply with applicable government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the government, or other remedies. Management believes the Company has complied with all such statutes and regulations.

Leases

Net rent expense was as follows for the years ended June 30, 2000, 2001, and 2002 (in thousands):

	2000	2001	2002
Office space	$10,974	$11,237	$11,759
Sublease income	(1,035)	(923)	(1,572)

Subtotal	9,939	10,314	10,187
Furniture and equipment	871	684	634

Total	$10,810	$10,998	$10,821

Future minimum rental commitments under noncancellable operating leases (primarily for office space) are as follows (in thousands):

	Rental Commitments	Sublease Income	Net Commitments
Years ending June 30, 2003	$13,467	$1,520	$11,947
2004	12,987	1,023	11,964
2005	12,004	901	11,103
2006	11,093	745	10,348
2007	10,030	—	10,030
Thereafter	71,992	—	71,992

Total minimum lease payments	$131,573	$4,189	$127,384

Leases for certain office space entitle the Company to rent abatements pursuant to its lease agreements. The rent abatements are amortized as reductions in rent expense over the term of the affected leases. Certain lease commitments will be subject to adjustment based on changes in the Consumer Price Index.

Litigation

The Company is involved in various legal proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

10.    Gain (Loss) on Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11,776,000 on the sale of its minority interest in Mail2000, Inc. Approximately $900,000 of this gain related to amounts previously accrued by the Company

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

for probable losses under funding commitments by the Company to Mail2000, Inc. The Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the year ended June 30, 2002, an additional pre-tax gain of $373,000 was recognized when the Company received its portion of proceeds from the settlement of the first of two issues for which funds were escrowed. Additionally, the Company indemnified the purchasers of Mail2000, Inc. against certain possible future losses, the amount of which, if any, is generally limited to 50 percent of the proceeds received by the Company. Certain aspects of the Company’s indemnification obligations terminated in July 2002, but there is no termination date with respect to the Company’s representations and warranties related to intellectual property. To date, no losses indemnified by the Company have been asserted by the purchasers and management believes that the probability of loss pursuant to the indemnification is remote.

11.    Reimbursement of Expenses Upon Formation of Mantas, Inc.:

On December 15, 2000, the Company formed a wholly owned subsidiary, Mantas LLC, with the expectation that the Company would soon transfer its Mantas service offering, consisting of contracts, people, and intellectual property, to Mantas LLC and a third party investor would purchase an equity interest in Mantas LLC for cash. After completing due diligence in December 2000, the third party investor expected to fund this newly formed entity on or about January 1, 2001. However, the actual closing was delayed until May 24, 2001 to allow an additional investor to participate. The Company continued to own, develop and operate the Mantas service offering it had planned to transfer to Mantas LLC until May 24, 2001. The Company did this with the understanding from the third party investors that once Mantas LLC was funded, the Company would be reimbursed by Mantas LLC for the operating costs of the Mantas service offering from January 1, 2001 to closing. However, there was no signed agreement in place that would have obligated the third party investors to fund Mantas LLC and no ownership interest in the Company’s Mantas service offering had been transferred to the third party investors. Therefore, the Company had all risks and rewards of ownership with respect to the Mantas service offering through closing on May 24, 2001.

Operations of the Mantas service offering for the period from January 1, 2001 to May 24, 2001 resulted in the Company incurring $9.9 million of expenses ($5.5 million in the quarter ended March 31, 2001 and $4.4 million in the quarter ended June 30, 2001) and realizing $3.4 million of revenues ($1.1 million in the quarter ended March 31, 2001 and $2.3 million in the quarter ended June 30, 2001), which were included in the Company’s operating results as revenues and expenses. On May 24, 2001, the Company converted Mantas LLC from a limited liability company to a Delaware corporation and changed its name to Mantas, Inc. The Company transferred the contracts, people, and intellectual property rights of its Mantas service offering to Mantas, Inc. in exchange for a 52 percent non-controlling interest in Mantas, Inc. and the third party investors contributed $15 million and other consideration for their interests in Mantas, Inc. Subsequent to May 24, 2001, Mantas, Inc. reimbursed the Company for the costs described above and the Company paid Mantas, Inc. for the revenues earned by the Company on Mantas, Inc. contracts for the period January 1, 2001 to May 24, 2001. This resulted in a net reimbursement to the Company of approximately $6.5 million which is recorded as a separate component of operations under “Reimbursement of expenses upon formation of Mantas, Inc.” Since May 24, 2001, the Company has accounted for its investment in Mantas, Inc. using the equity method of accounting as it has significant influence but not control since the Company does not control Mantas, Inc.’s Board of Directors. The Company’s ownership interest and influence was reduced to 29 percent when the second round of Mantas, Inc. funding occurred on April 5, 2002, with the full funding provided by one of the third party investors.

12.    Related Party Transactions:

Since May 24, 2001 (Closing), Mantas, Inc. (Mantas) has utilized certain services provided by the Company. Mantas reimburses the Company for the cost of such services. Mantas leases space from the Company

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

and receives other support services related to its occupancy. Sublease income and amounts due for other support services provided were approximately $1.6 million from Closing through June 30, 2002. Mantas obtains certain travel and insurance-related services utilizing the Company’s existing relationships with vendors. The total of such services received by Mantas was approximately $1.4 million from Closing through June 30, 2002. Additionally, the Company provides labor services when requested by Mantas to support its administrative and client support activities. Approximately $875,000 of such labor services were provided from Closing through June 30, 2002. At June 30, 2002, amounts due from Mantas for all services utilized were approximately $118,000.

The Company has also made certain performance guarantees to Mantas customers. Management believes that the Company’s potential for loss under these commitments is remote.

13.    Segment Reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. SRA reports three operating segments— Consulting & Systems Integration (C&SI), Emerging Technologies (ET), and Legal Systems Integration (LSI). The C&SI segment focuses on the Company’s three principal markets: national security, health care and public heath, and civil government. The ET segment historically performed advanced technology research and development, sought commercial applications for this research and development, and managed and maintained the Company’s proprietary software product offerings. As of June 30, 2002, substantially all ET segment activities were discontinued. The LSI segment consists of the Company’s prior legal systems integration business, that was closed as of December 31, 2000. The portion of selling, general, and administrative expenses that relate to corporate support functions and depreciation and amortization are allocated to segments based on the ratio of segment labor expense to total labor expense, exclusive of corporate selling, general, and administrative labor expense. The total amount of corporate selling, general, and administrative expense allocated to segments was $36.9 million, $37.2 million, and $35.9 million for the years ended June 30, 2000, 2001, and 2002, respectively. The Company only tracks accounts receivable by segment. No other assets are specifically assigned to a segment.

Reportable Segments (in thousands)

Year Ended June 30, 2000	C&SI	ET	LSI	Total
Revenues	$282,735	$14,056	$15,244	$312,035
Depreciation and amortization	6,340	926	425	7,691
Operating income (loss)	20,273	(2,105)	(4,140)	14,028
Accounts receivable, net at June 30, 2000	89,081	2,395	3,116	94,592

Year Ended June 30, 2001	C&SI	ET	LSI	Total
Revenues	$294,892	$14,168	$3,488	$312,548
Depreciation and amortization	6,938	1,297	158	8,393
Operating income (loss)	16,263	(8,208)	(3,887)	4,168
Accounts receivable, net at June 30, 2001	96,188	390	870	97,448

Year Ended June 30, 2002	C&SI	ET	LSI	Total
Revenues	$356,246	$4,951	$—	$361,197
Depreciation and amortization	7,371	495	—	7,866
Operating income (loss)	24,665	(6,158)	—	18,507
Accounts receivable, net at June 30, 2002	94,463	1,299	100	95,862

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2000, 2001, and 2002

14.    Acquisition of The Marasco Newton Group Ltd.:

In January 2002, the Company acquired, by merger, all of the outstanding stock of The Marasco Newton Group Ltd. (Marasco Newton). An initial payment of approximately $6.2 million was made to Marasco Newton stockholders, with another $1.0 million deposited in escrow to secure indemnification obligations of Marasco Newton. Approximately $2.2 million of the initial payment was allocated to identified intangibles and approximately $3.0 million to goodwill. In connection with the acquisition, the Company assumed and subsequently repaid debt of approximately $5.2 million. Approximately $9.1 million of additional purchase price may become due to Marasco Newton stockholders in the future if Marasco Newton achieves specified operating results and additions to contract backlog. These additional payments, if any, are expected to be made in two parts between March 1, 2003 and June 30, 2003.

15.     Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Revenues	Operating Income (Loss)	Income (Loss) Before Taxes	Net Income (Loss)	Earnings (Loss) Per Share (a)
					Basic	Diluted
Year Ended June 30, 2001
1st Quarter	$76,572	$(499)	$(735)	$(425)	$(0.03)	$(0.03)
2nd Quarter	72,605	(5,033)	(5,721)	(3,306)	(0.24)	(0.24)
3rd Quarter	78,154	34	10,728	6,200	0.46	0.38
4th Quarter	85,217	9,666	8,484	4,904	0.36	0.31

Year Ended June 30, 2002
1st Quarter	$77,594	$1,974	$2,282	$1,197	$0.09	$0.08
2nd Quarter	82,986	2,912	2,968	1,264	0.09	0.08
3rd Quarter	99,175	5,908	7,564	4,433	0.32	0.27
4th Quarter	101,442	7,713	7,740	4,383	0.26	0.22

(a)
The sum of net earnings (loss) per share for the four quarters in both years differs from the annual earnings (loss) per share due to the required method of computing the weighted average number of shares in the interim period.

Schedule II

Valuation and Qualifying Account

Activity in the Company’s allowance accounts for the years ended June 30, 2000, 2001, and 2002, was as follows (in Thousands):

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2000	$575	$50	$42	$—	$583
2001	583	767	150	—	1,200
2002	1,200	940	1,090	—	1,050

Allowance for Contract Disallowances

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2000	$1,683	$242	$—	$—	$1,925
2001	1,925	(183)	—	—	1,742
2002	1,742	(292)	100	—	1,350

Allowances for Interest on Tax Exposure

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2000	$—	$209	$—	$—	$209
2001	209	2,391	—	—	2,600
2002	2,600	—	2,415	—	185