Form 10-Q
period 2002-09-30
SRA INTERNATIONAL INC
filed 2002-11-13
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-31334

SRA International, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	54-1360804
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4350 Fair Lakes Court, Fairfax, Virginia	22033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 803-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

As of October 31, 2002, there were 11,670,886 shares outstanding of the registrant’s class A common stock and 9,082,711 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Part I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets

	June 30, 2002	Sept. 30, 2002
		(Unaudited)
Current assets:
Cash and cash equivalents	$87,137	$90,958
Short-term investments	—	6,953
Accounts receivable, net	95,862	96,492
Prepaid expenses and other	6,283	4,645
Deferred income taxes, current	4,573	5,059

Total current assets	193,855	204,107

Property and equipment, at cost:
Leasehold improvements	14,955	15,611
Furniture, equipment, and software	44,435	45,635

Total property and equipment	59,390	61,246
Accumulated depreciation and amortization	(40,183)	(41,816)

Total property and equipment, net	19,207	19,430

Other assets:
Deferred income taxes, noncurrent	4,185	4,349
Deferred compensation trust	3,394	3,085
Goodwill	2,957	2,957
Identified intangibles, net	2,092	2,022
Investments and other	603	1,171

Total other assets	13,231	13,584

Total assets	$226,293	$237,121

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2002	Sept. 30, 2002
		(Unaudited)
Current liabilities:
Accounts payable	$13,267	$13,086
Accrued payroll and employee benefits	20,942	24,842
Accrued expenses	19,997	21,158
Current portion of long-term debt	1,600	1,600
Billings in excess of revenues recognized	6,480	7,794

Total current liabilities	62,286	68,480

Long-term debt, net of current portion	400	—
Other long-term liabilities	4,163	3,776

Total liabilities	66,849	72,256

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 17,695,297 and 17,847,383 shares issued as of June 30, 2002 and September 30, 2002; 11,528,773 and 11,672,991 shares outstanding as of June 30, 2002 and September 30, 2002	74	74
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 11,123,887 and 11,023,887 shares issued as of June 30, 2002 and September 30, 2002; 9,182,711 and 9,082,711 shares outstanding as of June 30, 2002 and September 30, 2002	43	42
Additional paid-in capital	129,567	130,097
Treasury stock, at cost	(45,422)	(45,628)
Notes receivable from stockholders	(78)	(40)
Deferred stock-based compensation	(720)	(667)
Retained earnings	75,980	80,987

Total stockholders’ equity	159,444	164,865

Total liabilities and stockholders’ equity	$226,293	$237,121

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2001	2002
Revenues	$77,594	$101,538
Operating costs and expenses:
Cost of services	55,997	72,633
Selling, general and administrative	17,900	19,814
Depreciation and amortization	1,723	2,024

Total operating costs and expenses	75,620	94,471

Operating income	1,974	7,067
Interest expense	(100)	(47)
Interest income	36	435
Gain on equity method investment	373	1,031

Income before taxes	2,283	8,486
Provision for income taxes	1,086	3,479

Net income	$1,197	$5,007

Earnings per share:
Basic	$0.09	$0.24

Diluted	$0.08	$0.21

Weighted-average shares:
Basic	13,855,464	20,727,703

Diluted	15,766,380	23,400,370

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net income	$1,197	$5,007
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	1,768	2,044
Stock-based compensation	814	53
Tax benefits of stock option exercises	3,304	352
Deferred income taxes	(5,709)	(650)
Amortization of unearned rent abatements	(21)	(33)
Gain on equity method investment	(373)	(1,031)
Changes in assets and liabilities:
Accounts receivable	16,138	(192)
Prepaid expenses and other	1,721	1,638
Accounts payable	(9,485)	(181)
Accrued payroll and employee benefits	240	3,900
Accrued expenses	180	1,161
Billings in excess of revenues recognized	423	1,314
Other	—	130

Net cash provided by operating activities	10,197	13,512

Cash flows from investing activities:
Capital expenditures	(1,174)	(2,728)
Proceeds from equity method investment	373	1,031
Purchases of short-term investments	—	(6,953)
Purchase of long-term investment	—	(650)

Net cash used by investing activities	(801)	(9,300)

Cash flows from financing activities:
Repayment of equipment loan	(546)	—
Repayment of term loan	(400)	(400)
Issuance of common stock	520	215
Purchase of treasury stock	(3,188)	(206)

Net cash used by financing activities	(3,614)	(391)

Net increase in cash and cash equivalents	5,782	3,821
Cash and cash equivalents, beginning of period	8	87,137

Cash and cash equivalents, end of period	$5,790	$90,958

Supplemental disclosures of cash flow information:
Cash paid during the period—
Interest	$130	$54

Income taxes	$378	$17

Cash received during the period—
Interest	$36	$361

Income taxes	$—	$95

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2001 and 2002

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of SRA International, Inc. (SRA or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2002.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. The Company adopted this new standard as of July 1, 2002 and it had no impact on the Company’s financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted this new standard as of July 1, 2002 and it had no impact on the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company adopted this new standard as of July 1, 2002 and it had no impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective January 1, 2003. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2001 and 2002

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

Revenues from contracts with federal government agencies were 93 percent and 96 percent of total revenues for the years ended June 30, 2001 and 2002, respectively, and 97 percent of total revenues for the three months ended September 30, 2001 and 2002.

Revenues were generated from the following contract types for the periods indicated. Software license revenues are included in the fixed-price contract item below:

	Fiscal Years Ended June 30,		Three Months Ended September 30,
	2001	2002	2001	2002
Cost-plus-fee	62%	52%	59%	43%
Time-and-materials	23	31	26	38
Fixed-price	15	17	15	19

3.    Earnings Per Share and Stock Options

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of common shares outstanding. Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted-average common equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options. The dilutive effect of stock options is as follows:

	Three Months Ended September 30,
	2001	2002
Basic weighted-average common shares outstanding	13,855,464	20,727,703
Effect of potential exercise of stock options	1,910,916	2,672,667

Diluted-weighted average common shares outstanding	15,766,380	23,400,370

In August 2002, the Company granted 937,630 stock options to employees to purchase shares of class A common stock at an exercise price of $24.80 per share, the fair value of class A common stock on the date of grant. These options vest annually over a 4 year period.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2001 and 2002

4.    Accounts Receivable:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2002	Sept. 30, 2002
Billed and billable, net of allowance of $1,050 as of June 30, 2002 and September 30, 2002	$88,089	$89,077

Unbilled:
Retainages	3,188	3,293
Revenues recorded in excess of billings on fixed price contracts	4,360	4,463
Revenues recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,070	90
Indirect costs incurred and charged to cost-plus-fee contracts in excess of provisional billing rates	707	708
Allowance for contract disallowances	(1,552)	(1,139)

Total unbilled	7,773	7,415

Total accounts receivable	$95,862	$96,492

The billable receivables included in the billed and billable line item above represent primarily revenues earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

5.    Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 2001 have been completed. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2001, are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Litigation

The Company is involved in various legal proceedings concerning matters in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2001 and 2002

Stock Purchase Agreement

The Company previously retained $80 million of term life insurance on its chief executive officer. In September 2002, certain agreements were amended to reduce the amount of insurance retained to $10 million. An amended stock purchase agreement with the Company’s chief executive officer requires the Company to maintain this $10 million of insurance through December 2010. In the event this policy ceases to be available before the end of 2010, the Company has agreed it will purchase and maintain new life insurance policies providing the maximum coverage for the remainder of that period that can be purchased with the same overall annual premiums of approximately $53,000. The Company is the sole beneficiary of this policy and is required to use any proceeds received to repurchase shares from the chief executive officer’s estate upon his death.

6.    Gain on Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11.8 million on the sale of its minority interest in Mail2000, Inc. At that time, the Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the three months ended September 30, 2001 and 2002, additional pre-tax gains of $373,000 and $1.0 million were recognized when the Company received its portion of proceeds from the settlement of indemnification escrow agreements. Certain customary indemnification obligations extend beyond the settlement periods for these escrows. Since the February 2001 closing of this transaction no losses related to the surviving indemnification obligations have been asserted by the purchasers and management believes that the probability of loss pursuant to these indemnification obligations is remote.

7.    Investment in Mantas, Inc.:

Since May 24, 2001, the Company has maintained a non-controlling equity interest in Mantas, Inc., formerly one of the Company’s service offerings. As of September 30, 2002, the Company owns approximately 8 million shares of Mantas, Inc. class A common stock, representing approximately 25 percent of the outstanding shares of Mantas, Inc. The Company has no cost basis in this investment and does not fund, nor is there any obligation to fund, the on-going operations of Mantas, Inc. The Company has made certain performance guarantees to Mantas, Inc. customers that were under contract with SRA prior to May 24, 2001, but management believes the Company’s potential for loss under these commitments is remote. Additionally, Mantas, Inc. continues to utilize certain services provided by the Company. Mantas, Inc. reimburses the Company for the cost of such services. Mantas, Inc. leases space from the Company and receives other support services related to its occupancy. Sublease income and amounts due for other support services provided were approximately $381,000 and $276,000 for the three months ended September 30, 2001 and 2002, respectively. Mantas, Inc. obtains certain travel and insurance-related services utilizing the Company’s existing relationships with vendors. The total of such services received by Mantas, Inc. was approximately $335,000 and $353,000 for the three months ended September 30, 2001 and 2002, respectively. Additionally, the Company provides labor services when requested by Mantas, Inc. to support its administrative and client support activities. Approximately $314,000 and $90,000 of such labor services were provided for the three months ended September 30, 2001 and 2002, respectively. At September 30, 2002, amounts due from Mantas, Inc. for all services utilized were approximately $162,000.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended September 30, 2001 and 2002

8.    Segment Reporting:

As of and for the three months ended September 30, 2001 and 2002, SRA reports two operating segments— Consulting & Systems Integration (C&SI) and Emerging Technologies (ET). The C&SI segment focuses on the Company’s three principal markets: national security, health care and public heath, and civil government. The ET segment historically performed advanced technology research and development, sought commercial applications for this research and development, and managed and maintained the Company’s proprietary software product offerings. As of July 1, 2002, all ET segment activities had ceased with the exception of the Assentor solutions business.

Reportable Segments (in thousands)

Three Months Ended September 30, 2001	C&SI	ET	Total
Revenues	$76,384	$1,210	$77,594
Depreciation and amortization	1,619	104	1,723
Operating income (loss)	4,950	(2,976)	1,974
Accounts receivable, net at September 30, 2001	81,102	209	81,311

Three Months Ended September 30, 2002	C&SI	ET	Total
Revenues	$100,637	$901	$101,538
Depreciation and amortization	2,011	13	2,024
Operating income	7,011	56	7,067
Accounts receivable, net at September 30, 2002	95,531	961	96,492

9.    Acquisition of The Marasco Newton Group Ltd.:

In January 2002, the Company acquired, by merger, all of the outstanding stock of The Marasco Newton Group Ltd. (Marasco Newton). An initial payment of approximately $6.2 million was made to Marasco Newton stockholders, with another $1.0 million deposited in escrow to secure indemnification obligations of Marasco Newton. Approximately $2.2 million of the initial payment was allocated to identified intangibles and approximately $3.0 million to goodwill. In connection with the acquisition, the Company assumed and subsequently repaid debt of approximately $5.2 million. Approximately $9.1 million of additional purchase price may become due to Marasco Newton stockholders in the future if Marasco Newton achieves specified operating results and additions to contract backlog. Under the terms of the merger agreement, these additional payments, if any, would likely be determined and made in two parts between March 1, 2003 and June 30, 2003. The Company is presently evaluating the possibility of accelerating settlement of the Marasco Newton earn out with the intent of facilitating an earlier integration of the Marasco Newton business.

10.    Subsequent Event

In October 2002, the Company sold its Assentor solutions business to a third party. At the time of its sale, the Assentor solutions business was the only remaining activity within the ET segment. The Company expects to report a gain on the sale of this business of approximately $4.7 million in the quarter ending December 31, 2002.

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

FORWARD LOOKING STATEMENTS

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, include forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. Factors that could cause actual results to differ materially from forward-looking statements include our dependence on our contracts with federal government agencies, particularly within the U.S. Department of Defense, for substantially all of our revenues, our ability to maintain our GSA schedule contracts, our position as a prime contractor on government-wide acquisition contracts, and other factors discussed in the section entitled “RISK FACTORS” in this Item 2. These factors, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

OVERVIEW

We are a leading provider of information technology services and solutions to federal government clients in three principal markets: national security, health care and public health, and civil government. Since our founding in 1978, we have derived substantially all of our revenues from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenues for the foreseeable future. During each of our last three fiscal years and the three months ended September 30, 2002, we recognized more than 94% of our revenues from contract engagements in which we acted as a prime contractor. Our contract base is diversified among federal government clients. No single engagement accounted for more than 5% of our revenues during the last three fiscal years or the three months ended September 30, 2002. The Internal Revenue Service, our largest client group, accounted for approximately 12% of our revenues in fiscal 2000, 8% in fiscal 2001, 10% in fiscal 2002, and 7% for the three months ended September 30, 2002. No other client or client group accounted for more than 10% of our revenues in these periods.

Our backlog as of September 30, 2002 was approximately $1.089 billion, of which $159.1 million was funded. Our backlog as of June 30, 2002 was $1.034 billion, of which $158.7 million was funded. We define our backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenues during the remainder of fiscal 2003 from approximately 19% of our total backlog as of September 30, 2002. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011.

We have two operating segments for financial reporting purposes. Our reportable segments include the consulting and systems integration business, or C&SI, and the emerging technologies business, or ET.

•	The C&SI segment represents our core business and includes high-end consulting services and information technology solutions primarily for federal government clients. This segment focuses on our three principal markets: national security, health care and public health, and civil government. As of September 30 2002, the C&SI segment represents substantially all of our ongoing operations.

•
The ET segment historically performed advanced technology research and development, sought commercial applications for this technology, and managed our commercial software products and services offerings including Assentor. Substantially all ET segment activities had ceased as of June 30, 2002. As of July 1, 2002, the only remaining activity in the ET segment was our Assentor Solutions business. In October 2002, we sold our Assentor solutions business to a third party.

The following table summarizes the percentage of total revenues for each period represented by each of our reportable segments.

Segment	Three Months Ended September 30,
	2001	2002
Consulting & systems integration	98.4%	99.1%
Emerging technologies	1.6	0.9

Revenues

Most of our revenues are generated on the basis of services provided to the federal government, either by our employees or by our subcontractors. To a lesser degree, the revenues we earn may include third-party hardware and software that we purchase and integrate when requested by the client as a part of the solutions that we provide to our clients.

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

•
Fixed-price contracts.    Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. We have not undertaken complex, high-risk work under fixed-price terms.

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

Stock-Based Compensation Expense

Stock-based compensation expense reflects expenses related to stock option grants for which pre-existing grant terms were modified or for which grants were issued below fair market value. Stock-based compensation expenses are included in selling, general, and administrative expenses. Stock-based compensation expenses were $814,000 and $53,000 for the three months ended September 30, 2001 and 2002, respectively. As of September 30, 2002, we had $667,000 of deferred stock-based compensation expense, which will be recognized ratably over the 38 month remaining vesting period of the related stock options.

Depreciation and Amortization

Depreciation and amortization includes depreciation of computers and other equipment, the amortization of software we use internally, the amortization of leasehold improvements, and the amortization of identified intangibles. The amortization of computer software developed for sale to clients is included in cost of services.

Gain on Equity Method Investment

We use the equity method of accounting for investments in which we do not have a controlling interest but exercise significant influence. Under the equity method, investments are carried at cost and then are adjusted to reflect our portion of increases and decreases in the net assets of the investee. Our investment in Mail2000, Inc. was accounted for under the equity method until it was sold in February 2001. The gains we recognized upon the sale of our minority interest in Mail2000, Inc. and when we subsequently received payments upon the release of funds pursuant to the terms of indemnification escrow agreements established at the time of sale are included in gains and losses on equity method investments. Our investment in Mantas, Inc. has been accounted for under the equity method since its formation in May 2001. We are required to recognize our proportionate interest in Mantas, Inc.’s losses to the extent we have a cost basis in the investment on our balance sheet. We have no cost basis in Mantas, Inc. because we did not previously capitalize our internal investments in the Mantas service offerings. Accordingly, we have not recognized any portion of Mantas, Inc.’s losses through September 30, 2002.

ACQUISITION

In January 2002, we acquired, by merger, all of the outstanding stock of The Marasco Newton Group Ltd. (Marasco Newton). We made initial cash payments of approximately $6.2 million to Marasco Newton stockholders, and deposited another $1.0 million in escrow to secure indemnification obligations of Marasco Newton to us. Approximately $2.2 million of the purchase price was allocated to identifiable intangible assets and approximately $3.0 million to goodwill. In connection with the acquisition, we also assumed debt of approximately $5.2 million, which we repaid in March 2002. We may be required to pay up to approximately $9.1 million of additional purchase price in the future if Marasco Newton achieves specified operating results and additions to contract backlog. Under the terms of the merger agreement, these additional payments, if any, would likely be determined and made in two parts between March 1, 2003 and June 30, 2003. Based on the results achieved by Marasco Newton through September 30, 2002, we believe it is likely they will earn substantially all of the additional purchase price. We are presently evaluating the possibility of accelerating settlement of the Marasco Newton earn out with the intent of facilitating our earlier integration of the Marasco Newton business.

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenues, for the periods indicated.

	Three Months Ended September 30,
	2001	2002
	(unaudited, in thousands)
Revenues	$77,594	$101,538
Operating costs and expenses:
Cost of services	55,997	72,633
Selling, general, and administrative	17,900	19,814
Depreciation and amortization	1,723	2,024

Total operating costs and expenses	75,620	94,471

Operating income	1,974	7,067
Interest (expense) income, net	(64)	388
Gain on equity method investment	373	1,031

Income before taxes	2,283	8,486
Provision for income taxes	1,086	3,479

Net income	$1,197	$5,007

	(unaudited, as a percentage of revenues)
Revenues	100.0%	100.0%
Operating costs and expenses:
Cost of services	72.2	71.5
Selling, general, and administrative	23.1	19.5
Depreciation and amortization	2.2	2.0

Total operating costs and expenses	97.5	93.0

Operating income	2.5	7.0
Interest (expense) income, net	(0.1)	0.4
Gain on equity method investment	0.5	1.0

Income before taxes	2.9	8.4
Provision for income taxes	1.4	3.5

Net income	1.5%	4.9%

The following tables set forth revenues, operating costs and expenses and operating income (loss) for each of our reportable business segments, as well as those items expressed as a percentage of the segment’s revenues, for the periods indicated.

Consulting & Systems Integration Segment

	Three Months Ended September 30,
	2001	2002
	(unaudited, in thousands)
Revenues	$76,384	$100,637
Operating costs and expenses:
Cost of services	55,010	72,050
Selling, general, and administrative	14,805	19,565
Depreciation and amortization	1,619	2,011

Total operating costs and expenses	71,434	93,626

Operating income	$4,950	$7,011

	(unaudited, as a percentage of consulting & systems integration revenues)
Revenues	100.0%	100.0%
Operating costs and expenses:
Cost of services	72.0	71.6
Selling, general, and administrative	19.4	19.4
Depreciation and amortization	2.1	2.0

Total operating costs and expenses	93.5	93.0

Operating income	6.5%	7.0%

Emerging Technologies Segment

	Three Months Ended September 30,
	2001	2002
	(unaudited, in thousands)
Revenues	$1,210	$901
Operating costs and expenses:
Cost of services	987	583
Selling, general, and administrative	3,095	249
Depreciation and amortization	104	13

Total operating costs and expenses	4,186	845

Operating (loss) income	$(2,976)	$56

Gain on equity method investment	$373	$1,031

	(unaudited, as a percentage of emerging technologies revenues)
Revenues	100.0%	100.0%
Operating costs and expenses:
Cost of services	81.6	64.7
Selling, general, and administrative	255.8	27.7
Depreciation and amortization	8.6	1.4

Total operating costs and expenses	346.0	93.8

Operating (loss) income	(246.0)%	6.2%

Gain on equity method investment	30.8%	114.4%

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

For the three months ended September 30, 2002, total revenues increased 30.9% to $101.5 million, from $77.6 million for the three months ended September 30, 2001. The C&SI segment revenues increased 31.8% to $100.6 million for the three months ended September 30, 2002, from $76.4 million for the three months ended September 30, 2001. Revenue growth in this segment resulted primarily from new national security contracts and revenues related to the January 2002 acquisition of Marasco Newton. The ET segment revenues decreased 25.5% to $901,000 for the three months ended September 30, 2002, from $1.2 million for the three months ended September 30, 2001. The revenue decline in this segment was due primarily to a decrease in support provided to Mantas, Inc. customers.

Cost of Services

For the three months ended September 30, 2002, total cost of services increased 29.7% to $72.6 million, from $56.0 million for the three months ended September 30, 2001. As a percentage of total revenues, total cost of services decreased to 71.5% for the three months ended September 30, 2002, from 72.2% for the three months ended September 30, 2001. The C&SI segment cost of services increased 31.0% to $72.1 million for the three months ended September 30, 2002, from $55.0 million for the three months ended September 30, 2001, reflecting services provided under new contract awards and the cost of services attributable to Marasco Newton contracts. As a percentage of C&SI revenues, C&SI cost of services decreased to 71.6% for the three months ended September 30, 2002, from 72.0% for the three months ended September 30, 2001. This decrease as a percentage of C&SI revenues is attributable to a shift in services now being provided under more profitable time and materials and fixed price contracts, which decreases the ratio of cost of services to revenues. The ET segment cost of services declined 40.9% to $583,000 for the three months ended September 30, 2002, from $987,000 for the three months ended September 30, 2001, reflecting lower professional services delivered primarily to Mantas, Inc. customers. As a percentage of ET revenues, ET cost of services decreased to 64.7% for the three months ended September 30, 2002, from 81.6% for the three months ended September 30, 2001. This decrease as a percentage of ET revenues is attributable to the decline in professional services delivered to Mantas, Inc. customers.

Selling, General, and Administrative Expenses

For the three months ended September 30, 2002, total selling, general, and administrative expenses increased 10.7% to $19.8 million, from $17.9 million for the three months ended September 30, 2001. As a percentage of total revenues, total selling, general, and administrative expenses decreased to 19.5% for the three months ended September 30, 2002, from 23.1% for the three months ended September 30, 2001. Total selling, general, and administrative expenses for the three months ended September 30, 2002 included stock-based compensation of $53,000 compared to $814,000 for the three months ended September 30, 2001. The C&SI segment selling, general, and administrative expenses increased 32.2% to $19.6 million for the three months ended September 30, 2002, from $14.8 million for the three months ended September 30, 2001. As a percentage of C&SI revenues, C&SI selling, general, and administrative expenses were unchanged at 19.4%. While C&SI selling, general and administrative expenses remained unchanged in proportion to C&SI revenues, there was a shift in the underlying nature of these costs. We increased our incremental spending on business development and proposal activities by constraining the cost growth of other corporate support functions. The ET segment selling, general and administrative expenses declined 92.0% to $249,000 for the three months ended September 30, 2002, from $3.1 million for the three months ended September 30, 2001, reflecting the elimination of research and development and other business development activities focused on the commercialization of technologies unrelated to our core C&SI customer requirements.

Depreciation and Amortization

For the three months ended September 30, 2002, total depreciation and amortization increased by 17.5% to $2.0 million, from $1.7 million for the three months ended September 30, 2001. As a percentage of total revenues, total depreciation and amortization decreased to 2.0% for the three months ended September 30, 2002, from 2.2% for the three months ended September 30, 2001. This decrease as a percentage of revenues reflects management actions taken to constrain capital purchases in relation to revenue growth.

Interest (Expense) Income, net

For the three months ended September 30, 2002, interest income, net was $388,000 compared to interest expense, net of $64,000 for the three months ended September 30, 2001. This change reflects reduced borrowings and increased cash and investment balances resulting from improved operating income, lower days sales outstanding in accounts receivable, and proceeds received as a result of our May 2002 initial public offering.

Gain on Equity Method Investment

The gain on equity method investment reflected in each period represents cash we received when indemnification escrows associated with the February 2001 sale of our interest in Mail2000, Inc. were released.

Income Taxes

For the three months ended September 30, 2002, our effective income tax rate decreased to 41.0%, from 47.6% for the three months ended September 30, 2001. This decrease was due primarily to lower nondeductible stock-based compensation expenses for tax purposes in the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs have historically been to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to repurchase our stock from our employees. We have historically relied on cash flow from operations and borrowings under our credit facility for liquidity. In May 2002, we completed an initial public offering of 5,750,000 shares of class A common stock that resulted in net proceeds to us of approximately $94 million. As a public company focused on growing our core C&SI business, we expect future liquidity needs will be primarily to finance the cost of operations pending the billing and collection of accounts receivable, to acquire capital assets, and to make selected strategic acquisitions to accelerate our growth. As a public company, repurchasing stock from employees is no longer a liquidity requirement as we have discontinued our internal stock repurchase plan. We expect the combination of cash flows from operations, our cash and cash equivalents and short-term investments, and the available borrowing capacity on our credit facility to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Our ability to borrow funds is generally related to the level of receivables we have due from clients and the amount of cash flow we generate from our operating activities.

Our cash and cash equivalents and short-term investments were $97.9 million, or 41% of our total assets, as of September 30, 2002, up from $87.1 million, or 39% of our total assets, as of June 30, 2002. We had no borrowings outstanding under our credit facility as of either June 30, 2002 or September 30, 2002. Accounts receivable represent our largest working capital requirement. We typically bill our clients monthly after services are rendered.

Cash Flow

Net cash provided by operating activities was $13.5 million for the three months ended September 30, 2002, an increase of $3.3 million from the three months ended September 30, 2001. This increase in operating cash flow was primarily attributable to higher net income with changes in other working capital items offsetting between periods. Net cash used by investing activities was $9.3 million for the three months ended September 30, 2002, an increase of $8.5 million from the three months ended September 30, 2001. This increase in investing cash outflows was primarily due to the purchase of short-term investments. Additionally, our capital expenditures increased as we completed construction of a network operations center being operated for the benefit of a national security customer. Net cash used by financing activities was $391,000 for the three months ended September 30, 2002, a decrease of $3.2 million from the three months ended September 30, 2001. This decrease in financing cash outflows was primarily due to lower stock repurchases.

Credit Facility

We maintain a $60 million credit facility that expires on December 31, 2003. The current commitment under this facility is $40 million and we have the option, provided no event of default under the agreement exists, of increasing the amount committed in two increments of $10 million. We may use this facility for general corporate purposes including working capital financing, capital purchases, acquisitions, and stock repurchases. As of September 30, 2002, we had no borrowings outstanding under the credit facility.

RELATED PARTY TRANSACTIONS

We have an agreement, as amended in September 2002, with Ernst Volgenau, our chief executive officer, requiring us to maintain $10 million of term life insurance on his life through 2010, and to use the proceeds of such insurance to repurchase shares of our common stock owned by Dr. Volgenau upon his death. We are required to pay annual premiums on this insurance of $53,200 through 2010.

We have maintained an equity interest in Mantas, Inc. since May 24, 2001. As of September 30, 2002, we own approximately 8 million shares of Mantas, Inc. class A common stock, representing approximately 25 percent of the outstanding shares of Mantas, Inc. We have no cost basis in this investment and do not fund, nor is there any obligation to fund, the on-going operations of Mantas, Inc. We have made certain performance guarantees to Mantas, Inc. customers that were under contract with us prior to May 24, 2001, but believe the potential for loss under these commitments is remote. Additionally, Mantas, Inc. continues to utilize certain services we provide. Mantas, Inc. reimburses us for the cost of such services. Mantas, Inc. leases space from us and receives other support services related to its occupancy. Sublease income and amounts due for other support services provided were approximately $381,000 and $276,000 for the three months ended September 30, 2001 and 2002, respectively. Mantas, Inc. obtains certain travel and insurance-related services utilizing our existing relationships with vendors. The total of such services received by Mantas, Inc. was approximately $335,000 and $353,000 for the three months ended September 30, 2001 and 2002, respectively. Additionally, we provide labor services when requested by Mantas, Inc. to support its administrative and client support activities. Approximately $314,000 and $90,000 of such labor services were provided for the three months ended September 30, 2001 and 2002, respectively. At September 30, 2002, amounts due from Mantas, Inc. for all services utilized were approximately $162,000.

COMMITMENTS AND CONTINGENCIES

Government Contracting

Payments to us on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 2001 have been completed. We do not expect audit adjustments that may result from audits for periods after June 30, 2001, to have a material effect on our financial position, results of operations, or cash flows.

Commitments

The following table summarizes our contractual obligations as of September 30, 2002 that require us to make future cash payments:

	Payments due by period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating lease commitments, net	$125,090	$11,922	$23,204	$20,440	$69,524
Term loan	1,600	1,600	—	—	—
Term life insurance	426	53	106	106	161

Total contractual obligations	$127,116	$13,575	$23,310	$20,546	$69,685

This table does not reflect potential payments of up to $9.1 million in connection with the acquisition of The Marasco Newton Group Ltd. discussed in the section “ACQUISITION” above.

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense, for substantially all of our revenues, and if our relationships with these agencies were harmed, our business would be threatened.

Revenues from contracts with U.S. federal government agencies accounted for 88%, 93%, and 96% of our revenues for fiscal 2000, 2001, and 2002, respectively, and 97% of our revenues for the three months ended September 30, 2002. Revenues from contracts with clients in the Department of Defense accounted for 43%, 47%, 53%, and 54% of our revenues for the same periods. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.

Loss of our General Services Administration (GSA) schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts (GWACs) or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of four GSA schedule contracts, and as a prime contractor under four GWACs and more than 12 indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2000, 2001, and 2002, and the three months ended September 30, 2002, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 84%, 87%, 91%, and 90%, respectively, of our revenues from federal government clients. As these types of contracts have increased in importance in the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenues and our operating results could suffer.

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

Our backlog was $1.089 billion as of September 30, 2002, of which $159.1 million was funded. We currently expect to recognize revenues during the remainder of fiscal 2003 from approximately 19% of our total backlog as of September 30, 2002. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of September 30, 2002 from which we expect to recognize revenues in the remainder of fiscal 2003 is likely to be inaccurate because the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenues from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenues on engagements included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenues from engagements included in our backlog as of September 30, 2002, our revenues and operating results for our 2003 fiscal year as well as future reporting periods may be materially harmed.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the three months ended September 30, 2002, we derived 43%, 38%, and 19% of our revenues from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. For fiscal 2002, we derived 52%, 31%, and 17% of our revenues from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. For fiscal 2001, the corresponding percentages were 62%, 23%, and 15%, respectively. For fiscal 2000, the corresponding percentages were 54%, 29%, and 17%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract that we enter into. Cost-plus-fee contracts accounted for 54%, 62%, 52%, and 43% of our revenues for fiscal 2000, fiscal 2001, and fiscal 2002, and the three months ended September 30, 2002, respectively. To the extent that we enter into more cost-plus-fee contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenues derived from work performed by our subcontractors represented approximately 35% of our revenues for each of the last three fiscal years and for the three months ended September 30, 2002. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure to problems incurred by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts.

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

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true. Although audits have been completed on our incurred contract costs through fiscal 2001, audits for costs incurred or work performed after fiscal 2001 have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

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

We expect our revenues and operating results to vary significantly from quarter to quarter. In addition, we cannot predict our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline. Factors that may affect our operating results include:

•	fluctuations in revenues earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	contract mix and the extent of use of subcontractors;

•	changes in presidential administrations and senior federal government officials that affect the timing of technology procurement; and

•	changes in policy or budgetary measures that adversely affect government contracts in general.

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

Revenues from contracts with clients in the Department of Defense accounted for 43%, 47%, and 53% of our revenues for fiscal 2000, fiscal 2001, and fiscal 2002, respectively, and 54% of our revenues for the three months ended September 30, 2002. A decline in overall U.S. military expenditures could cause a decrease in our revenues and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Current government spending levels may not be sustainable, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in government expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenues.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

We derived 88%, 93%, and 96% of our revenues for fiscal 2000, fiscal 2001, and fiscal 2002, respectively, and 97% of our revenues for the three months ended September 30, 2002, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

As of October 31, 2002, Ernst Volgenau, our chief executive officer, beneficially owned 710,145 shares of class A common stock and 6,908,270 shares of class B common stock, representing approximately 67.9% of the combined voting power of our outstanding common stock. As of October 31, 2002, our executive officers and directors as a group beneficially owned an aggregate of 5,054,934 shares of class A common stock and 9,082,711 shares of class B common stock, representing approximately 92.1% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise control or significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

A substantial number of shares will be eligible for sale in the near future, which could cause our class A common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market, the market price of our class A common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of October 31, 2002, we had outstanding 20,753,597 shares of common stock, assuming no exercise of outstanding options. Of these shares, 6,445,005 are freely tradable. On November 20, 2002, 12,190,947 additional shares of common stock will be available for sale in the public market following the expiration of lock-up agreements between our stockholders and the underwriters, and 2,117,645 more shares will become available for sale in the public market in October 2003 following the expiration of the lock-up between us and the entities affiliated with General Atlantic Partners, LLC. Salomon Smith Barney, on behalf of the underwriters, may release stockholders from their 180 day lock-up agreements expiring November 20, 2002, with the underwriters at any time and without notice, which would allow for earlier sale of shares in the public market. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

In addition, we have offered, and expect to continue to offer, a significant number of stock options to our employees. As of October 31, 2002, there were 3,584,834 shares of class A common stock issuable upon the exercise of fully vested outstanding stock options. An additional 2,113,348 options to purchase shares of class A common stock vest between October 2002 and August 2006. To the extent these outstanding options are or become exercisable, and are ultimately exercised, the shares issued upon such exercise will be generally tradable.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, and accounts receivable.

We believe that concentrations of credit risk with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy presently requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, and a limited number of other investment vehicles that are secured by direct or sponsored U.S. government obligations. We are presently evaluating our investment policy and may broaden eligible investments, subject to Board approval, to include certain high-quality corporate and municipal obligations.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, no investment securities can have maturities exceeding two years and the average duration of the portfolio can not exceed nine months.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

At June 30, 2002 and September 30, 2002, the carrying value of financial instruments approximated fair value.

To the extent borrowings are outstanding under our credit facility, we have some interest rate risk based on the variable interest rate of our revolving credit facility. Based on the average credit facility balance in the three months ended September 30, 2001 and 2002, a one percentage point increase in the average interest rate would have resulted in approximately $8,000 and $0, respectively, of increased interest payments for those periods.

Item 4.    Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are involved in various legal proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.    Changes in Securities and Use of Proceeds

We are furnishing the following information with respect to the use of proceeds from our initial public offering of class A common stock, $0.004 par value per share, which first closed in May 2002. The effective date of the Registration Statement on Form S-1 for the offering was May 23, 2002, and the commission file number of the Registration Statement is 333-83780. The offering commenced on May 23, 2002. The offering terminated on June 4, 2002, the date of the exercise of the underwriters’ over-allotment option. All of the shares of class A common stock registered for our account were sold prior to the termination of the offering. The managing underwriters for the offering were Salomon Smith Barney Inc., UBS Warburg LLC, Legg Mason Wood Walker, Incorporated, Raymond James & Associates, Inc., Adams, Harkness & Hill, Inc., and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. We registered 5,750,000 shares of our class A common stock, $0.004 par value per share, in the offering. The aggregate offering price of the shares registered and sold by us was $103.5 million. The total underwriting discount was approximately $7.2 million and we incurred other expenses (including filing, legal and accounting fees) of approximately $2.1 million, none which were paid to our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates.

Our net offering proceeds after expenses were approximately $94.2 million. From May 23, 2002 until June 30, 2002 we used $2.0 million to repay outstanding debt, $606,000 for capital expenditures, and $29.8 million for working capital expenditures. From July 1, 2002 until September 30, 2002, we used $400,000 to repay outstanding debt, $1.9 for capital expenditures, and the remainder of our net offering proceeds of $59.5 million for working capital expenditures. Such payments, other than amounts paid as employment compensation, were to persons other than our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates. Since our May 23, 2002 offering, we have continued to collect outstanding receivables and generate positive cash flow from operations. As a result, our actual cash and cash equivalents and short-term investment balance as of September 30, 2002 was $97.9 million.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Description

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 13th day of November, 2002.

SRA INTERNATIONAL, INC.

By:	/s/ ERNST VOLGENAU
Ernst Volgenau, President and Chief Executive Officer

CERTIFICATIONS

I, Ernst Volgenau, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SRA International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ ERNST VOLGENAU Ernst Volgenau President, Chief Executive Officer and Director (Principal Executive Officer)

I, Stephen C. Hughes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SRA International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ STEPHEN C. HUGHES Stephen C. Hughes Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)