Form 10-Q
period 2002-12-31
SRA INTERNATIONAL INC
filed 2003-02-13
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31334

SRA International, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1360804 (I.R.S. Employer Identification No.)

4350 Fair Lakes Court, Fairfax, Virginia (Address of Principal Executive Offices)	22033 (Zip Code)

Registrant’s telephone number, including area code: (703) 803-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of January 31, 2003, there were 12,874,765 shares outstanding of the registrant’s class A common stock and 8,676,577 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND SIX MONTHS ENDED DECEMBER 31, 2002

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30, 2002	Dec. 31, 2002
		(Unaudited)
Current assets:
Cash and cash equivalents	$87,137	$98,061
Short-term investments	—	1,473
Accounts receivable, net	95,862	97,303
Prepaid expenses and other	6,283	3,643
Deferred income taxes, current	4,573	4,438

Total current assets	193,855	204,918

Property and equipment, at cost:
Leasehold improvements	14,955	15,980
Furniture, equipment, and software	44,435	46,828

Total property and equipment	59,390	62,808
Accumulated depreciation and amortization	(40,183)	(43,161)

Total property and equipment, net	19,207	19,647

Other assets:
Deferred income taxes, noncurrent	4,185	4,346
Deferred compensation trust	3,394	2,887
Goodwill	2,957	10,963
Identified intangibles, net	2,092	1,952
Investments and other	603	1,056

Total other assets	13,231	21,204

Total assets	$226,293	$245,769

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2002	Dec. 31, 2002
		(Unaudited)
Current liabilities:
Accounts payable	$13,267	$12,795
Accrued payroll and employee benefits	20,942	24,317
Accrued expenses	19,997	17,692
Current portion of long-term debt	1,600	1,200
Billings in excess of revenues recognized	6,480	7,214

Total current liabilities	62,286	63,218
Long-term debt, net of current portion	400	—
Other long-term liabilities	4,163	3,521

Total liabilities	66,849	66,739

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 17,695,297 and 18,675,378 shares issued as of June 30, 2002 and December 31, 2002; 11,528,773 and 12,452,983 shares outstanding as of June 30, 2002 and December 31, 2002	74	78
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 11,123,887 and 10,817,753 shares issued as of June 30, 2002 and December 31, 2002; 9,182,711 and 8,876,577 shares outstanding as of June 30, 2002 and December 31, 2002	43	41
Additional paid-in capital	129,567	137,416
Treasury stock, at cost	(45,422)	(47,882)
Notes receivable from stockholders	(78)	—
Deferred stock-based compensation	(720)	(615)
Retained earnings	75,980	89,992

Total stockholders’ equity	159,444	179,030

Total liabilities and stockholders’ equity	$226,293	$245,769

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2002	2001	2002
Revenues	$82,986	$105,311	$160,580	$206,849
Operating costs and expenses:
Cost of services	60,560	73,850	116,557	146,483
Selling, general, and administrative	17,705	19,571	35,605	39,385
Depreciation and amortization	1,809	1,973	3,532	3,997

Total operating costs and expenses	80,074	95,394	155,694	189,865

Operating income	2,912	9,917	4,886	16,984
Interest expense	(50)	(27)	(150)	(74)
Interest income	106	449	142	884
Gain on sale of equity method investment	—	—	373	1,031
Gain on sale of Assentor practice	—	4,685	—	4,685

Income before taxes	2,968	15,024	5,251	23,510
Provision for income taxes	1,704	6,019	2,790	9,498

Net income	$1,264	$9,005	$2,461	$14,012

Earnings per share:
Basic	$0.09	$0.43	$0.18	$0.67

Diluted	$0.08	$0.38	$0.15	$0.60

Weighted-average shares:
Basic	13,910,868	20,919,580	13,883,166	20,823,641

Diluted	16,275,514	23,479,522	16,020,947	23,439,946

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2001	2002
Cash flows from operating activities:
Net income	$2,461	$14,012
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	3,622	4,037
Stock-based compensation	831	105
Tax benefits of stock option exercises	3,408	4,669
Deferred income taxes	(2,718)	(26)
Gain on sale of equity method investment	(373)	(1,031)
Gain on sale of Assentor practice	—	(4,685)
Changes in assets and liabilities:
Accounts receivable	14,064	(1,115)
Prepaid expenses and other	(938)	2,640
Accounts payable	(9,438)	(472)
Accrued payroll and employee benefits	2,880	3,375
Accrued expenses	(275)	(2,305)
Billings in excess of revenues recognized	4,216	734
Other	493	692

Net cash provided by operating activities	18,233	20,630

Cash flows from investing activities:
Capital expenditures	(1,430)	(5,043)
Purchases of short-term investments, net	—	(1,473)
Purchases of long-term investments	—	(900)
Proceeds from sale of equity method investment	373	1,031
Proceeds from sale of Assentor practice	—	4,685
Earn-out payments to former Marasco Newton Group, Ltd., stockholders	—	(8,006)

Net cash used by investing activities	(1,057)	(9,706)

Cash flows from financing activities:
Repayment of equipment loan	(546)	—
Repayment of term loan	(800)	(800)
Issuance of common stock	1,816	2,344
Purchase of treasury stock	(12,037)	(2,718)
Reissuance of treasury stock	—	1,174

Net cash used by financing activities	(11,567)	—

Net increase in cash and cash equivalents	5,609	10,924
Cash and cash equivalents, beginning of period	8	87,137

Cash and cash equivalents, end of period	$5,617	$98,061

Supplemental disclosures of cash flow information:
Cash paid during the period—
Interest	$187	$85

Income taxes	$821	$3,796

Cash received during the period—
Interest	$142	$717

Income taxes	$152	$168

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Six Months Ended December 31, 2001 and 2002

1. Basis of Presentation:

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results for the three months and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2002.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. The Company adopted this new standard as of July 1, 2002, and it had no impact on the Company’s financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted this new standard as of July 1, 2002, and it had no impact on the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company adopted this new standard as of July 1, 2002, and it had no impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective January 1, 2003. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that an exit or disposal activity-related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The adoption of this new standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the provisions of FIN 45 to have a material impact on its financial position, results of operations, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2001 and 2002

In November 2002, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. The Company must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. The Company is presently analyzing the potential impact of applying these provisions to its future contracts but does not expect that its application will have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The Company does not presently expect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002.

2. Nature of Business:

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

Revenues from contracts with federal government agencies were 96 percent of total revenues for both the three months ended and six months ended December 31, 2001, and 98 percent of total revenues for both the three months ended and the six months ended December 31, 2002.

Revenues were generated from the following contract types for the periods indicated. Software license revenues are included in the fixed-price contract line item below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2002	2001	2002
Cost-plus-fee	55%	43%	57%	43%
Time-and-materials	28	35	27	37
Fixed-price	17	22	16	20

3. Earnings Per Share and Stock Options:

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2002	2001	2002
Basic weighted-average common shares outstanding	13,910,868	20,919,580	13,883,166	20,823,641
Effect of potential exercise of stock options	2,364,646	2,559,942	2,137,781	2,616,305

Diluted-weighted average common shares outstanding	16,275,514	23,479,522	16,020,947	23,439,946

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2001 and 2002

In August 2002, the Company granted 937,630 stock options to employees to purchase shares of class A common stock at an exercise price of $24.80 per share, the fair value of class A common stock on the date of grant. These options vest annually over four years.

4. Accounts Receivable:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2002	Dec. 31, 2002
Billed and billable, net of allowance of $1,050 as of June 30, 2002 and $1,100 as of December 31, 2002	$88,089	$90,620

Unbilled:
Retainages	3,188	3,288
Revenues recorded in excess of billings on fixed price contracts	4,360	3,373
Revenues recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,070	725
Indirect costs incurred and charged to cost-plus-fee contracts in excess of provisional billing rates	707	632
Allowance for contract disallowances	(1,552)	(1,335)

Total unbilled	7,773	6,683

Total accounts receivable	$95,862	$97,303

The billable receivables included in the billed and billable line item above represent primarily revenues earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

5. Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 2001 have been completed. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2001 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Litigation

The Company is involved in various legal matters and proceedings concerning matters in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these matters and proceedings will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2001 and 2002

Stock Purchase Agreement

The Company previously retained $80 million of term life insurance on its chief executive officer. In September 2002, certain insurance policies were amended to reduce the amount of insurance retained to $10 million. An amended stock purchase agreement with the Company’s chief executive officer requires the Company to maintain this $10 million of insurance through December 2010. In the event this policy ceases to be available before the end of 2010, the Company has agreed it will purchase and maintain new life insurance policies providing the maximum coverage for the remainder of that period that can be purchased with the same overall annual premiums of approximately $53,000. The Company is the sole beneficiary of this policy and is required to use any proceeds received to repurchase shares from the chief executive officer’s estate upon his death.

6. Gain on Sale of Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11.8 million on the sale of its minority interest in Mail2000, Inc. At that time, the Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the six months ended December 31, 2001 and 2002, additional pre-tax gains of $373,000 and $1.0 million were recognized when the Company received its portion of proceeds from the settlement of indemnification escrow agreements. Certain customary indemnification obligations extend beyond the settlement periods for these escrows. Since the February 2001 closing of this transaction, no losses related to the surviving indemnification obligations have been asserted by the purchasers, and management believes that the probability of loss pursuant to these indemnification obligations is remote. As of December 31, 2002, all escrows related to the sale of Mail2000, Inc. have been distributed.

7. Gain on Sale of Assentor Practice:

In October 2002, the Company sold its Assentor practice for approximately $5 million, resulting in a pre-tax gain of $4.7 million. All proceeds due as a result of this sale were received in October 2002 upon closing.

8. Segment Reporting:

As of and for the three months and six months ended December 31, 2001 and 2002, SRA reported two operating segments— Consulting & Systems Integration (C&SI) and Emerging Technologies (ET). The C&SI segment focuses on the Company’s three principal markets: national security, health care and public heath, and civil government. The ET segment historically performed advanced technology research and development, sought commercial applications for this research and development, and managed and maintained the Company’s proprietary software product offerings. As of July 1, 2002, all ET segment activities had ceased with the exception of the Assentor practice. In October 2002, the Company sold its Assentor practice. As such, there were no on-going operations of the ET segment at December 31, 2002.

Reportable Segments (in thousands)

	Three Months Ended December 31, 2001			Six Months Ended December 31, 2001
	C&SI	ET	Total	C&SI	ET	Total
Revenues	$81,763	$1,223	$82,986	$158,147	$2,433	$160,580
Depreciation and amortization	1,713	96	1,809	3,332	200	3,532
Operating income (loss)	4,769	(1,857)	2,912	9,719	(4,833)	4,886
Accounts receivable, net at December 31, 2001	81,014	2,370	83,384	81,014	2,370	83,384

	Three Months Ended December 31, 2002			Six Months Ended December 31, 2002
	C&SI	ET	Total	C&SI	ET	Total
Revenues	$105,135	$176	$105,311	$205,772	$1,077	$206,849
Depreciation and amortization	1,973	—	1,973	3,984	13	3,997
Operating income (loss)	10,019	(102)	9,917	17,030	(46)	16,984
Accounts receivable, net at December 31, 2002	97,303	—	97,303	97,303	—	97,303

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2001 and 2002

9. Acquisition of The Marasco Newton Group, Ltd.:

In January 2002, the Company acquired, by merger, all of the outstanding stock of The Marasco Newton Group, Ltd. (MNG). Initial payments of approximately $7.2 million were made to acquire MNG. Approximately $2.2 million of the initial payments were allocated to identified intangibles and approximately $3.0 million to goodwill. In connection with the acquisition, the Company assumed and subsequently repaid debt of approximately $5.2 million. In December 2002, the Company paid the former stockholders of MNG all previously contingent purchase price. This additional purchase price resulted in an $8.0 million addition to goodwill.

10. Subsequent Event:

In January 2003, the Company completed its acquisition of all of the outstanding stock of Adroit Systems, Inc. (Adroit), a privately-held company specializing in the area of national security. The Company acquired Adroit for $40 million in cash ($38.9 million net of cash acquired). As part of the transaction certain Adroit executives purchased 160,905 shares of SRA International, Inc. class A common stock at a per share price of $27.35. These shares are unregistered and are subject to a 180-day lock-up.

[Remainder of page left blank intentionally.]

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

OVERVIEW

We are a leading provider of information technology services and solutions to federal government clients in three principal markets: national security, health care and public health, and civil government. Since our founding in 1978, we have derived substantially all of our revenues from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenues for the foreseeable future. During each of our last three fiscal years and the three months and six months ended December 31, 2002, we recognized more than 94% of our revenues from contract engagements in which we acted as a prime contractor. Our contract base is diversified among federal government clients. No single engagement accounted for more than 5% of our revenues during the last three fiscal years or the three months and six months ended December 31, 2002. The Internal Revenue Service, as a client group, accounted for approximately 12% of our revenues in fiscal 2000, 10% in fiscal 2002, and 11% for the six months ended December 31, 2001. No other client or client group accounted for more than 10% of our revenues in these periods and no client or client group accounted for more than 10% of our revenues in any other period presented herein.

Our backlog as of December 31, 2002 was approximately $1.119 billion, of which $182.4 million was funded. Our backlog as of June 30, 2002 was $1.034 billion, of which $158.7 million was funded. We define our backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenues during the second half of fiscal 2003 from approximately 14% of our total backlog as of December 31, 2002. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011.

We have two operating segments for financial reporting purposes. Our reportable segments include the consulting and systems integration business, or C&SI, and the emerging technologies business, or ET.

•	The C&SI segment represents our core business and includes high-end consulting services and information technology solutions primarily for federal government clients. This segment focuses on our three principal markets: national security, health care and public health, and civil government. As of December 31 2002, the C&SI segment represents all of our ongoing operations.

•	The ET segment historically performed advanced technology research and development, sought commercial applications for this technology, and managed our commercial software products and services offerings, including our Assentor practice. Substantially all ET segment activities had ceased as of June 30, 2002. As of July 1, 2002, the only remaining activity in the ET segment was our Assentor practice. In October 2002, we sold our Assentor practice to a third party.

The following table summarizes the percentage of total revenues for each period represented by each of our reportable segments.

Segment	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2002	2001	2002
Consulting & systems integration	98.5%	99.8%	98.5%	99.5%
Emerging technologies	1.5	0.2	1.5	0.5

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

Critical Accounting Policies Relating to Revenue Recognition. Our critical accounting policies primarily relate to revenue recognition and cost estimation. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a monthly in-process review for each contract. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and customer satisfaction. This monthly in-process review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

Absent evidence to the contrary, we recognize revenue as follows. Revenues on cost-plus-fee contracts are recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenues on time-and-materials contracts are recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenues on fixed-price contracts generally are recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of a monthly in-process review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenues on fixed-price contracts pursuant to which a customer pays us a specified amount to provide only a particular service for a stated time period, a so-called fee-for-service arrangement, are recognized as amounts are billable, assuming all other criteria for revenue recognition are met. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a client that the fee has been earned.

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

Cost of Services

Cost of services includes the direct costs to provide our services and business solutions to clients. The most significant of these costs are the salaries and wages, plus associated fringe benefits, of our employees directly serving clients. Cost of services also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other direct costs such as travel expenses incurred to support contract efforts.

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

Stock-Based Compensation Expense

Stock-based compensation expense reflects expenses related to stock option grants for which pre-existing grant terms were modified or for which grants were issued below fair market value. Stock-based compensation expenses are included in selling, general, and administrative expenses. Stock-based compensation expenses were $17,000 and $53,000 for the three months ended December 31, 2001 and 2002, respectively, and $831,000 and $105,000 for the six months ended December 31, 2001 and 2002, respectively. As of December 31, 2002, we had $615,000 of deferred stock-based compensation expense, which will be recognized ratably over the 35-month remaining vesting period of the related stock options.

Depreciation and Amortization

Depreciation and amortization includes depreciation of computers and other equipment, the amortization of software we use internally, the amortization of leasehold improvements, and the amortization of identified intangibles. The amortization of computer software developed for sale to clients is included in cost of services.

Gain on Sale of Equity Method Investment

We use the equity method of accounting for investments in which we do not have a controlling interest but exercise significant influence. Under the equity method, investments are carried at cost and then are adjusted to reflect our portion of increases and decreases in the net assets of the investee. Our investment in Mail2000, Inc. was accounted for under the equity method until it was sold in February 2001. The gains we recognized upon the sale of our minority interest in Mail2000, Inc. and when we subsequently received payments upon the release of funds pursuant to the terms of indemnification escrow agreements established at the time of sale are included in gain on sale of equity method investment. Our investment in Mantas, Inc. has been accounted for under the equity method since its formation in May 2001. We are required to recognize our proportionate interest in Mantas, Inc.’s losses to the extent we have a cost basis in the investment on our balance sheet. We have no cost basis in Mantas, Inc. because we did not previously capitalize our internal investments in the Mantas service offerings. Accordingly, we have not recognized any portion of Mantas, Inc.’s losses through December 31, 2002.

Gain on Sale of Assentor Practice

In October 2002, we sold the assets of our Assentor practice for approximately $5 million. The excess of the sale price over our basis in these assets resulted in a pre-tax gain of $4.7 million. All proceeds as a result of this sale were received in October 2002 upon closing.

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenues, for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2002	2001	2002
	(unaudited, in thousands)		(unaudited, in thousands)
Revenues	$82,986	$105,311	$160,580	$206,849
Operating costs and expenses:
Cost of services	60,560	73,850	116,557	146,483
Selling, general, and administrative	17,705	19,571	35,605	39,385
Depreciation and amortization	1,809	1,973	3,532	3,997

Total operating costs and expenses	80,074	95,394	155,694	189,865

Operating income	2,912	9,917	4,886	16,984
Interest income (expense), net	56	422	(8)	810
Gain on sale of equity method investment	—	—	373	1,031
Gain on sale of Assentor practice	—	4,685	—	4,685

Income before taxes	2,968	15,024	5,251	23,510
Provision for income taxes	1,704	6,019	2,790	9,498

Net income	$1,264	$9,005	$2,461	$14,012

	(unaudited, as a percentage of revenues)		(unaudited, as a percentage of revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	73.0	70.1	72.6	70.8
Selling, general, and administrative	21.3	18.6	22.2	19.0
Depreciation and amortization	2.2	1.9	2.2	1.9

Total operating costs and expenses	96.5	90.6	97.0	91.8

Operating income	3.5	9.4	3.0	8.2
Interest income (expense), net	0.1	0.4	(0.0)	0.4
Gain on sale of equity method investment	—	—	0.3	0.5
Gain on sale of Assentor practice	—	4.5	—	2.3

Income before taxes	3.6	14.3	3.3	11.4
Provision for income taxes	2.1	5.7	1.8	4.6

Net income	1.5%	8.6%	1.5%	6.8%

The following tables set forth revenues, operating costs and expenses and operating income (loss) for each of our reportable business segments, as well as those items expressed as a percentage of the segment’s revenues, for the periods indicated.

Consulting & Systems Integration Segment

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2002	2001	2002
	(unaudited, in thousands)		(unaudited, in thousands)
Revenues	$81,763	$105,135	$158,147	$205,772
Operating costs and expenses:
Cost of services	59,805	73,659	114,815	145,709
Selling, general, and administrative	15,476	19,484	30,281	39,049
Depreciation and amortization	1,713	1,973	3,332	3,984

Total operating costs and expenses	76,994	95,116	148,428	188,742

Operating income	$4,769	$10,019	$9,719	$17,030

	(unaudited, as a percentage of consulting & systems integration revenues)		(unaudited, as a percentage of consulting & systems integration revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	73.1	70.1	72.6	70.8
Selling, general, and administrative	18.9	18.5	19.2	19.0
Depreciation and amortization	2.1	1.9	2.1	1.9

Total operating costs and expenses	94.2	90.5	93.9	91.7

Operating income	5.8%	9.5%	6.1%	8.3%

Emerging Technologies Segment

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2002	2001	2002
	(unaudited, in thousands)		(unaudited, in thousands)
Revenues	$1,223	$176	$2,433	$1,077
Operating costs and expenses:
Cost of services	755	191	1,742	774
Selling, general, and administrative	2,229	87	5,324	336
Depreciation and amortization	96	—	200	13

Total operating costs and expenses	3,080	278	7,266	1,123

Operating loss	$(1,857)	$(102)	$(4,833)	$(46)

	(unaudited, as a percentage of emerging technologies revenues)		(unaudited, as a percentage of emerging technologies revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	61.7	108.5	71.6	71.9
Selling, general, and administrative	182.2	49.4	218.8	31.2
Depreciation and amortization	7.9	—	8.2	1.2

Total operating costs and expenses	251.8	158.0	298.6	104.3

Operating loss	(151.8)%	(58.0)%	(198.6)%	(4.3)%

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Revenues

For the three months ended December 31, 2002, total revenues increased 26.9% to $105.3 million, from $83.0 million for the three months ended December 31, 2001. The C&SI segment revenues increased 28.6% to $105.1 million for the three months ended December 31, 2002, from $81.8 million for the three months ended December 31, 2001. Revenue growth in this segment resulted primarily from new national security contracts and revenues related to the January 2002 acquisition of The Marasco Newton Group, Ltd. (MNG). The ET segment revenues decreased 85.6% to $176,000 for the three months ended December 31, 2002, from $1.2 million for the three months ended December 31, 2001. The revenue decline in this segment was due to a decrease in support provided to Mantas, Inc. and our sale of the Assentor practice in October 2002.

Cost of Services

For the three months ended December 31, 2002, total cost of services increased 21.9% to $73.9 million, from $60.6 million for the three months ended December 31, 2001. As a percentage of total revenues, total cost of services decreased to 70.1% for the three months ended December 31, 2002, from 73.0% for the three months ended December 31, 2001. The C&SI segment cost of services increased 23.2% to $73.7 million for the three months ended December 31, 2002, from $59.8 million for the three months ended December 31, 2001, reflecting services provided primarily under new national security contract awards and the cost of services attributable to MNG contracts. As a percentage of C&SI revenues, C&SI cost of services decreased to 70.1% for the three months ended December 31, 2002, from 73.1% for the three months ended December 31, 2001. This decrease as a percentage of C&SI revenues was attributable primarily to three factors. First, we had a shift to services being provided under more profitable time and materials and fixed price contracts, which decreases the ratio of cost of services to revenues. Second, we reduced the level of services provided by subcontractors relative to services being provided by our employees. Work performed by our employees is more profitable than subcontracted work, which decreases the ratio of cost of services to revenues. Third, our 401(k) contribution expense included in cost of services for the earlier period was higher than in the three months ended December 31, 2002. These contributions in the earlier period were $729,000 higher than initially planned because the value per share of the shares we contributed to the 401(k) plan was higher on the contribution date than when we made the original per share determination, thus increasing the ratio of cost of services to revenues for the three-months ended December 31, 2001. The ET segment cost of services declined 74.7% to $191,000 for the three months ended December 31, 2002, from $755,000 for the three months ended December 31, 2001, reflecting reduced billings for professional services provided to Mantas, Inc. and our sale of the Assentor practice in October 2002. As a percentage of ET revenues, ET cost of services increased to 108.5% for the three months ended December 31, 2002, from 61.7% for the three months ended December 31, 2001. This change reflects the termination of all remaining ET segment activities in October 2002.

Selling, General, and Administrative Expenses

For the three months ended December 31, 2002, total selling, general, and administrative expenses increased 10.5% to $19.6 million, from $17.7 million for the three months ended December 31, 2001. As a percentage of total revenues, total selling, general, and administrative expenses decreased to 18.6% for the three months ended December 31, 2002, from 21.3% for the three months ended December 31, 2001. The C&SI segment selling, general, and administrative expenses increased 25.9% to $19.5 million for the three months ended December 31, 2002, from $15.5 million for the three months ended December 31, 2001. As a percentage of C&SI revenues, C&SI selling, general, and administrative expenses decreased to 18.5% for the three months ended December 31, 2002, from 18.9% for the three months ended December 31, 2001. This decrease as a percentage of C&SI revenues resulted from higher 401(k) contribution expense in the earlier period, combined with cost control measures taken by management in fiscal 2003 to hold increases in selling, general, and administrative expenses to a rate below our revenue growth rate. We are able to accomplish this by leveraging our centralized corporate services functions as we win new contracts and integrate acquired companies into our systems and processes. The ET segment selling, general, and administrative expenses declined 96.1% to $87,000 for the three months ended December 31, 2002, from $2.2 million for the three months ended December 31, 2001, reflecting the elimination of research and development and other business development activities focused on the commercialization of technologies unrelated to our core C&SI customer requirements and our sale of the Assentor practice in October 2002.

Depreciation and Amortization

For the three months ended December 31, 2002, total depreciation and amortization increased by 9.1% to $2.0 million, from $1.8 million for the three months ended December 31, 2001. As a percentage of total revenues, total depreciation and amortization decreased to 1.9% for the three months ended December 31, 2002, from 2.2% for the three months ended December 31, 2001. This decrease as a percentage of revenues reflects management actions taken to control capital purchases in relation to revenue growth.

Interest Income, net

For the three months ended December 31, 2002, interest income, net was $422,000 compared to interest income, net of $56,000 for the three months ended December 31, 2001. This change reflects reduced borrowings and increased cash and investment balances resulting from improved operating income, lower days sales outstanding in accounts receivable, and proceeds received as a result of our May 2002 initial public offering.

Gain on Sale of Assentor Practice

In October 2002, we sold the assets of our Assentor practice for approximately $5 million, resulting in a net pre-tax gain of $4.7 million.

Income Taxes

For the three months ended December 31, 2002, our effective income tax rate decreased to 40.1%, from 57.4% for the three months ended December 31, 2001. This decrease was due primarily to lower nondeductible stock-based compensation expenses for tax purposes in the three months ended December 31, 2002.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

Revenues

For the six months ended December 31, 2002, total revenues increased 28.8% to $206.8 million, from $160.6 million for the six months ended December 31, 2001. The C&SI segment revenues increased 30.1% to $205.8 million for the six months ended December 31, 2002, from $158.1 million for the six months ended December 31, 2001. Revenue growth in this segment resulted primarily from new national security contracts and revenues related to the January 2002 acquisition of MNG. The ET segment revenues decreased 55.7% to $1.1 million for the six months ended December 31, 2002, from $2.4 million for the six months ended December 31, 2001. The revenue decline in this segment was due to a decrease in support provided to Mantas, Inc. and our sale of the Assentor practice in October 2002.

Cost of Services

For the six months ended December 31, 2002, total cost of services increased 25.7% to $146.5 million, from $116.6 million for the six months ended December 31, 2001. As a percentage of total revenues, total cost of services decreased to 70.8% for the six months ended December 31, 2002, from 72.6% for the six months ended December 31, 2001. The C&SI segment cost of services increased 26.9% to $145.7 million for the six months ended December 31, 2002, from $114.8 million for the six months ended December 31, 2001, reflecting services provided primarily under new national security contract awards and the cost of services attributable to MNG contracts. As a percentage of C&SI revenues, C&SI cost of services decreased to 70.8% for the six months ended December 31, 2002, from 72.6% for the six months ended December 31, 2001. This decrease as a percentage of C&SI revenues was attributable primarily to a shift in services being provided under more profitable time and materials and fixed price contracts, which decreases the ratio of cost of services to revenues. The ET segment cost of services declined 55.6% to $774,000 for the six months ended December 31, 2002, from $1.7 million for the six months ended December 31, 2001, reflecting reduced billings for professional services provided primarily to Mantas, Inc. and our sale of the Assentor practice in October 2002. As a percentage of ET revenues, ET cost of services increased slightly to 71.9% for the six months ended December 31, 2002, from 71.6% for the six months ended December 31, 2001.

Selling, General, and Administrative Expenses

For the six months ended December 31, 2002, total selling, general, and administrative expenses increased 10.6% to $39.4 million, from $35.6 million for the six months ended December 31, 2001. As a percentage of total revenues, total selling, general, and administrative expenses decreased to 19.0% for the six months ended December 31, 2002, from 22.2% for the six months ended December 31, 2001. Total selling, general, and administrative expenses for the six months ended December 31, 2002 included stock-based compensation of $105,000 compared to $831,000 for the six months ended December 31, 2001. The C&SI segment selling, general, and administrative expenses increased 29.0% to $39.0 million for the six months ended December 31, 2002, from $30.3 million for the six months ended December 31, 2001. As a percentage of C&SI revenues, C&SI selling, general, and administrative expenses decreased slightly to 19.0% for the six months ended December 31, 2002, from 19.2% for the six months ended December 31, 2001. While C&SI selling, general, and administrative expenses remained substantially unchanged in proportion to C&SI revenues, there was a shift in the underlying nature of these costs. We increased our incremental spending on business development and proposal activities by constraining the cost growth of other corporate support functions. The ET segment selling, general, and administrative expenses declined 93.7% to $336,000 for the six months ended December 31, 2002, from $5.3 million for the six months ended December 31, 2001, reflecting the elimination of activities focused on the commercialization of technologies unrelated to our core C&SI customer requirements and our sale of the Assentor practice in October 2002.

Depreciation and Amortization

For the six months ended December 31, 2002, total depreciation and amortization increased by 13.2% to $4.0 million, from $3.5 million for the six months ended December 31, 2001. As a percentage of total revenues, total depreciation and amortization decreased to 1.9% for the six months ended December 31, 2002, from 2.2% for the six months ended December 31, 2001. This decrease as a percentage of revenues reflects management actions taken to control capital purchases in relation to revenue growth.

Interest Income (Expense), net

For the six months ended December 31, 2002, interest income, net was $810,000 compared to interest expense, net of $8,000 for the six months ended December 31, 2001. This change reflects reduced borrowings and increased cash and investment balances resulting from improved operating income, lower days sales outstanding in accounts receivable, and proceeds received as a result of our May 2002 initial public offering.

Gain on Sale of Equity Method Investment

The gain on sale of equity method investment reflected in each period represents cash we received when indemnification escrows associated with the February 2001 sale of our interest in Mail2000, Inc. were released.

Gain on Sale of Assentor Practice

In October 2002, we sold the assets of our Assentor practice for approximately $5 million, resulting in a net pre-tax gain of $4.7 million

Income Taxes

For the six months ended December 31, 2002, our effective income tax rate decreased to 40.4%, from 53.1% for the six months ended December 31, 2001. This decrease was due primarily to lower nondeductible stock-based compensation expenses for tax purposes in the six months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs have historically been to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to repurchase our stock from our employees as part of an internal stock repurchase program we maintained as a privately-held company. We have historically relied on cash flow from operations and borrowings under our credit facility for liquidity. In May 2002, we completed an initial public offering of 5,750,000 shares of class A common stock that resulted in net proceeds to us of approximately $94 million. As a public company focused on growing our core C&SI business, we expect future liquidity needs will be primarily to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, and to make selected strategic acquisitions to accelerate our growth. As a public company, repurchasing stock from employees is no longer a significant liquidity requirement as we have discontinued our internal stock repurchase program. We expect the combination of cash flows from operations, our cash and cash equivalents and short-term investments, and the available borrowing capacity on our credit facility to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Our ability to borrow funds is generally related to the level of receivables we have due from clients and the amount of cash flow we generate from our operating activities.

Our cash and cash equivalents and short-term investments were $99.5 million as of December 31, 2002, up from $87.1 million as of June 30, 2002. We had no borrowings outstanding under our credit facility as of either June 30, 2002 or December 31, 2002. Accounts receivable represent our largest working capital requirement. We typically bill our clients monthly after services are rendered.

Cash Flow

Net cash provided by operating activities was $20.6 million for the six months ended December 31, 2002, an increase of $2.4 million from the six months ended December 31, 2001. This increase in operating cash flow was primarily attributable to higher net income and increased tax benefits of stock option exercises, offset by changes in various working capital accounts. Net cash used by investing activities was $9.7 million for the six months ended December 31, 2002, an increase of $8.6 million from the six months ended December 31, 2001. This increase in investing cash outflows was primarily due to earn-out payments to MNG stockholders, capital expenditures, and the purchase of investments, offset by proceeds from the sale of our Assentor practice and the collection of cash from the disbursement of indemnification escrows associated with the sale of our investment in Mail2000, Inc. in February 2001. Net cash used by financing activities was $0 for the six months ended December 31, 2002, a decrease of $11.6 million from the six months ended December 31, 2001. This decrease in financing cash outflows was primarily due to lower stock repurchases.

Credit Facility

We maintain a $60 million credit facility that expires on December 31, 2003. The current commitment under this facility is $40 million and we have the option, provided no event of default under the agreement exists, of increasing the amount committed in two increments of $10 million. We may use this facility for general corporate purposes including working capital financing, capital purchases, acquisitions, and stock repurchases. As of December 31, 2002, we had no borrowings outstanding under the credit facility.

Acquisition of Adroit Systems, Inc.

In January 2003, we closed the acquisition of Adroit Systems, Inc. The net cash requirements to complete this acquisition were approximately $35 million. We used cash on hand to meet this requirement.

RELATED PARTY TRANSACTIONS

We have an agreement, as amended in September 2002, with Ernst Volgenau, our chief executive officer, requiring us to maintain $10 million of term life insurance on his life through 2010, and to use the proceeds of this insurance to repurchase shares of our common stock owned by Dr. Volgenau upon his death. We are required to pay annual premiums on this insurance of approximately $53,000 through 2010.

We have maintained an equity interest in Mantas, Inc. since May 24, 2001. As of December 31, 2002, we own approximately eight million shares of Mantas, Inc. class A common stock, representing approximately 25 percent of the outstanding shares of Mantas, Inc. We have no cost basis in this investment and do not fund, nor is there any obligation or expectation to fund, the on-going operations of Mantas, Inc.

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

Commitments

The following table summarizes our contractual obligations as of December 31, 2002 that require us to make future cash payments:

	Payments due by period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating lease commitments, net	$122,664	$12,426	$22,818	$20,375	$67,045
Term loan	1,200	1,200	—	—	—
Term life insurance	372	53	106	106	107

Total contractual obligations	$124,236	$13,679	$22,924	$20,481	$67,152

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense, for substantially all of our revenues, and if our relationships with these agencies were harmed, our business would be threatened.

Revenues from contracts with U.S. federal government agencies accounted for 88%, 93%, and 96% of our revenues for fiscal 2000, 2001, and 2002, respectively, and 98% of our revenues for the six months ended December 31, 2002. Revenues from contracts with clients in the Department of Defense accounted for 43%, 47%, 53%, and 55% of our revenues for the same periods. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.

Loss of our General Services Administration (GSA) schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts (GWACs) or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of multiple GSA schedule contracts, and as a prime contractor under four GWACs and more than 12 indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2000, 2001, and 2002, and the six months ended December 31, 2002, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 84%, 87%, 91%, and 90%, respectively, of our revenues from federal government clients. As these types of contracts have increased in importance in the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenues and our operating results could suffer.

Orders under GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts typically have a one- or two-year initial term with multiple options that may be exercised by our government clients to extend the contract for one or more years. We cannot assure you that our clients will exercise these options.

We may not receive the full amount of our backlog, which could harm our business.

Our backlog was $1.119 billion as of December 31, 2002, of which $182.4 million was funded. We currently expect to recognize revenues during the second half of fiscal 2003 from approximately 14% of our total backlog as of December 31, 2002. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of December 31, 2002 from which we expect to recognize revenues in the remainder of fiscal 2003 is likely to be inaccurate because the receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenues from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenues on engagements included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenues from engagements included in our backlog as of December 31, 2002, our revenues and operating results for our 2003 fiscal year as well as future reporting periods may be materially harmed.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenues from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or a GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenues for the work they were performing as subcontractors to us. Revenues derived from work performed by our subcontractors represented approximately 35% of our revenues for each of the last three fiscal years and 31% for the six months ended December 31, 2002.

We may not be successful in identifying acquisition candidates; and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, and disrupt our business.

One of our strategies is to pursue growth through acquisitions. We have limited acquisition experience to date. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could harm our operating results.

If we are unable to integrate companies we acquire into our business successfully or to achieve the expected benefits of these acquisitions, our revenues and operating results may be impaired.

In January 2002, we acquired The Marasco Newton Group, Ltd. (MNG). We completed the system and organizational integration of MNG in December 2002. In January 2003, we acquired Adroit Systems, Inc. (Adroit). We have only recently begun the process of integrating Adroit with our business. If we are unable to successfully integrate Adroit, or other companies we have acquired or may acquire in the future, our revenues and operating results could suffer. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenues. In addition, we may experience increased attrition following the integration of acquired companies that could reduce our future revenues.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include federal systems integrators such as Computer Sciences Corporation and Science Applications International Corporation, divisions of large defense contractors such as Lockheed Martin Corporation and Northrop Grumman Corporation, and consulting firms such as Accenture Ltd. and BearingPoint, Inc. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the six months ended December 31, 2002, we derived 43%, 37%, and 20% of our revenues from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. For fiscal 2002, we derived 52%, 31%, and 17% of our revenues from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. For fiscal 2001, the corresponding percentages were 62%, 23%, and 15%, respectively. For fiscal 2000, the corresponding percentages were 54%, 29%, and 17%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract that we enter into. Cost-plus-fee contracts accounted for 54%, 62%, 52%, and 43% of our revenues for fiscal 2000, fiscal 2001, and fiscal 2002, and the six months ended December 31, 2002, respectively. To the extent that we enter into more cost-plus-fee contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenues derived from work performed by our subcontractors represented approximately 35% of our revenues for each of the last three fiscal years and 31% for the six months ended December 31, 2002. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems incurred by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts.

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

Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.

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

Activation of military and National Guard reserves could significantly reduce our revenues and profits.

Activation of military reserves, in connection with a war with Iraq or otherwise, could result in some customers and customer contracting staff being activated into the military services. This could delay contract awards that might be in the evaluation or award process, which could in turn reduce our revenues until such time as our customers are able to complete the evaluation and award process, or could even result in the loss of the potential contract award.

In addition, as of January 31, 2003, we had approximately 50 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we expect to pay to these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called are directly billable on our contracts, our revenues could be reduced. Additionally, our fringe benefit expenses would be increased by the amount of any differential payments, which would reduce our profits.

Risks Related To Our Industry

A war with Iraq, or other sovereign entity, could result in budgetary changes that result in a substantial decrease in our revenues.

While we would expect to see increased customer demands in the areas of logistics, maintenance and operations, National Guard support, and personnel and readiness—all customer areas of ours— it is possible that funding for civil agencies may be diverted to support a war effort or that funding within the Defense budget may be reprioritized away from programs we support. A reduction in spending or shift of expenditures from existing programs to pay for a war, or a failure of Congress to pass adequate supplemental appropriations to pay for a war, could significantly reduce our revenues.

A reduction in the U.S. defense budget could result in a substantial decrease in our revenues.

Revenues from contracts with clients in the Department of Defense accounted for 43%, 47%, and 53% of our revenues for fiscal 2000, fiscal 2001, and fiscal 2002, respectively, and 55% of our revenues for the six months ended December 31, 2002. A decline in overall U.S. military expenditures could cause a decrease in our revenues and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Current government spending levels may not be sustainable, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in government expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenues.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

We derived 88%, 93%, and 96% of our revenues for fiscal 2000, fiscal 2001, and fiscal 2002, respectively, and 98% of our revenues for the six months ended December 31, 2002, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

•	curtailment of the federal government’s use of technology services firms;

•	a significant decline in spending by the federal government, in general, or by specific departments or agencies in particular;

•	a reduction in spending or shift of expenditures from existing programs to pay for a potential war with Iraq;

•	a failure of Congress to pass adequate supplemental appropriations to pay for a war with Iraq;

•	reductions in federal government programs or requirements;

•	the adoption of new laws or regulations that affect companies that provide services to the federal government;

•	delays in the payment of our invoices by government payment offices;

•	federal governmental shutdowns, such as the shutdown that occurred during the government’s 1996 fiscal year, and other potential delays in the government appropriations process, such as federal agencies presently having to operate under a continuing funding resolution because of delays in Congressional budget appropriations; and

•	general economic and political conditions.

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

New legislation, procurement regulations, or union pressure could cause federal agencies to adopt restrictive procurement practices regarding the use of outside information technology providers. For example, the American Federation of Government Employees, the largest federal employee union, strongly endorses legislation that may restrict the procedure by which services are outsourced to government contractors. If such legislation were to be enacted, it would likely reduce the amount of information technology services that could be outsourced by the federal government, which could materially reduce our revenues.

The Office of Management and Budget moratorium on some homeland security spending by several agencies of the federal government could reduce or delay federal information technology spending and cause us to lose revenues.

The Office of Management and Budget, which supervises spending by federal agencies, issued a directive in July 2002 requiring the review and consolidation of information technology spending programs among the component agencies of the new Department of Homeland Security, which began operations in January 2003. This directive imposed a moratorium on several agencies’ information technology infrastructure system development and planned modernization efforts in excess of $500,000. During this moratorium, the agencies’ information technology investments will be reviewed by the Homeland Security IT Investment Review Group. After this review, the IT Investment Review Group will make recommendations for optimizing information technology spending across the Department of Homeland Security. The moratorium and any subsequent spending reductions could cause Department of Homeland Security component agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts, to decline to exercise options to renew existing contracts, or to postpone or cancel proposed information technology acquisition programs. Any of these outcomes could have a material adverse impact on our revenues and our financial performance, because we have contracts with component agencies of the new Department of Homeland Security.

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

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our government clients and may impose added costs on our business. Among the most significant regulations are:

•	the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under some cost-based government contracts; and

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified products, technologies, and technical data.

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the federal government, each of which could lead to a material reduction in our revenues.

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

The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and investors in our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	contract mix and the extent of use of subcontractors;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	federal government spending levels, both generally and by our particular government clients;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	changes in the government information technology services industry;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including economic factors unrelated to our performance.

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

As of January 31, 2003, Ernst Volgenau, our chief executive officer, beneficially owned 710,183 shares of class A common stock and 6,708,270 shares of class B common stock, representing approximately 67.8% of the combined voting power of our outstanding common stock. As of January 31, 2003, our executive officers and directors as a group beneficially owned an aggregate of 5,077,031 shares of class A common stock and 8,676,577 shares of class B common stock, representing approximately 91.0% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise control or significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

A substantial number of shares are eligible for sale or may become eligible for sale upon the exercise of stock options in the near future, which could cause our class A common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market, the market price of our class A common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of January 31, 2003, we had outstanding 21,551,342 shares of common stock, assuming no exercise of outstanding options. Of these shares, 19,272,792 are freely tradable. On November 20, 2002, over 12 million shares of common stock became available for sale in the public market following the expiration of lock-up agreements between our stockholders and the underwriters of our initial public offering. However, most of these shares were held by insiders who had material non-public information related to our potential acquisition of Adroit Systems, Inc. and were thus precluded from selling at that time. In July 2003, 160,905 shares will become available for sale in the public market following the expiration of the lock-up between us and certain executives of Adroit Systems, Inc. which we acquired in January 2003. In October 2003, 2,117,645 more shares will become available for sale in the public market following the expiration of the lock-up between us and the entities affiliated with General Atlantic Partners, LLC. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

In addition, we have offered, and expect to continue to offer, a significant number of stock options to our employees. As of January 31, 2003, there were 2,946,113 shares of class A common stock issuable upon the exercise of fully vested outstanding stock options. An additional 2,067,516 options to purchase shares of class A common stock will vest between February 2003 and August 2006. To the extent these outstanding options are or become exercisable, and are ultimately exercised, the shares issued upon such exercise will generally be freely tradable.

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

We believe that concentrations of credit risk with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or municipal obligations rated at least AA by both Moody’s Investor Service and Standard and Poors. Our policy does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, no investment securities may have maturities exceeding two years and the average duration of the portfolio can not exceed nine months.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

At June 30, 2002 and December 31, 2002, the carrying value of financial instruments approximated fair value.

To the extent borrowings are outstanding under our credit facility, we have some interest rate risk based on the variable interest rate of our revolving credit facility. Average borrowings under our revolving credit facility were not material in any period presented in this quarterly report.

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

[Remainder of page left blank intentionally.]

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on November 19, 2002 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting.

Matter 1: To elect E. David Crockett and Steven A. Denning Class I directors for the ensuing three years.

Matter 2: To approve the continuance of the 2002 Stock Incentive Plan.

Matter 3: To ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the current fiscal year.

A summary of the voting for each director nominee and other matter voted upon at the Annual Meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
E. David Crockett	99,940,940	746,879	—	1,811,357
Steven A. Denning	100,568,087	119,732	—	1,811,357
Matter 2	96,880,091	3,083,886	4,276	2,530,923
Matter 3	100,295,135	338,076	54,608	1,811,357

Item 5. Other Information

E. David Crockett resigned from our board of directors effective January 1, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 13th day of February, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ ERNST VOLGENAU
Ernst Volgenau President, Chief Executive Officer and Director (Principal Executive Officer)

I, Stephen C. Hughes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SRA International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ STEPHEN C. HUGHES
Stephen C. Hughes President, Chief Executive Officer and Director (Principal Executive Officer)