Form 10-Q
period 2003-03-31
SRA INTERNATIONAL INC
filed 2003-05-15
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31334

SRA International, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	54-1360804
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4350 Fair Lakes Court, Fairfax, Virginia	22033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (703) 803-1500

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

As of April 30, 2003, there were 13,181,309 shares outstanding of the registrant’s class A common stock and 8,546,577 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND NINE MONTHS ENDED MARCH 31, 2003

Part I:    FINANCIAL INFORMATION

Item 1:     Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30, 2002	March 31, 2003
		(Unaudited)
Current assets:
Cash and cash equivalents	$87,137	$79,600
Short-term investments	—	1,457
Accounts receivable, net	95,862	111,730
Prepaid expenses and other	6,283	5,545
Deferred income taxes, current	4,573	4,933

Total current assets	193,855	203,265

Property and equipment, at cost:
Leasehold improvements	14,955	16,829
Furniture, equipment, and software	44,435	49,329

Total property and equipment	59,390	66,158
Accumulated depreciation and amortization	(40,183)	(46,164)

Total property and equipment, net	19,207	19,994

Other assets:
Goodwill	2,957	36,171
Identified intangibles, net	2,092	6,383
Deferred compensation trust	3,394	2,895
Deferred income taxes, noncurrent	4,185	724
Investments and other	603	924

Total other assets	13,231	47,097

Total assets	$226,293	$270,356

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2002	March 31, 2003
		(Unaudited)
Current liabilities:
Accounts payable	$13,267	$15,034
Accrued payroll and employee benefits	20,942	29,687
Accrued expenses	19,997	22,330
Current portion of long-term debt	1,600	800
Billings in excess of revenue recognized	6,480	5,423

Total current liabilities	62,286	73,274

Long-term debt, net of current portion	400	—
Other long-term liabilities	4,163	3,643

Total liabilities	66,849	76,917

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 17,695,297 and 19,210,498 shares issued as of June 30, 2002 and March 31, 2003; 11,528,773 and 13,163,576 shares outstanding as of June 30, 2002 and March 31, 2003	74	80
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 11,123,887 and 10,487,753 shares issued as of June 30, 2002 and March 31, 2003; 9,182,711 and 8,546,577 shares outstanding as of June 30, 2002 and March 31, 2003	43	40
Additional paid-in capital	129,567	143,648
Treasury stock, at cost	(45,422)	(46,929)
Notes receivable from stockholders	(78)	—
Deferred stock-based compensation	(720)	(562)
Retained earnings	75,980	97,162

Total stockholders’ equity	159,444	193,439

Total liabilities and stockholders’ equity	$226,293	$270,356

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
Revenue	$99,175	$116,405	$259,755	$323,254
Operating costs and expenses:
Cost of services	71,216	81,316	187,799	227,799
Selling, general, and administrative	20,049	21,155	55,628	60,540
Depreciation and amortization	2,002	2,423	5,534	6,420

Total operating costs and expenses	93,267	104,894	248,961	294,759

Operating income	5,908	11,511	10,794	28,495
Interest expense	(175)	(27)	(325)	(101)
Interest income	56	312	197	1,196
Gain on sale of equity method investment	—	—	373	1,031
Gain on sale of Assentor practice	—	—	—	4,685
Other income	1,775	—	1,775	—

Income before taxes	7,564	11,796	12,814	35,306
Provision for income taxes	3,131	4,626	5,920	14,124

Net income	$4,433	$7,170	$6,894	$21,182

Earnings per share:
Basic	$0.32	$0.33	$0.50	$1.00

Diluted	$0.27	$0.30	$0.43	$0.90

Weighted-average shares:
Basic	13,715,585	21,661,783	13,827,305	21,103,022

Diluted	16,478,053	23,829,699	16,173,316	23,569,864

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income	$6,894	$21,182
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	5,689	6,480
Stock-based compensation	884	158
Tax benefits of stock option exercises	4,469	5,974
Deferred income taxes	(26,201)	845
Gain on sale of equity method investment	(373)	(1,031)
Gain on sale of Assentor practice	—	(4,685)
Changes in assets and liabilities:
Accounts receivable	9,898	(5,210)
Prepaid expenses and other	(2,130)	3,279
Accounts payable	(6,583)	890
Accrued payroll and employee benefits	5,018	7,055
Accrued expenses	85	1,939
Billings in excess of revenue recognized	3,261	(1,221)
Other	781	1,337

Net cash provided by operating activities	1,692	36,992

Cash flows from investing activities:
Capital expenditures	(2,603)	(6,669)
Purchases of short-term investments, net	—	(1,457)
Purchases of long-term investments	—	(900)
Proceeds from sale of equity method investment	373	1,031
Proceeds from sale of Assentor practice	—	4,685
Acquisition of The Marasco Newton Group, Ltd., net of cash acquired	(7,087)	(8,006)
Acquisition of Adroit Systems, Inc., net of cash acquired	—	(33,304)

Net cash used in investing activities	(9,317)	(44,620)

Cash flows from financing activities:
Net borrowings under revolving line of credit	23,216	—
Repayment of equipment loan	(546)	—
Repayment of term loan	(1,200)	(1,200)
Repayment of The Marasco Newton Group, Ltd. debt acquired	(5,195)	—
Repayment of Adroit Systems, Inc. debt acquired	—	(990)
Issuance of common stock	4,165	3,424
Reissuance of treasury stock	—	737
Purchase of treasury stock	(12,311)	(1,880)

Net cash provided by financing activities	8,129	91

Net increase (decrease) in cash and cash equivalents	504	(7,537)
Cash and cash equivalents, beginning of period	8	87,137

Cash and cash equivalents, end of period	$512	$79,600

Supplemental disclosures of cash flow information:
Cash paid during the period—
Interest	$327	$101

Income taxes	$26,679	$3,955

Cash received during the period—
Interest	$197	$1,081

Income taxes	$—	$168

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Nine Months Ended March 31, 2002 and 2003

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results for the three months and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2002.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective January 1, 2003. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2002 and 2003

(including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that an exit or disposal activity-related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The Company adopted this new standard as of January 1, 2003 and it had no impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. The Company must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. The Company does not expect the application of EITF 00-21 to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of variable interest entities by an enterprise that holds such a controlling financial interest (the primary beneficiary). The primary beneficiary of a variable interest entity is defined as the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. All enterprises with a variable interest in variable interest entities created after January 31, 2003, must apply the provisions of FIN 46 to those entities immediately. Enterprises with a variable interest in a variable interest entity created before February 1, 2003, must apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not have a variable interest in any variable interest entity and therefore does not expect the provisions of FIN 46 to have a material impact on its financial position, results of operations, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2002 and 2003

2.    Nature of Business:

SRA is a leading provider of information technology services and solutions primarily to a wide variety of federal government clients in three principal markets: national security, health care and public health, and civil government. Since SRA’s founding in 1978, the Company has derived substantially all of its revenue from services provided to federal government clients, and SRA expects that services provided to federal government clients will continue to account for substantially all of its revenue.

Revenue from contracts with federal government agencies were 97 percent and 96 percent of total revenue for the three months ended and nine months ended March 31, 2002, respectively, and 99 percent and 98 percent of total revenue for the three months ended and the nine months ended March 31, 2003, respectively.

Revenue was generated from the following contract types for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
Cost-plus-fee	50%	42%	54%	42%
Time-and-materials	34	39	30	38
Fixed-price	16	19	16	20

3.    Earnings Per Share and Stock Options:

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of common shares outstanding. Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted-average common equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options. The dilutive effect of stock options was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
Basic weighted-average common shares outstanding	13,715,585	21,661,783	13,827,305	21,103,022
Effect of potential exercise of stock options	2,762,468	2,167,916	2,346,011	2,466,842

Diluted-weighted average common shares outstanding	16,478,053	23,829,699	16,173,316	23,569,864

In August 2002, the Company granted options to employees to purchase 937,630 shares of class A common stock at an exercise price of $24.80 per share, the fair value of class A common stock on the date of grant. These options vest annually over four years. In February 2003, the Company granted options to employees to purchase 133,845 shares of class A common stock at an exercise price of $21.70 per share, the fair value of class A common stock on the date of grant. These options vest over periods up to five years.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2002 and 2003

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in each period presented (in thousands, except per share amounts).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
Net income, as reported	$4,433	$7,170	$6,894	$21,182
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	53	53	884	158
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(607)	(670)	(2,522)	(1,783)

Pro forma net income	$3,879	$6,553	$5,256	$19,557

Earnings per share:
Basic—as reported	$0.32	$0.33	$0.50	$1.00

Basic—pro forma	$0.28	$0.30	$0.38	$0.93

Diluted—as reported	$0.27	$0.30	$0.43	$0.90

Diluted—pro forma	$0.24	$0.27	$0.33	$0.83

4.    Accounts Receivable:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2002	March 31, 2003
Billed and billable, net of allowance of $1,050 as of June 30, 2002 and $1,328 as of March 31, 2003	$88,089	$102,098

Unbilled:
Retainages	3,188	3,543
Revenue recorded in excess of billings on fixed price contracts	4,360	3,915
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,070	3,455
Indirect costs incurred and charged to cost-plus-fee contracts in excess of provisional billing rates	707	734
Allowance for contract disallowances	(1,552)	(2,015)

Total unbilled	7,773	9,632

Total accounts receivable	$95,862	$111,730

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2002 and 2003

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

Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, SRA would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus a negotiated amount of profit. Contractors who fail to comply with applicable federal government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the government, or other remedies. Management believes the Company has complied with all such statutes and regulations.

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

6.    Gain on Sale of Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11.8 million on the sale of its minority interest in Mail2000, Inc. At that time, the Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the nine months ended March 31, 2002 and 2003, additional pre-tax gains of $373,000 and $1.0 million, respectively, were recognized when the Company received its portion of proceeds from the settlement of indemnification escrow agreements. As of March 31, 2003, all escrows related to the sale of Mail2000, Inc. have been distributed.

7.    Gain on Sale of Assentor Practice:

In October 2002, the Company sold its Assentor practice for approximately $5 million, resulting in a pre-tax gain of $4.7 million. All proceeds due as a result of this sale were received in October 2002 upon closing.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2002 and 2003

8.    Other Income:

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

The Company had previously established a reserve of approximately $2.6 million relating to the estimated probable interest on the tax liability. Because this reserve exceeded the amount of the actual federal interest payments and the Company’s estimated state interest payments, the Company reversed approximately $1.8 million of the reserve in the nine months ended March 31, 2002. This reversal is reflected as other income in the statements of operations in the three and nine months ended March 31, 2002.

9.    Segment Reporting:

As of and for the three months and nine months ended March 31, 2002 and 2003, SRA reported two operating segments—Consulting & Systems Integration (C&SI) and Emerging Technologies (ET). The C&SI segment focuses on the Company’s three principal markets: national security, health care and public health, and civil government. The ET segment historically performed advanced technology research and development, sought commercial applications for this research and development, and managed and maintained the Company’s proprietary software product offerings. As of July 1, 2002, all ET segment activities had ceased with the exception of the Assentor practice. In October 2002, the Company sold its Assentor practice. As such, there were no on-going operations of the ET segment at March 31, 2003.

Reportable Segments (in thousands)

	Three Months Ended March 31, 2002			Nine Months Ended March 31, 2002
	C&SI	ET	Total	C&SI	ET	Total
Revenue	$98,044	$1,131	$99,175	$256,191	$3,564	$259,755
Depreciation and amortization	1,944	58	2,002	5,273	261	5,534
Operating income (loss)	6,851	(943)	5,908	16,572	(5,778)	10,794
Accounts receivable, net at March 31, 2002	96,815	757	97,572	96,815	757	97,572

	Three Months Ended March 31, 2003			Nine Months Ended March 31, 2003
	C&SI	ET	Total	C&SI	ET	Total
Revenue	$116,405	$—	$116,405	$322,177	$1,077	$323,254
Depreciation and amortization	2,423	—	2,423	6,407	13	6,420
Operating income (loss)	11,511	—	11,511	28,541	(46)	28,495
Accounts receivable, net at March 31, 2003	111,730	—	111,730	111,730	—	111,730

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2002 and 2003

10.    Acquisitions:

In January 2002, the Company acquired, by merger, all of the outstanding stock of The Marasco Newton Group, Ltd. (MNG), a privately-held company providing information technology, management, and environmental policy solutions primarily for federal government agencies. Initial payments of approximately $7.2 million were made to acquire MNG. The results of MNG have been included in these consolidated financial statements from the January 4, 2002 date of the acquisition. Approximately $2.2 million of the initial payments were allocated to identified intangibles and approximately $3.0 million to goodwill. In connection with the acquisition, the Company assumed and subsequently repaid debt of approximately $5.2 million. In December 2002, the Company made earn-out payments of $8.7 million to the former stockholders of MNG representing all of the previously contingent purchase price. This additional purchase price was assigned to goodwill.

In January 2003, the Company acquired, by merger, all of the outstanding stock of Adroit Systems, Inc. (Adroit), a privately-held company specializing in the area of national security, particularly command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) services to U.S. intelligence and defense organizations. The results of Adroit have been included in these consolidated financial statements from the January 31, 2003 date of the acquisition. The net purchase price consisted of initial payments to Adroit stockholders of approximately $33.3 million, with another $5.0 million deposited in escrow to secure indemnification obligations of Adroit. In connection with the acquisition, Adroit executives used $4.4 million of the net purchase price proceeds to buy 160,905 shares of SRA International, Inc. class A common stock at fair value, as determined based on an average closing stock price using the twenty trading days preceding the closing date. These shares are unregistered and cannot be sold for at least 180 days after closing. Total consideration, including acquisition expenses, was allocated as follows (in thousands):

Net tangible assets acquired	$ 9,218
Identified intangible assets	4,629
Goodwill	24,516

Total consideration, including acquisition expenses	$38,363

The following table is prepared on a pro forma basis as though Adroit had been acquired as of July 1, 2001 (unaudited; in thousands except per share amounts).

	Pro Forma Three Months Ended March 31,		Pro Forma Nine Months Ended March 31,
	2002	2003	2002	2003
Revenue	$109,894	$120,598	$287,498	$351,606
Net income	4,556	7,187	6,925	22,534

Basic earnings per share	$0.33	$0.33	$0.50	$1.06

Diluted earnings per share	$0.27	$0.30	$0.42	$0.95

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, include forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. Factors that could cause actual results to differ materially from forward-looking statements include our dependence on our contracts with federal government agencies, particularly within the U.S. Department of Defense, for substantially all of our revenue, our ability to maintain our GSA schedule contracts, our position as a prime contractor on government-wide acquisition contracts, and other factors discussed in the section entitled “RISK FACTORS” in this Item 2. These factors, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

OVERVIEW

We are a leading provider of information technology services and solutions to federal government clients in three principal markets: national security, health care and public health, and civil government. Since our founding in 1978, we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. During each of our last three fiscal years and the three months and nine months ended March 31, 2003, we recognized more than 95% of our revenue from contract engagements in which we acted as a prime contractor. Our contract base is diversified among federal government clients. No single engagement accounted for more than 5% of our revenue during the last three fiscal years or the three months and nine months ended March 31, 2003. The Internal Revenue Service, as a client group, accounted for approximately 12% of our revenue in fiscal 2000, 10% in fiscal 2002, 12% for the three months ended March 31, 2002, and 11% for the nine months ended March 31, 2002. No other client or client group accounted for more than 10% of our revenue in these periods and no client or client group accounted for more than 10% of our revenue in any other period presented herein.

Our backlog as of March 31, 2003 was approximately $1.5 billion, of which $260.5 million was funded. Our backlog as of June 30, 2002 was $1.0 billion, of which $158.7 million was funded. We define our backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenue during the last quarter of fiscal 2003 from approximately 7% of our total backlog as of March 31, 2003. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011.

We have two operating segments for financial reporting purposes. Our reportable segments include the consulting and systems integration business, or C&SI, and the emerging technologies business, or ET.

•	The C&SI segment represents our core business and includes high-end consulting services and information technology solutions primarily for federal government clients. This segment focuses on our three principal markets: national security, health care and public health, and civil government. As of March 31, 2003, the C&SI segment represents all of our ongoing operations.

•	The ET segment historically performed advanced technology research and development, sought commercial applications for this technology, and managed our commercial software products and services offerings, including our Assentor practice. Substantially all ET segment activities had ceased as of June 30, 2002. As of July 1, 2002, the only remaining activity in the ET segment was our Assentor practice. In October 2002, we sold our Assentor practice to a third party.

The following table summarizes the percentage of total revenue for each period represented by each of our reportable segments.

Segment	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
Consulting & systems integration	98.9%	100.0%	98.6%	99.7%
Emerging technologies	1.1	—	1.4	0.3

Revenue

Most of our revenue is generated on the basis of services provided to the federal government, either by our employees or by our subcontractors. To a lesser degree, the revenue we earn may include third-party hardware and software that we purchase and integrate when requested by the client as a part of the solutions that we provide to our clients.

Contract Types.    When contracting with our government clients, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

•	Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. Cost-plus-fixed-fee contracts specify the contract fee in dollars. Cost-plus-award-fee contracts may provide for a base fee amount, plus an award fee that varies, within specified limits, based upon the client’s assessment of our performance as compared to contractual targets for factors such as cost, quality, schedule, and performance. The majority of our cost-plus-fee contracts are cost-plus-fixed-fee.

•	Time-and-materials contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual hourly labor rates vary from those provided in the contract, we will generate more or less profit.

•	Fixed-price contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance.

Critical Accounting Policies Relating to Revenue Recognition.    Our critical accounting policies primarily relate to revenue recognition and cost estimation. We recognize revenue when persuasive evidence of an arrangement exists, the services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a monthly in-process review for each contract. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and customer satisfaction. This monthly in-process review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts generally is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of a monthly in-process review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a customer pays us a specified amount to provide only a particular service for a stated time period, a so-called fee-for-service arrangement, are recognized as amounts are billable, assuming all other criteria for revenue recognition are met. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a client that the fee has been earned.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of our progress toward completing the contract. From time to time, as part of our standard management processes, facts develop that require us to revise our estimated total costs or revenue. In most cases, these revisions relate to changes in the contractual scope of our work. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known.

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

Stock-Based Compensation Expense

Stock-based compensation expense reflects expenses related to stock option grants for which pre-existing grant terms were modified or for which grants were issued below fair market value. Stock-based compensation expenses are included in selling, general, and administrative expenses. Stock-based compensation expenses were

$53,000 for both the three months ended March 31, 2002 and 2003, and $884,000 and $158,000 for the nine months ended March 31, 2002 and 2003, respectively. As of March 31, 2003, we had $562,000 of deferred stock-based compensation expense, which will be recognized ratably over the 32-month remaining vesting period of the related stock options.

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

Gain on Sale of Equity Method Investment

We use the equity method of accounting for investments in which we do not have a controlling interest but exercise significant influence. Under the equity method, investments are carried at cost and then are adjusted to reflect our portion of increases and decreases in the net assets of the investee. Our investment in Mail2000, Inc. was accounted for under the equity method until it was sold in February 2001. The gains we recognized upon the sale of our minority interest in Mail2000, Inc. and when we subsequently received payments upon the release of funds pursuant to the terms of indemnification escrow agreements established at the time of sale are included in gain on sale of equity method investment. Our investment in Mantas, Inc. has been accounted for under the equity method since its formation in May 2001. We are required to recognize our proportionate interest in Mantas, Inc.’s losses to the extent we have a cost basis in the investment on our balance sheet. We have no cost basis in Mantas, Inc. because we did not previously capitalize our internal investments in the Mantas service offerings. Accordingly, we have not recognized any portion of Mantas, Inc.’s losses through March 31, 2003.

Gain on Sale of Assentor Practice

In October 2002, we sold the assets of our Assentor practice for approximately $5 million. The excess of the sale price over our basis in these assets resulted in a pre-tax gain of $4.7 million. All proceeds as a result of this sale were received in October 2002 upon closing.

Other Income

In February 2002, we settled a matter with the Internal Revenue Service with respect to an audit of our June 30, 1996 tax return. The interest and other settlement-related expenses were less than the total $2.6 million reserve we had previously established for this issue. As a result, we reversed approximately $1.8 million of the reserve in the nine months ended March 31, 2002. This reversal is reflected as other income in the statements of operations in the three and nine months ended March 31, 2002.

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenue, for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue	$99,175	$116,405	$259,755	$323,254
Operating costs and expenses:
Cost of services	71,216	81,316	187,799	227,799
Selling, general, and administrative	20,049	21,155	55,628	60,540
Depreciation and amortization	2,002	2,423	5,534	6,420

Total operating costs and expenses	93,267	104,894	248,961	294,759

Operating income	5,908	11,511	10,794	28,495
Interest (expense) income, net	(119)	285	(128)	1,095
Gain on sale of equity method investment	—	—	373	1,031
Gain on sale of Assentor practice	—	—	—	4,685
Other income	1,775	—	1,775	—

Income before taxes	7,564	11,796	12,814	35,306
Provision for income taxes	3,131	4,626	5,920	14,124

Net income	$4,433	$7,170	$6,894	$21,182

	(unaudited, as a percentage of revenue)		(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	71.8	69.9	72.3	70.5
Selling, general, and administrative	20.2	18.2	21.4	18.7
Depreciation and amortization	2.0	2.1	2.1	2.0

Total operating costs and expenses	94.0	90.1	95.8	91.2

Operating income	6.0	9.9	4.2	8.8
Interest (expense) income, net	(0.1)	0.2	(0.1)	0.3
Gain on sale of equity method investment	—	—	0.1	0.3
Gain on sale of Assentor practice	—	—	—	1.5
Other income	1.7	—	0.7	—

Income before taxes	7.6	10.1	4.9	10.9
Provision for income taxes	3.1	3.9	2.2	4.3

Net income	4.5%	6.2%	2.7%	6.6%

The following tables set forth revenue, operating costs and expenses, and operating income (loss) for each of our reportable business segments, as well as those items expressed as a percentage of the segment’s revenue, for the periods indicated.

Consulting & Systems Integration Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue	$98,044	$116,405	$256,191	$322,177
Operating costs and expenses:
Cost of services	70,499	81,316	185,341	227,025
Selling, general, and administrative	18,750	21,155	49,005	60,204
Depreciation and amortization	1,944	2,423	5,273	6,407

Total operating costs and expenses	91,193	104,894	239,619	293,636

Operating income	$6,851	$11,511	$16,572	$28,541

	(unaudited, as a percentage of consulting & systems integration revenue)		(unaudited, as a percentage of consulting & systems integration revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	71.9	69.9	72.3	70.5
Selling, general, and administrative	19.1	18.2	19.1	18.7
Depreciation and amortization	2.0	2.1	2.1	2.0

Total operating costs and expenses	93.0	90.1	93.5	91.1

Operating income	7.0%	9.9%	6.5%	8.9%

Emerging Technologies Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue	$1,131	$—	$3,564	$1,077
Operating costs and expenses:
Cost of services	717	—	2,458	774
Selling, general, and administrative	1,299	—	6,623	336
Depreciation and amortization	58	—	261	13

Total operating costs and expenses	2,074	—	9,342	1,123

Operating loss	$(943)	$—	$(5,778)	$(46)

	(unaudited, as a percentage of emerging technologies revenue)		(unaudited, as a percentage of emerging technologies revenue)
Revenue	100.0%	—%	100.0%	100.0%
Operating costs and expenses:
Cost of services	63.4	—	69.0	71.9
Selling, general, and administrative	114.9	—	185.8	31.2
Depreciation and amortization	5.1	—	7.3	1.2

Total operating costs and expenses	183.4	—	262.1	104.3

Operating loss	(83.4)%	—%	(162.1)%	(4.3)%

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS  ENDED MARCH 31, 2002

Revenue

For the three months ended March 31, 2003, total revenue increased 17.4% to $116.4 million, from $99.2 million for the three months ended March 31, 2002. The C&SI segment revenue increased 18.7% to $116.4 million for the three months ended March 31, 2003, from $98.0 million for the three months ended March 31, 2002. Revenue growth in this segment resulted primarily from new national security contracts and revenue related to the January 2003 acquisition of Adroit Systems, Inc. (Adroit). For the three months ended March 31, 2003, the Company reported no revenue from the ET segment, as compared to $1.1 million for the three months ended March 31, 2002.

Cost of Services

For the three months ended March 31, 2003, total cost of services increased 14.2% to $81.3 million, from $71.2 million for the three months ended March 31, 2002. As a percentage of total revenue, total cost of services decreased to 69.9% for the three months ended March 31, 2003, from 71.8% for the three months ended March 31, 2002. The C&SI segment cost of services increased 15.3% to $81.3 million for the three months ended March 31, 2003, from $70.5 million for the three months ended March 31, 2002, reflecting services provided primarily under new national security contract awards and the cost of services attributable to Adroit contracts. As a percentage of C&SI revenue, C&SI cost of services decreased to 69.9% for the three months ended March 31, 2003, from 71.9% for the three months ended March 31, 2002. This decrease as a percentage of C&SI revenue was attributable primarily to a shift of services being provided under more profitable fixed price contracts, which decreases the ratio of cost of services to revenue. We terminated all remaining ET segment activities in October 2002 with the sale of our Assentor practice, therefore, we reported no cost of services related to the ET segment for the three months ended March 31, 2003, as compared to $717,000 for the three months ended March 31, 2002.

Selling, General, and Administrative Expenses

For the three months ended March 31, 2003, total selling, general, and administrative expenses increased 5.5% to $21.2 million, from $20.0 million for the three months ended March 31, 2002. As a percentage of total revenue, total selling, general, and administrative expenses decreased to 18.2% for the three months ended March 31, 2003, from 20.2% for the three months ended March 31, 2002. The C&SI segment selling, general, and administrative expenses increased 12.8% to $21.2 million for the three months ended March 31, 2003, from $18.8 million for the three months ended March 31, 2002. As a percentage of C&SI revenue, C&SI selling, general, and administrative expenses decreased to 18.2% for the three months ended March 31, 2003, from 19.1% for the three months ended March 31, 2002. This decrease as a percentage of C&SI revenue resulted from cost control measures taken by management in fiscal 2003 to hold increases in selling, general, and administrative expenses to a rate below our revenue growth rate. We are able to accomplish this by leveraging our centralized corporate services functions as we win new contracts and integrate acquired companies into our systems and processes. We reported no selling, general, and administrative expenses related to the ET segment for the three months ended March 31, 2003, as compared to $1.3 million for the three months ended March 31, 2002.

Depreciation and Amortization

For the three months ended March 31, 2003, total depreciation and amortization increased by 21.0% to $2.4 million, from $2.0 million for the three months ended March 31, 2002, consistent with our revenue growth. As a percentage of total revenue, total depreciation and amortization was 2.1% for the three months ended March 31, 2003, as compared to 2.0% for the three months ended March 31, 2002, consistent with our expectations based on our capital expenditure plan that generally contemplates spending approximately 2.0% of annual revenue on capital purchases.

Interest Income (Expense), net

For the three months ended March 31, 2003, interest income, net was $285,000 compared to interest expense, net of $119,000 for the three months ended March 31, 2002. This change reflects reduced borrowings and increased cash and investment balances resulting from the proceeds received as a result of our May 2002 initial public offering and improved cash flows from operating activities.

Other Income

In February 2002, we settled a matter with the Internal Revenue Service and reversed previously established reserves of approximately $1.8 million.

Income Taxes

For the three months ended March 31, 2003, our effective income tax rate decreased to 39.2%, from 41.4% for the three months ended March 31, 2002. This decrease was due primarily to lower nondeductible expenses for tax purposes in the three months ended March 31, 2003, combined with expanding income before taxes.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS  ENDED MARCH 31, 2002

Revenue

For the nine months ended March 31, 2003, total revenue increased 24.4% to $323.3 million, from $259.8 million for the nine months ended March 31, 2002. The C&SI segment revenue increased 25.8% to $322.2 million for the nine months ended March 31, 2003, from $256.2 million for the nine months ended March 31, 2002. Revenue growth in this segment resulted primarily from new national security contracts and revenue related to the January 2002 acquisition of The Marasco Newton Group, Ltd. (MNG) and January 2003 acquisition of Adroit. The ET segment revenue decreased 69.8% to $1.1 million for the nine months ended March 31, 2003, from $3.6 million for the nine months ended March 31, 2002. The revenue decline in this segment was due to a decrease in support provided to Mantas, Inc. and our sale of the Assentor practice in October 2002.

Cost of Services

For the nine months ended March 31, 2003, total cost of services increased 21.3% to $227.8 million, from $187.8 million for the nine months ended March 31, 2002. As a percentage of total revenue, total cost of services decreased to 70.5% for the nine months ended March 31, 2003, from 72.3% for the nine months ended March 31, 2002. The C&SI segment cost of services increased 22.5% to $227.0 million for the nine months ended March 31, 2003, from $185.3 million for the nine months ended March 31, 2002, reflecting services provided primarily under new national security contract awards and the cost of services attributable to MNG and Adroit contracts. As a percentage of C&SI revenue, C&SI cost of services decreased to 70.5% for the nine months ended March 31, 2003, from 72.3% for the nine months ended March 31, 2002. This decrease as a percentage of C&SI revenue was attributable primarily to three factors. First, we had a shift to services being provided under more profitable fixed price contracts, which decreases the ratio of cost of services to revenue. Second, we reduced the level of services provided by subcontractors relative to services being provided by our employees. Work performed by our employees is more profitable than subcontracted work, which decreases the ratio of cost of services to revenue. Third, our 401(k) contribution expense included in cost of services for the earlier period was higher than in the nine months ended March 31, 2003, increasing the ratio of cost of services to revenue for the nine months ended March 31, 2002. The ET segment cost of services declined 68.5% to $774,000 for the nine months ended March 31, 2003, from $2.5 million for the nine months ended March 31, 2002, reflecting reduced billings for professional services provided primarily to Mantas, Inc. and our sale of the Assentor practice in October 2002. As a percentage of ET revenue, ET cost of services increased slightly to 71.9% for the nine months ended March 31, 2003, from 69.0% for the nine months ended March 31, 2002.

Selling, General, and Administrative Expenses

For the nine months ended March 31, 2003, total selling, general, and administrative expenses increased 8.8% to $60.5 million, from $55.6 million for the nine months ended March 31, 2002. As a percentage of total revenue, total selling, general, and administrative expenses decreased to 18.7% for the nine months ended March 31, 2003, from 21.4% for the nine months ended March 31, 2002. Total selling, general, and administrative expenses for the nine months ended March 31, 2003 included stock-based compensation of $158,000 compared to $884,000 for the nine months ended March 31, 2002. The C&SI segment selling, general, and administrative expenses increased 22.9% to $60.2 million for the nine months ended March 31, 2003, from $49.0 million for the nine months ended March 31, 2002. As a percentage of C&SI revenue, C&SI selling, general, and administrative expenses decreased to 18.7% for the nine months ended March 31, 2003, from 19.1% for the nine months ended March 31, 2002. This decrease resulted primarily from leveraging our centralized corporate services functions as we integrated MNG and Adroit. Additionally, we increased our incremental spending on business development and proposal activities while constraining the cost growth of other corporate support functions. The ET segment selling, general, and administrative expenses declined 94.9% to $336,000 for the nine months ended March 31, 2003, from $6.6 million for the nine months ended March 31, 2002, reflecting the elimination of activities focused on the commercialization of technologies unrelated to our core C&SI customer requirements and our sale of the Assentor practice in October 2002.

Depreciation and Amortization

For the nine months ended March 31, 2003, total depreciation and amortization increased by 16.0% to $6.4 million, from $5.5 million for the nine months ended March 31, 2002. As a percentage of total revenue, total depreciation and amortization was 2.0% for the nine months ended March 31, 2003, as compared to 2.1% for the nine months ended March 31, 2002, consistent with our expectation of spending approximately 2.0% of annual revenue on capital expenditures.

Interest Income (Expense), net

For the nine months ended March 31, 2003, interest income, net was $1.1 million compared to interest expense, net of $128,000 for the nine months ended March 31, 2002. This change reflects reduced borrowings and increased cash and investment balances resulting from the proceeds received as a result of our May 2002 initial public offering and improved cash flows from operating activities.

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

Other Income

In February 2002, we settled a matter with the Internal Revenue Service and reversed previously established reserves of approximately $1.8 million.

Income Taxes

For the nine months ended March 31, 2003, our effective income tax rate decreased to 40.0%, from 46.2% for the nine months ended March 31, 2002. This decrease was due primarily to lower nondeductible stock-based compensation expenses for tax purposes in the nine months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs have historically been to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to repurchase our stock from our employees as part of an internal stock repurchase program we maintained as a privately-held company. We have historically relied on cash flow from operations and borrowings under our credit facility for liquidity. In May 2002, we completed an initial public offering of 5,750,000 shares of class A common stock that resulted in net proceeds to us of approximately $94 million. As a public company focused on growing our core C&SI business, we expect future liquidity needs will be primarily to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, and to make selected strategic acquisitions. As a public company, repurchasing stock from employees is no longer a significant liquidity requirement as we have discontinued our internal stock repurchase program. We expect the combination of cash flows from operations, our cash and cash equivalents and short-term investments, and the available borrowing capacity on our credit facility to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Our ability to borrow funds is generally related to the level of receivables we have due from clients and the amount of cash flow we generate from our operating activities.

Our cash and cash equivalents and short-term investments were $81.1 million as of March 31, 2003, down from $87.1 million as of June 30, 2002. We had no borrowings outstanding under our credit facility as of either June 30, 2002 or March 31, 2003. Accounts receivable represent our largest working capital requirement. We typically bill our clients monthly after services are rendered.

Cash Flow

Net cash provided by operating activities was $37.0 million for the nine months ended March 31, 2003, an increase of $35.3 million from the nine months ended March 31, 2002. This increase in operating cash flow was primarily attributable to higher net income and increased tax benefits of stock option exercises, offset by changes in various working capital accounts and a significant reduction in deferred tax liabilities in the nine months ended March 31, 2002 (see Note 8). Net cash used by investing activities was $44.6 million for the nine months ended March 31, 2003, an increase of $35.3 million from the nine months ended March 31, 2002. This increase in investing cash outflows was primarily due to the acquisition of Adroit, earn-out payments to MNG stockholders, capital expenditures, and the purchase of investments, offset by proceeds from the sale of our Assentor practice and the collection of cash from the disbursement of indemnification escrows associated with the sale of our investment in Mail2000, Inc. in February 2001. Net cash provided by financing activities was $91,000 for the nine months ended March 31, 2003, a decrease of $8.0 million from the nine months ended March 31, 2002. This decrease in financing cash inflows was primarily due to borrowings in the nine months ended March 31, 2002 under the revolving line of credit, offset in part by higher payments for purchases of treasury stock and repayment of debt acquired as compared to the nine months ended March 31, 2003.

Credit Facility

We maintain a $60 million credit facility that expires on December 31, 2003. The current commitment under this facility is $40 million and we have the option, provided no event of default under the agreement exists, of increasing the amount committed in two increments of $10 million. We may use this facility for general corporate purposes including working capital financing, capital purchases, acquisitions, and stock repurchases. As of March 31, 2003, we had no borrowings outstanding under the credit facility and the full $40 million commitment was available for borrowings.

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

We have maintained an equity interest in Mantas, Inc. since May 24, 2001. As of March 31, 2003, we own approximately eight million shares of Mantas, Inc. class A common stock, representing approximately 25 percent of the outstanding shares of Mantas, Inc. We have no cost basis in this investment and do not fund, nor is there any obligation or expectation to fund, the on-going operations of Mantas, Inc.

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

Commitments

The following table summarizes our contractual obligations as of March 31, 2003 that require us to make future cash payments:

	Payments due by period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating lease commitments, net	$123,813	$13,580	$24,498	$21,181	$64,554
Term loan	800	800	—	—	—
Term life insurance	372	53	106	106	107

Total contractual obligations	$124,985	$14,433	$24,604	$21,287	$64,661

In April 2003, we entered into a new 53-month operating lease with a total minimum commitment of $10.0 million.

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 88%, 93%, and 96% of our revenue for fiscal 2000, 2001, and 2002, respectively, and 98% of our revenue for the nine months ended March 31, 2003. Revenue from contracts with clients in the Department of Defense and National Guard clients accounted for 43%, 47%, 53%, and 56% of our revenue for the same periods, respectively. Revenue from contracts with civil agency clients accounted for 45%, 46%, 43%, and 42% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration (GSA) schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts (GWACs) or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of multiple GSA schedule contracts, and as a prime contractor under four GWACs and more than 12 indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2000, 2001, and 2002, and the nine months ended March 31, 2003, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 84%, 87%, 91%, and 88%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance in the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

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

Our backlog was $1.5 billion as of March 31, 2003, of which $260.5 million was funded. We currently expect to recognize revenue during the last quarter of fiscal 2003 from approximately 7% of our total backlog as of March 31, 2003. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of March 31, 2003 from which we expect to recognize revenue in the remainder of fiscal 2003 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of March 31, 2003, our revenue and operating results for our 2003 fiscal year as well as future reporting periods may be materially harmed.

The loss of a key executive could impair our relationships with government clients and disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good client relations and to identify new business opportunities. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations, and otherwise to manage our business.

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

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue.

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or a GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 35% of our revenue for each of the last three fiscal years and 31% for the nine months ended March 31, 2003.

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

If we are unable to integrate companies we acquire into our business successfully or to achieve the expected benefits of these acquisitions, our revenue and operating results may be impaired.

In January 2002, we acquired The Marasco Newton Group, Ltd., or MNG. We completed the system and organizational integration of MNG in December 2002. In January 2003, we acquired Adroit Systems, Inc., or Adroit. If we are unable to successfully integrate Adroit, or other companies we have acquired or may acquire in the future, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue. In addition, we may experience increased attrition, including but not limited to key employees of acquired companies, following the integration of acquired companies that could reduce our future revenue.

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

We derive significant revenue from contracts awarded through a competitive bidding process, which can impose substantial costs upon us, and we will lose revenue if we fail to compete effectively.

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the nine months ended March 31, 2003, we derived 42%, 38%, and 20% of our revenue from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. For fiscal 2002, we derived 52%, 31%, and 17% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. For fiscal 2001, the corresponding percentages were 62%, 23%, and 15%, respectively. For fiscal 2000, the corresponding percentages were 54%, 29%, and 17%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

Our operating margins and operating results may suffer if cost-plus-fee contracts increase in proportion to our total contract mix.

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract that we enter into. Cost-plus-fee contracts accounted for 54%, 62%, 52%, and 42% of our revenue for fiscal 2000, fiscal 2001, and fiscal 2002, and the nine months ended March 31, 2003, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer.

If the volume of services we provide under fixed-price contracts decreases as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 17%, 15%, 17%, and 20% of our revenue for fiscal 2000, fiscal 2001, fiscal 2002, and the nine months ended March 31, 2003, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit and could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 35% of our revenue for each of the last three fiscal years and 31% for the nine months ended March 31, 2003. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems incurred by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, in some cases we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true. Although audits have been completed on our incurred contract costs through fiscal 2001, audits for costs incurred on work performed after fiscal 2001 have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially harmed.

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

•	lose revenue due to adverse client reaction;

•	be required to provide additional services to a client at no charge;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; or

•	suffer claims for substantial damages against us.

In addition to any costs resulting from product or service warranties, contract performance, or required corrective action, these failures may result in increased costs or loss of revenue if clients postpone subsequently scheduled work or cancel or fail to renew contracts.

While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our clients, we cannot assure you that these contractual provisions will be legally sufficient to protect us if we are sued. In addition, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. As we continue to grow and expand our business into new areas our coverage may not be adequate. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our reputation.

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

Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could materially reduce our revenue.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our class A common stock to decline.

We expect our revenue and operating results to vary significantly from quarter to quarter. In addition, we cannot predict our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline. Factors that may affect our operating results include:

•	fluctuations in revenue earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	contract mix and the extent of use of subcontractors;

•	changes in presidential administrations and senior federal government officials that affect the timing of technology procurement; and

•	changes in policy or budgetary measures that adversely affect government contracts in general.

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

We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others, including our employees, may circumvent the trade secrets and other intellectual property that we own. Although we require our employees to execute non-disclosure and intellectual property assignment agreements and comply with related policies and procedures, these agreements may not be legally or practically sufficient to protect our rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources, with no assurance of success.

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

Activation of military and National Guard reserves could significantly reduce our revenue and profits.

Activation of military reserves, in connection with the war with Iraq or otherwise, could result in some customers and customer contracting staff being activated into the military services. This could delay contract awards that might be in the evaluation or award process, which could in turn reduce our revenue until such time as our customers are able to complete the evaluation and award process, or could even result in the loss of the potential contract award.

In addition, as of March 31, 2003, we had approximately 50 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we expect to pay to these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by the amount of any differential payments, which would reduce our profits.

Risks Related To Our Industry

The war with Iraq, war with other sovereign entities, or the ongoing war against terrorism, as well as the need to pay for the cost of reconstruction efforts following such conflicts, could result in budgetary changes that result in a substantial decrease in our revenue.

While we would expect that war efforts would lead to increased customer demands in the areas of logistics, maintenance and operations, National Guard support, and personnel and readiness—all customer areas of ours— it is possible that funding for civil agencies may be diverted to support a war effort or that funding within the Defense budget may be reprioritized away from programs we support. A reduction in spending or shift of expenditures from existing programs to pay for a war, or related reconstruction efforts, or a failure of Congress to pass adequate supplemental appropriations to pay for a war, or related reconstruction efforts, could significantly reduce our revenue.

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and National Guard clients accounted for 43%, 47%, and 53% of our revenue for fiscal 2000, fiscal 2001, and fiscal 2002, respectively, and 56% of our revenue for the nine months ended March 31, 2003. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Current government spending levels may not be sustainable, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in government expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 45%, 46%, and 43% of our revenue for fiscal 2000, fiscal 2001, and fiscal 2002, respectively, and 42% of our revenue for the nine months ended March 31, 2003. We expect civil agency customers will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. A shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense or Department of Homeland Security, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 88%, 93%, and 96% of our revenue for fiscal 2000, fiscal 2001, and fiscal 2002, respectively, and 98% of our revenue for the nine months ended March 31, 2003, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

•	curtailment of the federal government’s use of technology services firms;

•	a significant decline in spending by the federal government, in general, or by specific departments or agencies in particular;

•	a reduction in spending or shift of expenditures from existing programs to pay for the war with Iraq, or to pay for the cost of reconstruction efforts following the war;

•	a failure of Congress to pass adequate supplemental appropriations to pay for the war with Iraq, or to pay for the cost of reconstruction efforts following the war;

•	reductions in federal government programs or requirements;

•	the adoption of new laws or regulations that affect companies that provide services to the federal government;

•	delays in the payment of our invoices by government payment offices;

•	federal governmental shutdowns, such as the shutdown that occurred during the government’s 1996 fiscal year, and other potential delays in the government appropriations process, such as federal agencies having to operate under a continuing funding resolution because of delays in Congressional budget appropriations; and

•	general economic and political conditions.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which could cause us to lose revenue. We have substantial contracts in place with many federal departments and agencies, and our continued performance under these contracts, or award of additional contracts from these agencies, could be materially harmed by federal government spending reductions or budget cutbacks at these departments or agencies.

The failure by Congress to approve timely budgets for the federal agencies we support could delay or reduce spending and cause us to lose revenue.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities, and is thus unable to pass the annual budget on a timely basis, then Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate on the basis of a continuing resolution it may delay funding we expect to receive from customers on work we are already performing and will likely result in any new initiatives being delayed, and in some cases cancelled.

The adoption of new procurement laws or regulations could reduce the amount of services that are outsourced by the federal government and could cause us to lose revenue.

New legislation, procurement regulations, or union pressure could cause federal agencies to adopt restrictive procurement practices regarding the use of outside information technology providers. For example, the American Federation of Government Employees, the largest federal employee union, strongly endorses legislation that may restrict the procedure by which services are outsourced to government contractors. If such legislation were to be enacted, it would likely reduce the amount of information technology services that could be outsourced by the federal government, which could materially reduce our revenue.

The Office of Management and Budget process for ensuring government agencies properly support capital planning initiatives, including information technology investments, could reduce or delay federal information technology spending and cause us to lose revenue.

The Office of Management and Budget, or OMB, supervises spending by federal agencies, including enforcement of the Government Performance Results Act. This Act requires, among other things, that federal agencies make an adequate business case to support capital planning initiatives, including all information technology investments. The factors considered by OMB include, among others, whether the proposed information technology investment is expected to achieve an appropriate return on investment, whether related processes are contemporaneously reviewed, whether inter-operability with existing systems and the capacity for these systems to share data across government has been considered, and whether existing off-the-shelf products are being utilized to the extent possible. If our customers do not adequately justify proposed information technology investments to the OMB, the OMB may refuse funding for their new or continuing information technology investments and we may lose potential revenue as a result.

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

If a government client terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts or suspend or debar us from doing business with government agencies, our revenue and operating results would be materially harmed.

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

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the federal government, each of which could lead to a material reduction in our revenue.

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

The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and investors in our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies or companies deemed to be similar;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenue or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	contract mix and the extent of use of subcontractors;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	federal government spending levels, both generally and by our particular government clients;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	changes in the government information technology services industry;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including economic factors unrelated to our performance.

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

As of April 30, 2003, Ernst Volgenau, our chief executive officer, beneficially owned 710,183 shares of class A common stock and 6,708,270 shares of class B common stock, representing approximately 68.5% of the combined voting power of our outstanding common stock. As of April 30, 2003, our executive officers and directors as a group beneficially owned an aggregate of 5,022,915 shares of class A common stock and 8,546,577 shares of class B common stock, representing approximately 90.6% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise control or significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

A substantial number of shares will become eligible for sale in the near future, which could cause our class A common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market, the market price of our class A common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In October 2003, 2,117,645 shares will become available for sale in the public market following the expiration of the lock-up between us and the entities affiliated with General Atlantic Partners, LLC. In January 2004, 160,905 shares purchased by certain executives of Adroit Systems, Inc., in connection with our January 2003 acquisition of Adroit, will become available for sale in the public market following the one year anniversary of the share purchase date. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

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

At June 30, 2002 and March 31, 2003, the carrying value of financial instruments approximated fair value.

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

Item 2.    Changes in Securities and Use of Proceeds

On January 31, 2003, we sold 160,905 shares of class A common stock to certain executives of Adroit Systems, Inc. for $4.4 million, or $27.35 per share, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Rule 506 under the Act. Each of such executives was an accredited investor as defined in Rule 501 under the Act.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

E. David Crockett resigned from our board of directors effective January 1, 2003. On April 4, 2003, the board of directors appointed John W. Barter to fill the Board seat previously held by Dr. Crockett.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On January 6, 2003, pursuant to Form 8-K, Item 5 we announced that on January 3, 2003, we entered into a definitive agreement to acquire Adroit Systems, Inc.

On February 13, 2003, pursuant to Form 8-K, Item 2 we announced that on January 31, 2003, we completed the acquisition of Adroit Systems, Inc. by way of merger, and that no financial statements were required pursuant to Item 7 for this acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 15th day of May, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ ERNST VOLGENAU Ernst Volgenau President, Chief Executive Officer and Director (Principal Executive Officer)

I, Stephen C. Hughes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SRA International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ STEPHEN C. HUGHES Stephen C. Hughes Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)