Form 10-K
period 2003-06-30
SRA INTERNATIONAL INC
filed 2003-09-29
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31334

SRA International, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	54-1360804
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4350 Fair Lakes Court, Fairfax, Virginia	22033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 803-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Class A common stock, $0.004 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No

The aggregate market value of SRA International, Inc. common stock held by non-affiliates of the registrant as of December 31, 2002, based upon the closing price of SRA International, Inc. class A common stock on the New York Stock Exchange for such date, was $234,721,901.

As of August 29, 2003, there were 16,770,599 shares outstanding of the registrant’s class A common stock and 8,486,029 shares outstanding of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the SRA International, Inc. annual meeting of stockholders, to be held on November 12, 2003, and to be mailed to stockholders of record as of September 24, 2003, are incorporated by reference into Part III of this Form 10-K.

SRA INTERNATIONAL, INC.

FORM 10-K

PART I

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

OVERVIEW

We are a leading provider of information technology services and solutions to U.S. federal government organizations in three principal markets: national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the intelligence agencies, and other federal organizations with homeland security missions. We offer a broad range of services that spans the information technology life-cycle: strategic consulting; systems design, development, and integration; and outsourcing and operations management. In addition, to address recurring client needs, we have developed seven business solutions: text and data mining; contingency and disaster response planning; information assurance and critical infrastructure protection; enterprise systems management; enterprise architecture; network operations and management; and environmental strategies and technology. We combine a comprehensive knowledge of our clients’ business processes with the practical application of advanced information technology tools, techniques, and methods to create value-added solutions for our clients.

We have provided information technology services and solutions to federal government clients for over 25 years and have longstanding relationships with many of them. We have served clients within the Departments of the Army, Navy, and Air Force, the Joint Chiefs of Staff, the Office of the Secretary of Defense, the Department of the Treasury, and the Federal Emergency Management Agency for over 20 years. We currently serve over 300 government clients on over 700 active engagements. Our business is diversified, with no single engagement accounting for more than 5% of our revenue during any of the last three fiscal years. For each of the last three fiscal years, we have been the prime contractor on engagements representing over 94% of our total revenue.

Our executive team includes the core group of senior executives that has built the company over the past two decades. Our founder, president, and chief executive officer, Ernst Volgenau, our chairman, William K. Brehm, and our executive vice president and chief operating officer, Edward E. Legasey, have been with us in those capacities since our inception. Our 60 officers have an average tenure with our company of approximately 13 years, including any prior service with acquired companies. Our management team is supported by a high quality staff of over 2,600 people at June 30, 2003, of whom approximately 95% are professional staff. Our professional staff is highly educated, with approximately one-third possessing advanced degrees. In addition, approximately 50% of our employees hold federal government security clearances.

From fiscal 1999 to fiscal 2003, we increased our revenue at a compound annual growth rate of approximately 11.5%. Our revenue for the fiscal year ended June 30, 2003 was $450.4 million, a 24.7% increase over the prior fiscal year. As of June 30, 2003, our backlog was approximately $1.6 billion, of which $243.3 million was funded. As of June 30, 2002, our backlog was $1.0 billion, of which $158.7 million was funded. In January 2002, we acquired The Marasco Newton Group, Ltd., or MNG, our first government services acquisition. In January 2003, we acquired Adroit Systems, Inc., or Adroit, for its expertise in the areas of command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR. We expect these acquisitions will enable us to sell our services and solutions to MNG’s and Adroit’s existing client base and to jointly pursue potential new opportunities. Please see Note 15 to our financial statements for financial information on our reportable segments.

INDUSTRY BACKGROUND

The federal government is the largest consumer of information technology services and solutions in the United States. According to INPUT, an independent federal government market research firm, the federal information technology market is expected to grow at an annual rate of 8.5% from $45.4 billion in federal fiscal year 2003 to $68.2 billion in federal fiscal year 2008. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by increases in national defense and homeland security programs, increased reliance on information technology outsourcing, demand for greater government efficiency and effectiveness, and the continuing impact of federal procurement reform.

Increased Spending on National Defense and Homeland Security.    The terrorist attacks of September 11, 2001 have intensified the federal government’s commitment to strengthen our country’s military, intelligence, and homeland security capabilities. Department of Defense appropriations were increased from $332 billion in federal fiscal year 2002 to $365 billion for federal fiscal year 2003 and the administration has requested $380 billion in defense appropriations for federal fiscal year 2004, excluding supplemental appropriations requested by the Bush administration to pay for the ongoing efforts in Iraq, for an average annual growth rate over the past five years of 7%. The federal fiscal year 2004 homeland security budget proposal totals $41.3 billion, with $23.9 billion allocated for initiatives in the Department of Homeland Security, $6.7 billion allocated to the Department of Defense, and $10.7 billion allocated to other federal agencies.

We believe the focus on national security, homeland security, and intelligence will increase the need for information technology capable of supporting these functions. According to INPUT, federal information security spending will have nearly quadrupled from federal fiscal year 2001 to federal fiscal year 2004, and INPUT expects that spending will continue to grow at a compound annual growth rate of 6.9%, reaching $5.9 billion by federal fiscal year 2008. We also believe intelligence agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. The Department of Homeland Security and the intelligence agencies are increasingly interested in enterprise systems that enable better coordination and communication within and among agencies and departments.

Increased Reliance on Information Technology Outsourcing.    According to INPUT, federal information technology outsourcing expenditures totaled $8.9 billion in 2003 and are expected to increase at a 12.6% compound annual growth rate to $16.1 billion by 2008. Outsourcing of information technology operations is becoming an increasingly attractive alternative for federal agencies that are striving to maintain their core functions with limited technical resources and a shrinking information technology workforce, while at the same time upgrading technology and standardizing and streamlining operations. We expect reductions in the federal information technology workforce to continue due to, among other factors, a projected increase in the number of retiring government employees. The President’s budget proposal for federal fiscal year 2004 indicates that 40% of all federal workers and 71% of senior executives are eligible to retire by 2005.

Demand for Greater Government Efficiency and Effectiveness.    Budget-constrained federal government agencies are under increasing pressure to cut costs, while at the same time continuing to improve and upgrade their technological capabilities. The President’s Management Agenda makes it clear that the Bush administration is focused on governing with accountability and is looking to more tightly link spending with performance. We believe government chief information officers will increasingly pursue initiatives such as adopting an enterprise architecture and requiring a business justification for program approvals. We believe new services, including web services, will be particularly important as government agencies respond to the necessity for interoperability among the information technology systems throughout the government and the demand for comprehensive electronic services to the public.

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

There are currently two widely used contract methods in federal procurement, single award/defined statement of work contracts and indefinite delivery/indefinite quantity contracts:

•	Single award/defined statement of work contracts. Under this contract method, which can take a year or more to complete, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Historically, single award/defined statement of work contracts were the most prevalent type of contract award used by federal government clients; however, the use of this type of contract has been declining for the past several years.

•	Indefinite delivery/indefinite quantity contracts. Under this contract method, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific indefinite delivery/indefinite quantity contracts; government-wide acquisition contracts, or GWACs; and General Services Administration, or GSA, schedule contracts. These umbrella contracts outline the basic terms and conditions under which federal government agencies may order services. Indefinite delivery/indefinite quantity contracts are typically managed by one agency, the sponsoring agency, and may be either for the use of a specific agency or available for use by any agency of the federal government. Indefinite delivery/indefinite quantity contracts available for use by any agency of the federal government are commonly referred to as government-wide acquisition contracts, or GWACs. Contractors within the industry compete to be pre-selected to perform work under an indefinite delivery/indefinite quantity contract. An ordering agency then issues delivery orders for services to be performed under the contract. If the indefinite delivery/indefinite quantity contract has a single prime contractor, only that contractor may be awarded delivery orders. If the contract has multiple prime contractors, the award of the delivery order typically will be competitively determined among the pre-selected contractors.

GSA schedules are listings of services and products, along with their respective prices, offered by federal government contractors. The schedules are maintained by the GSA for use by any federal agency or other authorized entity, including state and local governments. In order for a contractor to enter into a contract with the GSA and be listed on a GSA schedule, the contractor must be pre-qualified and selected by the GSA. When an agency selects services under a GSA schedule contract, the user agency, or the GSA on its behalf, will typically conduct a competitive process, limited to qualified GSA schedule contractors.

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with indefinite delivery/indefinite quantity contracts, GWACs and GSA schedule contracts have enjoyed increasing popularity in the last several years.

Market Opportunity.    The federal government’s demand for information technology services has increased, and is expected to continue to increase, as a result of planned increases in spending for national defense and homeland security; increased reliance on outsourced information technology programs; demand for greater government efficiency and effectiveness; and the continuing impact of federal procurement reform. We believe that for information technology providers to win contract awards from the federal government they must possess strong and stable management, highly skilled personnel, demonstrated technological expertise, a deep knowledge of the government’s business processes, a strong record of past performance, and key positioning on many of the increasingly popular multiple award contract vehicles such as GSA schedule contracts, GWACs and other indefinite delivery/indefinite quantity contracts.

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

To maximize our ability to deliver consistent results that successfully meet client needs, we have developed a proprietary project management and technical execution methodology, which we call ELITE. We train our project managers and technical leaders using this methodology, which emphasizes using mature, repeatable processes that reduce risk and maximize successful project completion. As a result, our company, including all its business units, has received a capability maturity model, or CMM, level 3 rating under the standards established by the Software Engineering Institute. This rating reflects that we have mature, repeatable processes that we believe help to reduce risk, improve technical delivery, contain costs, and meet demanding schedules. Often the federal government requires a CMM level 3 rating as a qualification to bid on complex software development and systems integration projects.

We believe we are able to execute our approach successfully as a result of five core strengths:

Strong, Stable Management and Highly Skilled Personnel

Our executive team includes the core group of senior executives that has built our company over the past two decades. Our 60 officers have an average tenure with our company of approximately 13 years, including any prior service with acquired companies, providing extensive industry experience and strong continuity of management. Several members of our management team are former senior military officers or government officials who have deep knowledge of the federal government and its information technology needs. Our corporate culture fosters teamwork and excellence, which has contributed to our being named in 2003 by Fortune magazine as one of the “100 Best Companies to Work For in America” for the fourth consecutive year. This in turn has enhanced our ability to recruit and retain highly skilled personnel. Our professional staff is highly educated, with approximately one-third holding advanced degrees.

Knowledge of Government Clients’ Business Processes

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

Technical Expertise

We invest in research and development in areas such as text mining, data mining and data warehousing, information assurance, and other emerging technologies in order to offer clients the most up-to-date technological solutions. We use our proprietary intellectual property, including our ELITE life-cycle methodology, to provide value-added solutions for our clients.

Proven Record of Past Performance

We have provided information technology services and solutions to the federal government for over 25 years and have longstanding relationships with many of our clients. In order to promote high quality results and client satisfaction, we emphasize long-term assignment of required staff and consistently review our project performance, including regularly surveying our customers regarding their perceptions of our performance. On competitively awarded engagements on which we were the incumbent, we have a renewal rate of at least 95% for each of the last three fiscal years. We calculate our contract renewal rate based on the number of engagements that come up for recompetition during the period and the number of those recompetitions that we win.

Key Positioning as a Prime Contractor

We are currently a prime contractor on four of the federal government’s five largest information technology services GWACs: Millennia, Millennia Lite, CIO-SP2i, and ITOP II. We hold five GSA schedule contracts and we are a prime contractor on more than 20 agency-specific indefinite delivery/indefinite quantity contracts. This broad contract portfolio gives us extensive reach as a preferred provider and enables us to deliver the full range of our services and solutions to any organization in the federal government. Serving as a prime contractor positions us to achieve better client relationships, to exert more control and influence over quality, to have clearer visibility into future opportunities, and to earn enhanced profit margins.

GROWTH STRATEGY

Our objective is to continue to profitably grow our business as a leading provider of information technology services and solutions to a wide variety of federal government organizations. Our growth strategy includes the following:

Leverage Our Longstanding Client Relationships to Cross-Sell Our Full Range of Services

We plan to continue expanding the scope of the services we provide to our existing clients. We are adept at penetrating, cross-selling to, and building-out existing client accounts through our successful performance and comprehensive knowledge of their business, which has led to many long-term contract relationships. We believe our high level of client satisfaction and deep knowledge of our clients’ business processes enhance our ability to cross-sell additional services.

Increase Our Client Base

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

Focus Our Applied Research and Development Investments to Enhance Our Core Business

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

Pursue Strategic Acquisitions

We plan to continue to pursue strategic acquisitions to complement internal growth and to position ourselves to capitalize on anticipated high growth areas. For example, we acquired MNG in January 2002 and Adroit in January 2003. Our acquisition strategy is focused on firms that will enable us to cost-effectively add new clients, specific agency knowledge, or technical expertise. We intend to continue to selectively acquire high quality companies that accelerate our access to existing or new markets that we believe have strong growth dynamics.

OUR SERVICES AND BUSINESS SOLUTIONS

Our Services

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

Systems Design, Development, and Integration.    We provide a full range of systems design, development, and integration services to our clients, including project management, systems engineering, security engineering, network design, software development, enterprise application integration, database and data warehouse design and development, test and evaluation, configuration management, training, and implementation support. We develop system concepts, define requirements, design architectures, and integrate complex mission-critical systems. Depending upon client requirements, we design custom-built systems as well as integrate a variety of commercially available software applications. The advanced technology applications that we develop for our clients can be integrated with their legacy systems, enabling our clients to benefit from their prior investments. We specialize in high performance system architectures, intuitive graphical and multimedia user interfaces, and the application of web services and other Internet technologies to large, distributed systems.

Outsourcing and Operations Management.    We provide a wide range of outsourcing solutions to help our government clients increase their operating efficiency and respond to a declining federal government information technology labor force. Depending on our clients’ needs, we manage their technical infrastructures, operate and manage their networks, and even manage and operate their entire business processes. Our client engagements in this area are typically long-term and we focus on improving performance and reducing the cost of operation by making capital-for-labor substitutions, and by using sophisticated tools to reduce the need for expensive human support. We also support our clients with operations management services, sometimes referred to as co-sourcing, if they are not yet ready to completely outsource functions. In these engagements, we work side-by-side with our clients. Some of these engagements lead to completely outsourced operations.

Our Business Solutions

We have developed seven business solutions that focus on specific business requirements that are common to many of our clients. These business solutions apply to clients within each of our target markets. Our core business solutions include data and text mining applications, contingency and disaster response planning, information assurance and critical infrastructure protection, enterprise systems management, enterprise architecture, network operations and management, and environmental strategies and technology. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. Our current business solutions are enhanced through our focus on applied research and development in the areas of natural language processing and information security.

Text and Data Mining.    We offer clients a variety of software applications to help solve the general problem of information overload and to find valuable information that is hidden in vast amounts of data, whether it is structured information in databases or unstructured textual information such as e-mail. Our clients in this area have included intelligence agencies, Wall Street firms, stock exchanges, and large on-line publishers, such as LexisNexis, a division of Reed Elsevier Inc. We have developed text mining software applications for analyzing unstructured text, such as newspapers, e-mail, web pages, and reports, and we have extensive specialized expertise in natural language processing. For over a decade, we have created and deployed software applications to automatically analyze text in English and in foreign languages, such as Arabic, Chinese, and Spanish.

In addition to our text mining solutions, we offer data mining and data warehousing solutions that enable our clients to sort through growing collections of data. We collect, extract, transform, and store data from a variety of structured sources including text, spreadsheets, databases, data marts, and data warehouses. Our solutions store data in an analytical data warehouse, apply patterns to the data to find pre-defined conditions, and support end-user access to this business intelligence. In addition, we apply advanced data mining tools and techniques to discover hidden patterns of potential value. We support clients in a wide variety of applications on projects that range from research to applications development to analytical services. For example, we have developed a fraud detection system for the Internal Revenue Service that employs advanced data mining techniques to build models that are applied to electronic and paper tax returns to identify potential patterns of fraud at significantly higher levels of efficiency than previous methods. At the Centers for Medicare and Medicaid Services we apply data mining techniques to analyze Medicare claims to detect known schemes of fraudulent activity and to discover new patterns of activity that may be indicative of fraud, waste, or abuse. In addition to fraud detection, we employ data mining and warehousing techniques to critical federal government activities including helping the Federal Aviation Administration track aging aircraft in the commercial fleet through a central data warehouse and using analytical tools to discover problems and trends.

Contingency and Disaster Response Planning.    For nearly two decades, we have helped clients prepare for, respond to, and recover from natural and technological disasters. We provide a full spectrum of solutions including planning, training, simulated exercises, and automated support systems to help our clients prepare for events that could adversely affect their operations. We work closely with our clients to assess site-specific threats, determine essential functions that cannot be interrupted, and define the activities needed to sustain them. We also design and implement programs to train client personnel for their emergency activities and design and conduct periodic exercises to validate plans, procedures, responsibilities and resources, as well as to reinforce training. For example, we developed continuity-of-operations plans for major Department of Defense organizations, including clients within the Departments of the Army, Navy, and Air Force; the Defense Information Systems Agency; and the Office of the Secretary of Defense; and civilian agencies such as the U.S. Forest Service. From a disaster response perspective, we have also assisted the Coast Guard by supporting the spills-of-national-significance program, the Environmental Protection Agency in its response to the shuttle Columbia disaster, and the Federal Emergency Management Agency in its evaluation of its response to a typhoon in Guam.

Information Assurance and Critical Infrastructure Protection.    We provide a comprehensive information assurance, or IA, program to help ensure the security of enterprise systems and the valuable information contained in their systems. Our services include security engineering, vulnerability analysis, systems certification and accreditation, regulatory compliance, penetration testing, intrusion detection and response systems, backup and recovery planning, and security awareness training.

We support the Department of the Interior by performing IA assessments of mission-critical systems, conducting security awareness training, developing and implementing a computer security incident response capability, and performing information security program risk and gap analysis. We help the Department of Labor, or DOL, to develop security policy, as well as programs and systems security plans, conduct risk assessments and penetration testing for DOL systems, and lead self-assessments for the DOL using the CIO Council’s Federal Enterprise Architecture Framework. We also provide IA services to the Department of Justice, the General Services Administration, and the Environmental Protection Agency.

Enterprise Systems Management.    We help clients reduce the cost and complexity of managing distributed computer environments across geographically dispersed locations. We use a full life cycle methodology featuring mature, repeatable processes that are flexible and scalable to meet specific client needs. For example, we led the Internal Revenue Service’s agency-wide implementation of IBM’s Tivoli enterprise systems management solution and now assist the Internal Revenue Service in its support of more than 110,000 users. Our services have included requirements definition, design and architecture development, systems and network management, workflow and configuration management, performance measurement and call center support. Other enterprise systems management clients include the U.S. Army, the Department of Defense’s Missile Defense Agency, and the U.S. Forest Service. We have experience with industry-leading commercial enterprise systems management software tools, including IBM’s Tivoli products, Computer Associates’ Unicenter products, BMC’s Remedy products, and Hewlett-Packard’s Open View products.

Enterprise Architecture.    As organizations grow, their legacy computer systems and disparate networks often preclude essential sharing and reuse of data and create security challenges. An enterprise architecture, or EA, is a blueprint to streamline and standardize an organization’s business processes and computer systems with common hardware and software and to ensure that its components are able to cooperate and more easily share and reuse data. The need for interoperability among the many business and technology systems throughout the federal government has been reinforced by the increased focus on national security. We believe all departments and agencies, including the Department of Homeland Security and the intelligence agencies, have a heightened need for enterprise systems that enable better coordination and communication.

We apply EA to help our clients cost-effectively optimize their business programs, information systems, and technologies. We assess existing business systems, related information flows, and the technologies that handle them to allow our clients to capitalize on their investments, while providing a framework that will enable them to plan and manage a transition to their target environment. For example, we are providing EA support for the Internal Revenue Service and the U.S. General Accounting Office as part of the modernization of their information technology infrastructures. In fiscal 2003, we were awarded a General Services Administration Federal Systems Integration and Management Center contract that includes designing an EA that will provide the framework for the enhancement of management and support systems within the Department of Defense Missile Defense Agency.

Network Operations and Management.    The reliable, secure operation of enterprise networks is a necessity for organizations to obtain the greatest value from their knowledge and information assets. We help clients to improve productivity and decrease costs by applying innovative network engineering solutions designed to ensure their ability to transfer information quickly and efficiently and to meet their current and future information needs. We also provide network management and operations support to maintain, manage, and improve our clients’ network infrastructures. We have extensive experience in selecting, integrating, and maintaining commercial off-the-shelf products and developing custom solutions to meet the specific needs of our clients.

Our services include network design and migration; systems and database administration; proactive monitoring for network performance and availability; enterprise backup and recovery; and video and data network consolidation. For example, we provide a broad range of enterprise-wide network engineering to support the U.S. General Accounting Office’s information technology infrastructure. We also provide network engineering and operations services for an advanced Network Operations Center for the National Guard Bureau and for its GuardNet XXI telecommunications network. Other clients for whom we provide these services include Puget Sound Naval Shipyard and the National Institutes of Health.

Environmental Strategies and Technology.    We provide environmental strategies and solutions including management consulting and analytical services, policy analysis, alternative dispute resolution services, and information technology solutions. For the Environmental Protection Agency and other federal agencies with environmental missions, we assist with the long-term stewardship of land and the environment, ranging from site assessment to establishing reuse options. For state and local governments, we work on program initiatives that promote economic and community redevelopment, voluntary cleanups, and other redevelopment initiatives. We also provide environmental compliance services for industry to assist in complying with federal or state regulations.

TARGET MARKETS

We deliver our information technology services and business solutions to federal government clients within three target markets:

•	national security, which consists of two components:

•	command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR, and

•	information systems for the Department of Defense;

•	civil government; and

•	health care and public health.

We have also licensed software and provided information technology services to a few commercial clients.

The following is a summary of our business in each of our markets:

	Total revenue
Market	Fiscal year ended June 30, 2002	Fiscal year ended June 30, 2003	Contract backlog as of June 30, 2003
	(in millions)
National security	$179.6	$253.4	$1,059.6
Civil government	98.2	114.5	181.4
Health care and public health	70.0	76.2	309.4
Commercial	13.4	6.3	8.6

Total	$361.2	$450.4	$1,559.0

National Security

We view the national security market as consisting of two distinct components: C4ISR and defense information systems.

Command and Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance.      National security organizations, including all branches of the military, must maintain positive command and control of their forces and resources. This requires secure, redundant, and survivable communications and the integrated information systems and facilities, or command centers, necessary to monitor status, assess alternatives, and execute plans. We are one of the leading information technology service providers in the development and integration of command and control systems and decision support systems for the Department of Defense. To strengthen our position in this rapidly growing area, we acquired Adroit Systems, Inc., or Adroit, on January 31, 2003. Based in Alexandria, Virginia, Adroit specializes in surveillance and reconnaissance and derives most of its revenue from contracts with the Department of Defense and intelligence agencies. Adroit provides us with greater access into a number of new areas, including requirements analysis, architectural engineering, system integration, and program management of mission critical initiatives related to unmanned aerial vehicles, special operations, intelligence, and homeland security. These new areas complement the work we already perform for our clients, such as the design, engineering, and implementation of national security command centers for the National Military Command Center, National Military Joint Intelligence Center, Army Operations Center, Air Force Operations Group, and the Navy Command Center. We also help military and other government departments and agencies with homeland security missions to strengthen defenses against emerging unconventional threats to the United States, such as terrorist acts, weapons of mass destruction, assaults on critical infrastructures, and cyber-based attacks. We apply advanced technology to support clients within the intelligence community with solutions in foreign language text understanding, information extraction, data mining and data warehousing, natural language processing, network engineering, and information assurance.

Defense Information Systems.    We have provided information technology support to clients within the Department of Defense for more than 20 years. We currently support Department of Defense organizations including the Office of the Secretary of Defense, the defense agencies, the Joint Chiefs of Staff organizations, the three military departments, the four military services, the National Guard, and the command structure. Our engagements in this area typically involve the design, development, integration, and implementation of large, complex information systems. We are recognized for our functional expertise in the areas of logistics, transportation, acquisition, personnel, finance, and installation management.

Civil Government

Our civil government clients include organizations within the Departments of Treasury, Transportation, State, Labor, Commerce, Agriculture, and Veterans Affairs; the Environmental Protection Agency; the National Archives and Records Administration; the Small Business Administration; the Administrative Office of the U.S. Courts; the General Accounting Office; and the Pension Benefit Guaranty Corporation. We serve as a strategic advisor and solutions provider to our clients, helping them to better achieve their missions through gains in productivity, streamlined operations, and enhanced service to citizens.

Health Care and Public Health

Our health care and public health clients throughout the federal government include military organizations within the Military Health Services System and civil organizations within the Department of Health and Human Services, which include the Health Resources and Services Administration, the Centers for Disease Control and Prevention, the National Institutes of Health, the Food and Drug Administration, and the Centers for Medicare & Medicaid Services. We combine knowledge of health care issues with expertise in all aspects of information technology to aid in projects such as business process outsourcing, bioinformatics, knowledge discovery, data mining and data warehousing, and health care facility planning.

EXISTING CONTRACT PROFILE

Contract Types.    As of June 30, 2003, we had over 700 active contract engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

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

Time-and-materials contracts.    Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit.

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

Our historical contract mix, measured as a percentage of total revenue for the periods indicated, is summarized in the table below.

	Year Ended June 30,
	2001	2002	2003
Cost-plus-fee	62%	52%	43%
Time-and-materials	23	31	37
Fixed-price	15	17	20

Government Wide Acquisition Contracts and GSA Schedule Contracts.    We are a leading supplier of information technology services and solutions to federal government clients under GWACs and are currently a prime contractor on four of the five largest information technology services GWACs, measured by the aggregate dollar amount of delivery order awards as of June 30, 2003. We also hold five GSA schedule contracts: Schedule 70, MOBIS, Environmental Advisory Services, Professional Engineering Services, and Unmanned Aerial Vehicle Systems and Related Services. GWACs and GSA schedule contracts are becoming increasingly popular contract award methods, offering more flexible, cost-effective, and rapid procurement processes.

The following table sets forth our GSA schedule contracts and the GWAC contracts on which we currently act as a prime contractor. The period of performance indicated below includes all option years.

Contract name	Host agency	Period of performance	Contract ceiling value
			(in billions)
CIO-SP2i	NIH	December 2000–December 2010	$20.0
ITOP II (ISE, SOM)	DOT	January 1999–January 2006	10.0
Millennia	GSA FEDSIM	April 1999–April 2009	25.0
Millennia Lite	GSA FTS	June 2000–June 2010	20.0
GSA Schedule 70	GSA FSS	May 1997–May 2007	No ceiling
GSA MOBIS	GSA FSS	June 1998–September 2007	No ceiling
GSA EAS	GSA FSS	September 1999–August 2004	No ceiling
GSA PES	GSA FSS	October 2000–September 2005	No ceiling
GSA UAV	GSA FSS	June 2001–May 2006	No ceiling

Revenue under our GWAC and GSA schedule contracts accounted for 49% of our total federal government revenue in fiscal 2001, 56% in fiscal 2002, and 62% in fiscal 2003.

BACKLOG

As of June 30, 2003, our backlog was approximately $1.6 billion, of which $243.3 million was funded. As of June 30, 2002, our backlog was $1.0 billion, of which $158.7 million was funded. We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenue during fiscal 2004 from approximately 20% of our total backlog as of June 30, 2003. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011.

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

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contracts are won.

SUBCONTRACTORS

When we act as a prime contractor, as we typically do, we derive revenue either through our own work or through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us as a prime contractor to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on a project or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 35%, 35%, and 30% of our revenue for fiscal year 2001, 2002, and 2003, respectively. No single subcontractor performed work that accounted for more than 3% of our revenue during any of the last three fiscal years.

APPLIED RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

We have historically undertaken applied research and development initiatives to enhance our competitive position. We believe that the development of intellectual property is a factor in our success. We employ technologies that we have developed in engagements relating to text mining, data mining, gene expression analysis, intrusion detection, and multimedia data fusion.

We perform research and development efforts largely in the area of natural language processing, applied text mining, data mining, information security, and other emerging technologies. We also leverage our intellectual property by integrating it into component technologies and vertical applications.

Some of our research and development investments have led to the formation of separate companies, including Mail2000, Inc., which provided software-based services to expedite the delivery of large volumes of mail, and Mantas, Inc., which provides services to the financial services industry to address anti-money laundering and other efforts. In February 2001, we sold our minority interest in Mail2000, recognizing a pre-tax gain of $11.8 million, including the reversal of the $900,000 accrual for probable losses under funding commitments we made to Mail2000, Inc. In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which we formed with funding and other contributions received from Safeguard Scientifics and the National Association of Securities Dealers. We have retained a non-controlling equity interest in Mantas, Inc. In October 2002, we sold our Assentor practice for approximately $5 million. We had developed Assentor as a solution for financial services firms to screen and archive e-mail messages using our proprietary text mining technology.

Although we believe it is important to continue to invest in technology to enhance our information technology services and solutions, we have eliminated such spending in our emerging technologies segment and expect all future research and development expenses to be targeted to the needs of our federal government clients as we continue to sharpen our focus on our core consulting and systems integration business.

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

CLIENTS

Our federal government clients typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate client so long as that client has independent decision-making and contracting authority within its organization. We consider each office or division within an agency or department, which directly or through a prime contractor, engages us, to be a separate client. Under the TIPSS-2 contract with the Internal Revenue Service, program managers throughout the Internal Revenue Service are able to purchase a wide range of our solutions. The Internal Revenue Service, our largest client group, accounted for approximately 10% of our revenue in fiscal 2002. No other client or client group accounted for more than 10% of our revenue in any of the last three fiscal years.

In our fiscal year ended June 30, 2003, federal government clients accounted for 99% of our revenue, with the remaining 1% attributable to commercial clients. In our fiscal year ended June 30, 2003, we derived 56.3% of our revenue from national security clients, 25.4% from civilian agencies and departments, 16.9% from health care and public health clients, and the remaining 1.4% from commercial clients. We currently support 13 of the 15 federal departments in the executive branch, all branches of the military services, and the judicial and legislative branches of the federal government. No single engagement accounted for more than 5% of our revenue in fiscal year 2003.

The following table sets forth some of our current clients for each of our federal government businesses.

Selected current federal government clients

National security	Civil government	Health care and public health
Department of Defense:	Department of Treasury:	Department of Health and Human Services:
Department of the Army	Internal Revenue Service	Office of Secretary
Department of the Navy	Department of Justice	National Institutes of Health
Department of the Air Force	Department of Interior	Food and Drug Administration

U.S. Army Reserves

U.S. Marine Corps

Joint Chiefs of Staff

U.S. Transportation Command

Air Mobility Command

Military Sealift Command

Military Traffic Management Command

Office of the Secretary of Defense

Defense Manpower Data Center

Defense Advanced Research Projects Agency

Defense Logistics Agency

Defense Information Systems Agency

Army National Guard

Various intelligence agencies

Department of Homeland Security

Department of Labor

Department of State

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

Pension Benefit Guaranty Corporation

Centers for Disease Control and Prevention

Health Resources and Services Administration

Administration for Children and Families

Centers for Medicare & Medicaid Services

Department of Defense:

Office of the Secretary of Defense (Health Affairs)

Army Medical Command

Army Telemedicine and Advanced Technology Center

Air Force Surgeon General

SALES AND MARKETING

We have a highly disciplined sales and marketing process that relies upon the business units addressing each of our target markets to further penetrate and build-out their existing accounts and our centralized federal sales and marketing organization to win new competitive procurements. Primary responsibility for selling additional services to existing clients, including client account build-out and capture of follow-on work, rests with our business units. Recognizing the importance of client account management, we assign entrepreneurial managers and executives to oversee our major accounts.

Primary responsibility for identifying, qualifying, bidding, and winning new competitive procurements, either for new clients or for large strategic new programs within existing clients, rests with our centralized federal sales and marketing organization. We have approximately 30 experienced sales and marketing professionals that perform client development, corporate communications, procurement support, pricing, and proposal development. Members of our sales and marketing organization work closely with their counterparts in our business units as we compete to win new business.

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

We encounter many of the same competitors in each of our three target markets. These competitors include:

•	Federal systems integrators such as American Management Systems, Incorporated, Anteon International Corporation, BoozAllen & Hamilton Inc., CACI International Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, Science Applications International Corporation, and Unisys Corporation;

•	Divisions of large defense contractors such as General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company;

•	Consulting firms such as Accenture Ltd, BearingPoint, Inc., and International Business Machines Corporation; and

•	Other smaller and specialized government information technology contractors.

EMPLOYEES AND CORPORATE CULTURE

Our success as an information technology services and solutions company is highly dependent on our employees. We believe we have been successful in developing a culture that enables our employees to succeed. We emphasize three essential attributes—an ethic of honesty and service, quality work and client satisfaction, and caring about our people. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings, and internal communications. Our active recruiting effort is aligned with our strategic business units and relies heavily on employee referrals in addition to a variety of other recruiting methods. Our primary source of our new recruits is employee referrals, which accounted for approximately one-third of our new hires over the past five years. We have found these referrals to be a reliable source of excellent employees. As a result of our continued focus on our employees, in 2003 we were named by Fortune magazine as one of the “100 Best Companies to Work for in America” for the fourth consecutive year.

As of June 30, 2003, we had over 2,600 employees. Approximately 50% of our employees have federal government security clearances. Approximately 95% of our employees are information technology and other professionals or managers and approximately 5% are administrative managers or support specialists. Our professional staff is highly educated, with approximately one-third holding advanced degrees. None of our employees is represented by collective bargaining agreements, and we consider our relations with our employees to be good.

CORPORATE INFORMATION

We were incorporated as Systems Research and Applications Corporation in Virginia in 1976 and began operations in 1978. We reincorporated in Delaware as SRA International, Inc. in 1984. We generally contract with the federal government through our wholly-owned subsidiary, Systems Research and Application Corporation, but we do business as SRA International, Inc.

WEBSITE ACCESS TO SEC REPORTS

Our Internet website can be found at http://www.sra.com. Information contained on our Internet website is not part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the Section 16 filings of our officers, directors, and shareholders beneficially owning 10% or more of our common stock are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s Internet website: http://www.sec.gov.

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 93%, 96%, and 99% of our revenue for fiscal 2001, 2002, and 2003, respectively. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 47%, 53%, and 58% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under four GWACs and more than 20 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2001, 2002, and 2003, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 87%, 91%, and 86%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance in the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

We understand the Department of the Navy may be considering revisions to its contracting practices that could result in the Navy limiting its use of GWACs and GSA schedule contracts. Specifically, the Navy may require that its procurements be contracted for using only Navy-specific contract vehicles, unless senior Navy officials approve the use of contract vehicles other than Navy-specific contract vehicles. This or similar initiatives if taken by the Navy or other government agencies and departments could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for this business in the future may be harmed.

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

Our backlog was approximately $1.6 billion as of June 30, 2003, of which $243.3 million was funded. We currently expect to recognize revenue during fiscal 2004 from approximately 20% of our total backlog as of June 30, 2003. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of June 30, 2003 from which we expect to recognize revenue in fiscal 2004 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of June 30, 2003, our revenue and operating results for our 2004 fiscal year as well as future reporting periods may be materially harmed.

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

If we fail to attract and retain skilled employees, we might not be able to staff recently awarded engagements and sustain our profit margins and revenue growth.

We must continue to hire significant numbers of highly qualified individuals in fiscal 2004 who have advanced information technology and technical services skills and who work well with our clients in a government or defense-related environment. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. If we encounter a tight labor market, as we did in the first half of fiscal 2001, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue.

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or a GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 35%, 35%, and 30% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively.

We may not be successful in identifying acquisition candidates; and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, and disrupt our business.

One of our strategies is to pursue growth through acquisitions. We have limited acquisition experience to date. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could harm our operating results.

If we are unable to integrate companies we acquire into our business successfully or to achieve the expected benefits of these acquisitions, our revenue and operating results may be impaired.

If we are unable to successfully integrate companies we have acquired or may acquire in the future, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue. In addition, we may experience increased attrition, including but not limited to key employees of acquired companies, during and following the integration of acquired companies that could reduce our future revenue.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include federal systems integrators such as Computer Sciences Corporation and Science Applications International Corporation, divisions of large defense contractors such as Lockheed Martin Corporation and Northrop Grumman Corporation, and consulting firms such as Accenture Ltd. and BearingPoint, Inc. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

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

•	the need to bid on engagements in advance of the completion of their design, which may result in unforeseen difficulties in executing the engagement and cost overruns;

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to accurately estimate the resources and costs that will be required to service any contract we are awarded;

•	the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

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

We may lose money on some contracts if we underestimate the resources we need to perform under the contract.

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For fiscal 2003, we derived 43%, 37%, and 20% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. For fiscal 2002, we derived 52%, 31%, and 17% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. For fiscal 2001, the corresponding percentages were 62%, 23%, and 15%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

We may lose revenue and our cash flow and profitability could be negatively affected if expenditures are incurred prior to final receipt of a contract.

We provide various professional services and sometimes procure equipment and materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy performance execution requirements, we may elect to initiate procurements in advance of receiving final authorization from the government client or a prime contractor. If our government or prime contractor clients’ requirements should change or if the government or another prime contractor should direct the anticipated procurement to a contractor other than us or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated revenue and have a negative affect on our cash flow and profitability.

Our operating margins and operating results may suffer if cost-plus-fee contracts increase in proportion to our total contract mix.

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 62%, 52%, and 43% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have recently been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 15%, 17%, and 20% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 35%, 35%, and 30% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

We create, implement, and maintain information technology solutions that are often critical to our clients’ operations. We have experienced and may in the future experience some systems and service failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, products, or other applications have significant defects or errors, are subject to delivery delays, or fail to meet our clients’ expectations, we may:

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

While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our clients, we cannot assure you that these contractual provisions will be legally sufficient to protect us if we are sued. In addition, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. As we continue to grow and expand our business into new areas our insurance coverage may not be adequate. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our reputation.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business.

Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, the government client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenue anticipated from the contract, which could harm our operating results.

Security breaches in sensitive government systems could result in loss of clients and negative publicity.

Many of the systems we develop, install, and maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could materially reduce our revenue.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our class A common stock to decline.

Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline. Factors that may affect our operating results include:

•	fluctuations in revenue earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts, GWACs, and agency-specific indefinite delivery/indefinite quantity contracts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	contract mix and the extent of use of subcontractors;

•	changes in presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general; and

•	the seasonality of our business, particularly in our first fiscal quarter that ends September 30.

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

We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others, including our employees, may compromise the trade secrets and other intellectual property that we own. Although we require our employees to execute non-disclosure and intellectual property assignment agreements and comply with related policies and procedures, these agreements may not be legally or practically sufficient to protect our rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources, with no assurance of success.

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

Activation of military reserves, in connection with international conflicts or otherwise, could result in some clients and client contracting staff being activated into the military services. This could delay contract awards that might be in the evaluation or award process, which could in turn reduce our revenue until such time as our clients are able to complete the evaluation and award process, or could even result in the loss of the potential contract award.

In addition, as of June 30, 2003, we had approximately 60 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 47%, 53%, and 58% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 46%, 43%, and 41% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. A shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense or the Department of Homeland Security, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 93%, 96%, and 99% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

•	the curtailment of the federal government’s use of technology services firms;

•	a significant decline in spending by the federal government in general, or by specific departments or agencies in particular;

•	a reduction in spending or shift of expenditures from existing programs to pay for an international conflict or related reconstruction efforts;

•	a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict, or to pay for the cost of related reconstruction efforts;

•	reductions in federal government programs or requirements;

•	the adoption of new laws or regulations that affect companies that provide services to the federal government;

•	delays in the payment of our invoices by government payment offices;

•	federal governmental shutdowns, such as the shutdown that occurred during the government’s 1996 fiscal year, and other potential delays in the government appropriations process, such as federal agencies having to operate under a continuing funding resolution because of delays in Congressional budget appropriations; and

•	general economic and political conditions.

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

The failure by Congress to timely approve budgets for the federal agencies we support could delay or reduce spending and cause us to lose revenue.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, then Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate on the basis of a continuing resolution it may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed, and in some cases being cancelled.

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

The Office of Management and Budget, or OMB, supervises spending by federal agencies, including enforcement of the Government Performance Results Act. This Act requires, among other things, that federal agencies make an adequate business justification to support capital planning initiatives, including all information technology investments. The factors considered by OMB include, among others, whether the proposed information technology investment is expected to achieve an appropriate return on investment, whether related processes are contemporaneously reviewed, whether inter-operability with existing systems and the capacity for these systems to share data across government has been considered, and whether existing off-the-shelf products are being utilized to the extent possible. If our clients do not adequately justify proposed information technology investments to the OMB, the OMB may refuse funding for their new or continuing information technology investments, and we may lose revenue as a result.

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

Other Risks Related to Our Stock

A public market for our class A common stock has existed only for a limited period of time, and our stock price is volatile and could decline, resulting in a substantial loss on your investment.

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

The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and investors in our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies or companies deemed to be similar;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenue or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	contract mix and the extent of use of subcontractors;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	federal government spending levels, both generally and by our particular government clients;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	the failure by Congress to approve timely budgets;

•	speculation in the press or investment community;

•	changes in the government information technology services industry;

•	changes in accounting principles;

•	terrorist acts;

•	general market conditions, including economic factors unrelated to our performance; and

•	military action related to international conflicts, wars, or otherwise.

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

As of August 29, 2003, Ernst Volgenau, our chief executive officer, beneficially owned 387,548 shares of class A common stock and 6,708,270 shares of class B common stock, which represented approximately 66.4%

of the combined voting power of our outstanding common stock. As of August 29, 2003, our executive officers and directors as a group beneficially owned an aggregate of 4,195,760 shares of class A common stock and 8,486,029 shares of class B common stock, which represented approximately 86.9% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise control or significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

A substantial number of shares will become eligible for sale in the near future, which could cause our class A common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market, the market price of our class A common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In October 2003, 2,117,645 shares will become available for sale in the public market following the expiration of the lock-up between us and the entities affiliated with General Atlantic Partners, LLC. In January 2004, 160,905 shares purchased by certain executives of Adroit Systems, Inc., in connection with our January 2003 acquisition of Adroit, will become available for sale in the public market following the first anniversary of the share purchase date. As these restrictions on resale end, the market price of our class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. Also, as of August 29, 2003, options to purchase 2,533,252 shares of our class A common stock were exercisable. Shares issued upon the exercise of any of these stock options would generally be available for sale in the public market.

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

Item 2.    PROPERTIES

We lease our office facilities and we do not own any facilities or real estate. We have leased our corporate headquarters at 4350 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. Currently the two buildings comprising our headquarters are leased under separate leases with the same landlord. Both of our headquarters’ leases expire on December 31, 2015. We also lease other facilities in Alexandria, Arlington, Fairfax, Falls Church, and Newport News, Virginia; Baltimore, Landover, Linthicum, New Carrollton, and Rockville, Maryland; Fort Walton Beach, Florida; Atlanta and Warner Robins, Georgia; Minneapolis, Minnesota; Shrewsbury, New Jersey; Albany, New York; Durham, North Carolina; Dayton, Ohio; San Antonio, Texas; San Diego, California; Fairview Heights, Illinois; Colorado Springs, Colorado; and Bremerton, Washington. In addition, we have employees who work on engagements at other smaller operating locations around the United States.

Item 3.    LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since May 24, 2002, our class A common stock has been publicly traded on the New York Stock Exchange under the symbol “SRX.” Prior to May 24, 2002, our class A common stock was not publicly traded. From May 24, 2002 to June 30, 2003, the ranges of high and low sale prices of our class A common stock as reported by the New York Stock Exchange for each quarter during this period were as follows:

	High	Low
Year ended June 30, 2002:
Fourth Quarter (from May 24, 2002)	$27.45	$21.25

Year ended June 30, 2003:
First Quarter	30.66	22.34
Second Quarter	29.09	22.66
Third quarter	29.80	21.09
Fourth Quarter	33.50	22.13

As of August 29, 2003, there were approximately 100 holders of record of our class A common stock and 2 holders of record of our class B common stock. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of August 29, 2003, the closing price of our class A common stock was $36.37.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sale of Unregistered Securities

During fiscal 2003, we issued 62,616 shares of our class A common stock to our SRA International, Inc. 401(k) Plan through matching contributions and discretionary contributions as determined by our board of directors. These issuances were not sales within the meaning of the Act.

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2001, 2002 and 2003, and the balance sheet data as of June 30, 2002 and 2003, are derived from, and are qualified by reference to, our audited financial statements that have been audited by Deloitte & Touche LLP, independent auditors, and that are included in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 1999 and 2000, and the balance sheet data as of June 30, 1999, 2000, and 2001, are derived from our audited financial statements that have been audited by Deloitte & Touche LLP and not included in this Form 10-K. The selected financial data reflect our adoption of the accrual method of accounting for income tax reporting in February 2002 and our acquisitions of The Marasco Newton Group, Ltd. in January 2002 and Adroit Systems, Inc. in January 2003. For more information on the change in accounting method for income tax reporting and these acquisitions, see notes 9 and 16 to our financial statements.

	Year Ended June 30,
	1999	2000	2001	2002	2003
	(in thousands except share and per share data)
Statement of Operations Data:
Revenue	$291,856	$312,035	$312,548	$361,197	$450,375
Operating costs and expenses:
Cost of services	199,732	213,549	221,835	258,863	316,672
Selling, general, and administrative	70,567	77,200	84,985	76,143	82,753
Depreciation and amortization	5,720	7,258	8,045	7,684	8,962
Reimbursement of expenses upon formation of Mantas, Inc.	—	—	(6,485)	—	—

Total operating costs and expenses	276,019	298,007	308,380	342,690	408,387

Operating income	15,837	14,028	4,168	18,507	41,988
Interest (expense) income, net	(1,068)	(529)	(797)	(101)	1,387
Gain (loss) on equity method investment	—	(900)	11,776	373	1,031
Gain on sale of Assentor practice	—	—	—	—	4,685
Other (expense) income	—	(209)	(2,391)	1,775	—

Income before taxes	14,769	12,390	12,756	20,554	49,091
Provision for income taxes	6,129	5,092	5,383	9,277	19,431

Net income	$8,640	$7,298	$7,373	$11,277	$29,660

Earnings per share:
Basic	$0.62	$0.53	$0.54	$0.77	$1.39

Diluted	$0.51	$0.44	$0.45	$0.66	$1.25

Weighted-average shares:
Basic	13,852,600	13,787,806	13,563,723	14,630,512	21,345,155

Diluted	16,953,438	16,674,610	16,401,370	17,030,717	23,729,986

	As of June 30,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$113	$9	$8	$87,137	$158,264
Short-term investments	—	—	—	—	433
Working capital	35,599	29,348	21,749	131,569	219,655
Total assets	129,830	125,425	127,458	226,293	364,711
Long-term debt, net of current portion	15,594	9,136	2,000	400	—
Total stockholders’ equity	37,180	42,062	43,112	159,444	283,015

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading provider of information technology services and solutions to federal government clients in three principal markets: national security, civil government, and health care and public health. Since our founding in 1978, we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. During each of our last three fiscal years, we recognized more than 94% of our revenue from contract engagements in which we acted as a prime contractor. Our contract base is diversified among federal government clients, and we currently serve over 300 government clients on more than 700 active engagements. No single engagement accounted for more than 5% of our revenue during the last three fiscal years. The Internal Revenue Service, as a client group, accounted for approximately 10% of our revenue in fiscal 2002. No other client or client group accounted for more than 10% of our revenue in the last three fiscal years.

Our backlog as of June 30, 2003 was approximately $1.6 billion, of which $243.3 million was funded. Our backlog as of June 30, 2002 was $1.0 billion, of which $158.7 million was funded. We define our backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenue during fiscal 2004 from approximately 20% of our total backlog as of June 30, 2003. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011.

We have had three operating segments for financial reporting purposes during the periods covered by this discussion and analysis. Our reportable segments include the consulting and systems integration business, or C&SI, the emerging technologies business, or ET, and the legal systems integration business, or LSI.

•	The C&SI segment represents our core business and includes high-end consulting services and information technology solutions primarily for federal government clients. This segment focuses on our three principal markets: national security, civil government, and health care and public health. As of June 30, 2003, the C&SI segment represents all of our ongoing operations.

•	The ET segment historically performed advanced technology research and development, sought commercial applications for this technology, and managed our commercial software products and services offerings, including the Assentor practice. Substantially all ET segment activities had ceased as of June 30, 2002. Substantially all ET segment employees were redeployed to the C&SI segment or terminated as of the end of fiscal 2002. As of July 1, 2002, the only remaining activity in the ET segment was our Assentor practice. In October 2002, we sold our Assentor practice to a third party for approximately $5 million.

•	The LSI segment consisted of our legal systems integration business, which we closed as of December 31, 2000. The legal systems integration business provided network and desktop integration services for large law firms. Increasingly, these law firms retained their own internal staff to perform this work and the nature of our services to these clients became commoditized. As a result, there were fewer engagements of the scale and margin potential to justify maintaining this business. Because we closed the LSI segment as of December 31, 2000, our financial statements covering periods after that date do not reflect any results from the LSI segment and will not in the future.

The following table summarizes the percentage of total revenue for each period represented by each of our reportable segments.

	Year ended June 30,
Segment	2001	2002	2003
Consulting & systems integration	94.4%	98.6%	99.8%
Emerging technologies	4.5	1.4	0.2
Legal systems integration	1.1	—	—

We have historically invested in applied research and development to develop new technologies that enhance our information technology services and solutions. Some of these investments have supported the C&SI segment, while others were independent initiatives and were reflected in the ET segment.

Some of our research and development investments have led to the formation of separate companies, including Mail2000, Inc., which provided software-based services to expedite the delivery of large volumes of mail, and Mantas, Inc., which provides services to the financial services industry to address anti-money laundering and other data mining issues. In February 2001, we sold our minority interest in Mail2000, Inc., recognizing a pre-tax gain of $11.8 million, including the reversal of a $900,000 accrual for probable losses under funding commitments we made to Mail2000, Inc. In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which we formed with funding and other contributions received from Safeguard Scientifics and the National Association of Securities Dealers, Inc., or the NASD. We have retained a non-controlling equity interest in Mantas, Inc. In October 2002, we sold our Assentor practice for approximately $5 million. Although we believe it is important to continue to invest in technology to enhance our information technology services and solutions, we have eliminated such spending in the ET segment and expect all future research and development expenses to be targeted to the needs of our federal government customers as we have sharpened our focus on our core C&SI business.

In the future, we intend to focus on increasing our internal growth, and we may pursue strategic acquisitions that can cost-effectively add new clients, specific agency knowledge, or technological expertise. In January 2002, we made our first government services acquisition, acquiring The Marasco Newton Group Ltd., or MNG, for its expertise in the federal government environmental market. In January 2003, we acquired Adroit Systems, Inc., or Adroit, for its expertise in the areas of command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR. We expect that these acquisitions will enable us to sell our services and solutions to MNG’s and Adroit’s existing client base and to jointly pursue potential new opportunities.

Description of Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, contract cost accounting, and accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of the intangible assets. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected.

Revenue Recognition

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

•	Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. Cost-plus-fixed-fee contracts specify the contract fee in dollars. Cost-plus-award-fee contracts may provide for a base fee amount, plus an award fee that varies, within specified limits, based upon the client’s assessment of our performance as compared to contractual targets for factors such as cost, quality, schedule, and performance. The majority of our cost-plus-fee contracts are cost-plus-fixed-fee.

•	Time-and-materials contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor costs vary in relation to fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

•	Fixed-price contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance.

Our historical contract mix, measured as a percentage of total revenue for each period, is summarized in the table below.

	Year ended June 30,
Contract type	2001	2002	2003
Cost-plus-fee	62%	52%	43%
Time-and-materials	23	31	37
Fixed-price	15	17	20

Our government clients typically determine what type of contract will be awarded to us. In general, cost-plus-fee contracts are the least profitable of our contract types. Recently, the relative mix of our cost-plus-fee contracts has declined. Although we have recently been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

Critical Accounting Policies Relating to Revenue Recognition.    We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a regular review of our contract performance. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and client satisfaction. This review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract performance review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a client pays us a specified amount to provide only a particular service for a stated time period, a so-called fee-for-service arrangement, is recognized as amounts are billable, assuming all other criteria for revenue recognition are met. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a client that the fee has been earned.

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

From time to time, we may proceed with work based on client direction pending finalization and signing of formal contract documents. We have an internal process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program.

We maintain reserves for doubtful accounts receivable that may arise in the normal course of business. Historically, we have not had significant write-offs of doubtful accounts receivable related to work we perform for the federal government. However, we do perform work on contracts and task orders where on occasion issues arise that lead to accounts receivable not being fully collected.

Contract Cost Accounting

As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials purchased under a contract, and other non-labor costs incurred in support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations. These costs typically include our selling, general, and administrative expenses, fringe benefit expenses, and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs, and the amortization of identified intangible assets, among others. A key element to our recent margin expansion has been our success at controlling indirect cost growth and unallowable costs. In addition, as we acquire and integrate new companies, we have been able to manage our indirect costs and improve operating margins by realizing opportunities for cost synergies and integrating the indirect support functions of acquired companies into our own.

Accounting for Acquisitions

The purchase price that we pay to acquire the stock or assets of an entity must be assigned to the net assets acquired based on the estimated fair market value of those net assets. The purchase price in excess of the estimated fair market value of the tangible net assets and separately identified intangible assets acquired represents goodwill. The purchase price allocation related to acquisitions involves significant estimates and management judgments that may be adjusted during the purchase price allocation period, but in no case beyond one year from the acquisition date.

We must evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach. We performed our annual goodwill impairment analysis as of January 1, 2003. There was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it would have an adverse non-cash impact on our results of operations.

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. None of these events have occurred for fiscal 2003. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

Statement of Operations Items

The following is a description of certain line items and other components of our consolidated statements of operations.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for clients. Among the functions covered by these costs are asset and facilities management, business development, research and development, contracts and legal, finance and accounting, executive and senior management, human resources, and information system support. Facilities-related costs are also included in selling, general, and administrative expenses. Historically, the portion of selling, general, and administrative expenses that relate to corporate support functions are allocated to segments based on the ratio of segment labor expenses to total labor, exclusive of corporate selling, general, and administrative labor. The total amount of corporate selling, general, and administrative expense allocated to segments was $37.2 million and $35.9 million for fiscal 2001 and fiscal 2002, respectively. With the elimination of all ET segment activities in fiscal 2003, all selling, general, and administrative expenses that relate to corporate support functions for the year ended June 30, 2003 were assigned to the C&SI segment.

Stock-Based Compensation Expense

Stock-based compensation expense reflects expenses related to stock option grants for which pre-existing grant terms were modified or for which the exercise price was below fair market value. Stock-based compensation expenses are included in selling, general, and administrative expenses. Stock-based compensation expenses were $937,000 for fiscal 2002 and $211,000 for fiscal 2003. As of June 30, 2003, we had $509,000 of deferred stock-based compensation expense, which will be recognized ratably over the 29-month remaining vesting period of the related stock options.

Depreciation and Amortization

Depreciation and amortization includes depreciation of computers and other equipment, the amortization of software we use internally, the amortization of leasehold improvements, and the amortization of identified intangible assets. These depreciation and amortization expenses are allocated to segments based on the ratio of segment labor expenses to total labor, exclusive of corporate selling, general and administrative labor. The amortization of computer software developed for sale to clients is included in cost of services.

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

Operations of the Mantas service offering for the period from January 1, 2001 to May 24, 2001 resulted in our incurring approximately $9.9 million of expenses and realizing approximately $3.4 million of revenue, which we included in our operating results as revenue and expenses. On May 24, 2001, Mantas LLC converted from a limited liability company to a corporation and changed its name to Mantas, Inc. On the same day, we transferred the contracts, people, and intellectual property rights of our Mantas service offering to Mantas, Inc. in exchange for a non-controlling interest in Mantas, Inc. Subsequent to May 24, 2001, Mantas, Inc. reimbursed us for the expenses described above and we paid Mantas, Inc. for the revenue described above. This resulted in a net reimbursement to us of approximately $6.5 million which is recorded as a separate line item in our operating results. Since May 24, 2001, we have accounted for our investment in Mantas, Inc. using the equity method of accounting.

Gains and Losses on Equity Method Investments

We use the equity method of accounting for investments in which we do not have a controlling interest but exercise significant influence. Under the equity method, investments are carried at cost and then are adjusted to reflect our portion of increases and decreases in the net assets of the investee. Our investment in Mail2000, Inc. was accounted for under the equity method until it was sold in February 2001. The gains we recognized upon the sale of our minority interest in Mail2000, Inc. and when we subsequently received payments upon the release of funds pursuant to the terms of indemnification escrow agreements established at the time of sale are included in gain on sale of equity method investment. Our investment in Mantas, Inc. has been accounted for under the equity method since its formation in May 2001. We are required to recognize our proportionate interest in Mantas, Inc.’s losses to the extent we have a cost basis in the investment on our balance sheet. We have no cost basis in Mantas, Inc. because we did not previously capitalize our internal investments in the Mantas service offerings. Accordingly, we have not recognized any portion of Mantas, Inc.’s losses through June 30, 2003.

Gain on Sale of Assentor Practice

In October 2002, we sold our Assentor practice for approximately $5 million, resulting in a pre-tax gain of $4.7 million. All proceeds as a result of this sale were received in October 2002 upon closing.

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

	Year Ended June 30,
	2001	2002	2003
	(in thousands)
Revenue	$312,548	$361,197	$450,375
Operating costs and expenses:
Cost of services	221,835	258,863	316,672
Selling, general, and administrative	84,985	76,143	82,753
Depreciation and amortization	8,045	7,684	8,962
Reimbursement of expenses upon formation of Mantas, Inc.	(6,485)	—	—

Total operating costs and expenses	308,380	342,690	408,387

Operating income	4,168	18,507	41,988
Interest (expense) income, net	(797)	(101)	1,387
Gain on sale of equity method investment	11,776	373	1,031
Gain on sale of Assentor practice	—	—	4,685
Other (expense) income	(2,391)	1,775	—

Income before taxes	12,756	20,554	49,091
Provision for income taxes	5,383	9,277	19,431

Net income	$7,373	$11,277	$29,660

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	71.0	71.7	70.3
Selling, general, and administrative	27.2	21.1	18.4
Depreciation and amortization	2.6	2.1	2.0
Reimbursement of expenses upon formation of Mantas, Inc.	(2.1)	—	—

Total operating costs and expenses	98.7	94.9	90.7

Operating income	1.3	5.1	9.3
Interest (expense) income, net	(0.3)	(0.0)	0.3
Gain on sale of equity method investment	3.8	0.1	0.2
Gain on sale of Assentor practice	—	—	1.1
Other (expense) income	(0.7)	0.5	—

Income before taxes	4.1	5.7	10.9
Provision for income taxes	1.7	2.6	4.3

Net income	2.4%	3.1%	6.6%

The following tables set forth revenue, operating costs and expenses and operating income (loss) for each of our reportable business segments, as well as those items expressed as a percentage of the segment’s revenue, for the periods indicated. See note 15 to our financial statements for more information on our reportable business segments.

Consulting & Systems Integration Segment

	Year ended June 30,
	2001	2002	2003
	(in thousands)
Revenue	$294,892	$356,246	$449,298
Operating costs and expenses:
Cost of services	211,277	255,692	315,898
Selling, general, and administrative	60,414	68,518	82,417
Depreciation and amortization	6,938	7,371	8,949

Total operating costs and expenses	278,629	331,581	407,264

Operating income	$16,263	$24,665	$42,034

	(as a percentage of consulting & systems integration revenue)
Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	71.6	71.8	70.3
Selling, general, and administrative	20.5	19.2	18.3
Depreciation and amortization	2.4	2.1	2.0

Total operating costs and expenses	94.5	93.1	90.6

Operating income	5.5%	6.9%	9.4%

Emerging Technologies Segment

	Year ended June 30,
	2001	2002	2003
	(in thousands)
Revenue	$14,168	$4,951	$1,077
Operating costs and expenses:
Cost of services	8,961	3,171	774
Selling, general, and administrative	18,951	7,625	336
Depreciation and amortization	949	313	13
Reimbursement of expenses upon formation of Mantas, Inc.	(6,485)	—	—

Total operating costs and expenses	22,376	11,109	1,123

Operating loss	$(8,208)	$(6,158)	$(46)

Gain on sale of equity method investment	$11,776	$373	$1,031

	(as a percentage of emerging technologies revenue)
Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	63.2	64.1	71.9
Selling, general, and administrative	133.8	154.0	31.2
Depreciation and amortization	6.7	6.3	1.2
Reimbursement of expenses upon formation of Mantas, Inc.	(45.8)	—	—

Total operating costs and expenses	157.9	224.4	104.3

Operating loss	(57.9)%	(124.4)%	(4.3)%

Gain on sale of equity method investment	83.1%	7.5%	95.7%

Legal Systems Integration Segment

	Year ended June 30,
	2001	2002	2003
	(in thousands)
Revenue	$3,488	$—	$—
Operating costs and expenses:
Cost of services	1,597	—	—
Selling, general, and administrative	5,620	—	—
Depreciation and amortization	158	—	—

Total operating costs and expenses	7,375	—	—

Operating loss	$(3,887)	$—	$—

	(as a percentage of legal systems integration revenue)
Revenue	100.0%	—%	—%
Operating costs and expenses:
Cost of services	45.8	—	—
Selling, general, and administrative	161.1	—	—
Depreciation and amortization	4.5	—	—

Total operating costs and expenses	211.4	—	—

Operating loss	(111.4)%	—%	—%

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Revenue

For fiscal 2003, total revenue increased 24.7% to $450.4 million, from $361.2 million for fiscal 2002. The C&SI segment revenue increased 26.1% to $449.3 million for fiscal 2003, from $356.2 million for fiscal 2002. Revenue growth in this segment resulted primarily from approximately $40 million of revenue from new national security contracts and approximately $40 million of increased revenue related to acquired companies. The ET segment revenue decreased 78.2% to $1.1 million for fiscal 2003, from $5.0 million for fiscal 2002. The revenue decline in this segment was due to reduced billings for professional services provided primarily to Mantas, Inc. and our sale of the Assentor practice in October 2002.

Cost of Services

For fiscal 2003, total cost of services increased 22.3% to $316.7 million, from $258.9 million for fiscal 2002. As a percentage of total revenue, total cost of services decreased to 70.3% for fiscal 2003, from 71.7% for fiscal 2002. The C&SI segment cost of services increased 23.5% to $315.9 million for fiscal 2003, from $255.7 million for fiscal 2002, reflecting additional services provided primarily under new national security contract awards of approximately $28 million and the cost of services incurred by acquired companies of approximately $28 million. As a percentage of C&SI revenue, C&SI cost of services decreased to 70.3% for fiscal 2003, from 71.8% for fiscal 2002. This decrease as a percentage of C&SI revenue was attributable primarily to three factors. First, we had a shift to services being provided under more profitable fixed-price contracts, which decreases the ratio of cost of services to revenue. Second, we reduced the level of services provided by subcontractors relative to services being provided by our employees. Work performed by our employees is more profitable than subcontracted work, which decreases the ratio of cost of services to revenue. Third, our 401(k) contribution expense included in cost of services for the earlier period was higher than in fiscal 2003, increasing the ratio of cost of services to revenue for fiscal 2002. The ET segment cost of services decreased 75.6% to $774,000 for fiscal 2003, from $3.2 million for fiscal 2002, reflecting reduced billings for professional services provided primarily to Mantas, Inc. and the sale of our Assentor practice in October 2002. As a percentage of ET revenue, ET cost of services increased to 71.9% for fiscal 2003, from 64.0% for fiscal 2002.

Selling, General, and Administrative Expenses

For fiscal 2003, total selling, general, and administrative expenses increased 8.7% to $82.8 million, from $76.1 million for fiscal 2002. As a percentage of total revenue, total selling, general, and administrative expenses decreased to 18.4% for fiscal 2003, from 21.1% for fiscal 2002. Total selling, general, and administrative expenses for fiscal 2003 included stock-based compensation of $211,000 compared to $937,000 for fiscal 2002. The C&SI segment selling, general, and administrative expenses increased 20.3% to $82.4 million for fiscal 2003, from $68.5 million for fiscal 2002. As a percentage of C&SI revenue, C&SI selling, general, and administrative expenses decreased to 18.3% for fiscal 2003, from 19.2% for fiscal 2002. This decrease resulted primarily from leveraging our centralized corporate services functions. Additionally, we increased our incremental spending on business development and proposal activities while constraining the cost growth of other corporate support functions. The ET segment selling, general, and administrative expenses decreased 95.6% to $336,000 for fiscal 2003, from $7.6 million for fiscal 2002, reflecting the elimination of activities focused on the commercialization of technologies unrelated to our core C&SI client requirements and the sale of our Assentor practice in October 2002.

Depreciation and Amortization

For fiscal 2003, total depreciation and amortization increased by 16.6% to $9.0 million, from $7.7 million for fiscal 2002. As a percentage of total revenue, total depreciation and amortization was 2.0% for fiscal 2003, compared to 2.1% for fiscal 2002.

Interest Income (Expense), net

For fiscal 2003, interest income, net was $1.4 million compared to interest expense, net of $101,000 for fiscal 2002. This improvement reflects reduced borrowings and increased cash and investment balances resulting from the proceeds received as a result of our May 2002 initial public offering and improved cash flows from operating activities.

Gain on Sale of Equity Method Investment

The gain on sale of equity method investment reflected in each period represents cash we received when indemnification escrows associated with the February 2001 sale of our interest in Mail2000, Inc. were released.

Gain on Sale of Assentor Practice

In October 2002, we sold our Assentor practice for approximately $5 million, resulting in a net pre-tax gain of $4.7 million.

Other Income

In February 2002, we settled a matter with the Internal Revenue Service and reversed previously established reserves of approximately $1.8 million.

Income Taxes

For fiscal 2003, our effective income tax rate decreased to 39.6%, from 45.1% for fiscal 2002. This decrease was due primarily to lower nondeductible stock-based compensation expenses and other nondeductible expenses for tax purposes in fiscal 2003.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Revenue

For fiscal 2002, total revenue increased 15.6% to $361.2 million, from $312.5 million for fiscal 2001. The C&SI segment revenue increased 20.8% to $356.2 million for fiscal 2002, from $294.9 million for fiscal 2001. Revenue growth in this segment resulted primarily from approximately $20 million of revenue related to the acquisition of MNG in January 2002, approximately $30 million of revenue related to new contract wins, including contracts with the National Guard Bureau, the Office of the Secretary of Defense, and several contracts related to homeland security, and approximately $11 million of revenue related to the expansion of services to the Internal Revenue Service. The ET segment revenue decreased 65.1% to $5.0 million for fiscal 2002, from $14.2 million for fiscal 2001. The $14.2 million of revenue for fiscal 2001 included $8.0 million of revenue attributable to Mantas service offerings. Following the formation of Mantas, Inc. as a separate company in May 2001, we have not consolidated its revenue or expenses. For fiscal 2002, more than 85% of the revenue of the ET segment related to licensing and maintenance of our proprietary software, primarily Assentor. The LSI segment revenue was $3.5 million for fiscal 2001. We did not recognize any LSI revenue for fiscal 2002 because we closed the LSI segment as of December 31, 2000.

Cost of Services

For fiscal 2002, total cost of services increased 16.7% to $258.9 million, from $221.8 million for fiscal 2001. As a percentage of total revenue, total cost of services increased to 71.7% for fiscal 2002, from 71.0% for fiscal 2001. The C&SI segment cost of services increased 21.0% to $255.7 million for fiscal 2002, from $211.3 million for fiscal 2001. Approximately $14 million of this increase was due to services provided under MNG contracts, approximately $22 million was due to new contract wins, and approximately $8 million was due to the expansion of services to the Internal Revenue Service. As a percentage of C&SI revenue, C&SI cost of services increased slightly to 71.8% for fiscal 2002, from 71.6% for fiscal 2001. This increase as a percentage of C&SI revenue is attributable to higher stock-based 401(k) contribution expense, a component of the fringe benefit expenses allocated to direct labor, in fiscal 2002. The ET segment cost of services declined 64.6% to $3.2 million for fiscal 2002, from $9.0 million for fiscal 2001, reflecting the formation of Mantas, Inc. as a separate company. As a percentage of ET revenue, ET cost of services increased slightly to 64.1% for fiscal 2002, from 63.2% for fiscal 2001. The LSI segment cost of services was $1.6 million for fiscal 2001. We did not incur any LSI cost of services for fiscal 2002 because we closed the LSI segment as of December 31, 2000.

Selling, General, and Administrative Expenses

For fiscal 2002, total selling, general, and administrative expenses decreased 10.4% to $76.1 million, from $85.0 million for fiscal 2001. Total selling, general, and administrative expenses for fiscal 2002 included stock-based compensation of $937,000, compared to no stock-based compensation expenses for fiscal 2001. As a percentage of total revenue, total selling, general, and administrative expenses decreased to 21.1% for fiscal 2002, from 27.2% for fiscal 2001. The C&SI segment selling, general, and administrative expenses increased 13.4% to $68.5 million for fiscal 2002, from $60.4 million for fiscal 2001. As a percentage of C&SI revenues, C&SI selling, general, and administrative expenses decreased to 19.2% for fiscal 2002, from 20.5% for fiscal 2001. This decrease as a percentage of C&SI revenue occurred because C&SI management expenses and corporate costs allocated to C&SI both grew at a lower rate than C&SI revenue because of cost control measures taken by management. The ET segment selling, general, and administrative expenses declined 59.8% to $7.6 million for fiscal 2002, from $19.0 million for fiscal 2001, reflecting the formation of Mantas, Inc. as a separate company. As a percentage of ET revenue, ET selling, general, and administrative expenses increased to 154.0% for fiscal 2002, from 133.8% for fiscal 2001. This increase was due to reduced client demand for our ET products and services and the fact we did not reduce our staff proportionately during the period. The LSI segment selling, general, and administrative expenses were $5.6 million for fiscal 2001. We did not incur any LSI selling, general, and administrative expenses for fiscal 2002 because we closed the LSI segment as of December 31, 2000.

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

Other (Expense) Income

Other expense was $2.4 million for fiscal 2001, reflecting our provision for probable interest due on income taxes as a result of the Internal Revenue Service challenging our use of the cash method of accounting for income taxes. On February 28, 2002, we settled this matter with the Internal Revenue Service. The interest and other settlement-related expenses were less than the total $2.6 million reserve we had accrued for this issue. As a result, we reversed the excess reserve, recording other income in fiscal 2002 of $1.8 million.

Gain on Sale of Equity Method Investment

For fiscal 2002, we recognized a gain of $373,000 when we received cash from the release of an indemnification escrow related to the sale of our minority interest in Mail2000, Inc. In February 2001, we sold our interest in Mail2000, Inc. and recognized a pre-tax gain of $10.9 million for fiscal 2001. During fiscal 2001, we also reversed a $900,000 accrual for probable losses under funding commitments we had previously made to Mail2000, Inc.

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

Liquidity and Capital Resources

Our primary liquidity needs have historically been to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to repurchase our stock from our employees as part of an internal stock repurchase program we maintained as a privately-held company. We have historically relied on cash flow from operations and borrowings under our credit facility for liquidity. In May 2002, we completed an initial public offering that resulted in net proceeds to us of approximately $94 million. In June 2003, we completed a follow-on offering that resulted in net proceeds to us of approximately $71 million. As a public company focused on growing our core C&SI business, we expect our future liquidity needs will be primarily to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, and to make selected strategic acquisitions. As a public company, repurchasing stock from employees is no longer a liquidity requirement as we have discontinued our internal stock repurchase program. We expect the combination of cash flows from operations, our cash and cash equivalents and short-term investments, and the available borrowing capacity under our credit facility to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Our ability to borrow funds is generally related to the level of receivables we have due from clients and the amount of cash flow we generate from our operating activities.

Our cash and cash equivalents and short-term investments were $158.7 million as of June 30, 2003 up from $87.1 million as of June 30, 2002. We had no borrowings outstanding under our credit facility as of either June 30, 2003 or June 30, 2002. Accounts receivable represent our largest working capital requirement. We typically bill our clients monthly after services are rendered.

Cash Flow

Net cash provided by operating activities was $43.3 million for the year ended June 30, 2003, an increase of $34.1 million from the year ended June 30, 2002. This increase in operating cash flow was primarily attributable to higher net income and increased tax benefits of stock option exercises, offset by changes in various working capital accounts and a significant reduction in deferred tax liabilities in fiscal 2002 that resulted when we converted from the cash receipts and disbursements method of accounting for income taxes to the accrual method. Net cash used in investing activities was $46.3 million for the year ended June 30, 2003, an increase of $34.0 million from fiscal 2002. This increase in investing cash outflows was primarily due to the acquisition of Adroit and payment of the MNG earn-out. Net cash provided by financing activities was $74.1 million for the year ended June 30, 2003, a decrease of $16.1 million from the year ended June 30, 2002. This decrease in financing cash inflows was primarily due to lower net proceeds received from the follow-on offering in June 2003 compared to the net proceeds received from our initial public offering in May 2002.

Net cash provided by operating activities was $9.2 million for fiscal 2002, a decrease of $7.4 million from fiscal 2001. This decrease in operating cash flow was primarily attributable to the payment of deferred taxes and accounts payable, offset by improved operating income and the more rapid collection of accounts receivable. Net cash used by investing activities was $12.3 million for fiscal 2002, compared to $918,000 provided by investing activities for fiscal 2001. This change was primarily due to cash used to acquire The Marasco Newton Group Ltd. in fiscal 2002, compared with cash provided by the sale of our interest in Mail2000, Inc. in fiscal 2001. Additionally, our capital expenditures declined consistent with lower planned leasehold improvements and decreased spending on internal computer system implementation activities. Net cash provided by financing activities was $90.2 million for fiscal 2002, compared to $17.5 million used by financing activities for fiscal 2001. This change was primarily due to the net proceeds received from our sale of approximately 535,000 shares of class A common stock to General Atlantic Partners in April 2002 and our initial public offering of class A common stock in May 2002.

Credit Facility

We maintain a $60.0 million credit facility that expires on December 31, 2003. We expect to enter into a new credit facility prior to the expiration of the existing credit facility. The current commitment under this facility is $40.0 million and we have the option, provided no event of default under the agreement exists, of increasing the amount committed in two increments of $10.0 million. We may use this facility for general corporate purposes, including working capital financing, capital purchases, acquisitions, and stock repurchases. The agreement contains customary covenants and requires that specified financial ratios be maintained. The financial ratios include a maximum debt-to-cash-flow ratio of 3.00-to-1.00, a minimum cash-flow-to-fixed-charge-coverage ratio of 1.75-to-1.00, and a maximum debt-to-equity threshold of 0.50-to-1.00. As of

June 30, 2003, we were in compliance with all required covenants under our credit facility. The credit facility is unsecured as long as borrowings do not exceed 75% of our receivables borrowing base and our cash-flow-to-fixed-charge-coverage ratio is at least 1.85-to-1.00. As of June 30, 2003, the credit facility was unsecured. We may elect to pay interest at either the prime rate of our bank or our bank’s London interbank offered rate plus a margin, which is determined quarterly based on our debt-to-cash flow ratio. As of June 30, 2003, we had no borrowings outstanding under the credit facility and the full $40.0 million commitment was available for borrowings.

Capital Expenditures

Our capital expenditures were $10.5 million, $5.6 million, and $9.6 million for fiscal 2001, 2002, and 2003, respectively. We currently expect to make capital expenditures of approximately $12 million for fiscal 2004.

Related Party Transactions

As of June 30, 2002, we had an agreement with Ernst Volgenau, our chief executive officer, requiring us to maintain $80 million of term life insurance policies on his life through 2010, and to use the proceeds of such insurance to repurchase his shares of common stock upon his death. This agreement with Dr. Volgenau was amended in September 2002, to reduce the required coverage from $80 million to $10 million. We are required to pay annual premiums on the remaining $10 million of insurance, which are fixed through 2010, equal to $53,200. Prior to amending this agreement the annual premiums on the $80 million of insurance were $456,800. In fiscal 2002, we agreed with William K. Brehm, our chairman of the board of directors, to terminate a similar agreement with Mr. Brehm and cancel the related life insurance policies prior to June 30, 2002. The annual premium that we paid on Mr. Brehm’s policy was $211,660.

We have maintained an equity interest in Mantas, Inc. since May 24, 2001. As of June 30, 2003, we own approximately eight million shares of Mantas, Inc. class A common stock, representing approximately 29% of the outstanding shares of Mantas, Inc. We have no cost basis in this investment and do not fund, nor is there any obligation or expectation to fund, the on-going operations of Mantas, Inc.

Since May 24, 2001, Mantas, Inc. has utilized services provided by us pursuant to agreements that are cancellable by Mantas, Inc. and us upon short notice. Mantas, Inc. reimburses us for the cost of these services. Mantas, Inc. leases space from us and receives other support services related to its occupancy. Our sublease income and amounts due for other support services provided were $1.6 million from May 24, 2001 through June 30, 2002, and $891,000 for fiscal 2003. We also allow Mantas, Inc. to obtain travel and insurance-related services using our existing relationships with vendors. The total of these services received by Mantas, Inc. was $1.4 million from May 24, 2001 through June 30, 2002, and $1.5 million for fiscal 2003. Additionally, we provide labor services when requested by Mantas, Inc. to support its administrative and client support activities. The total amount of these labor services provided was $875,000 from May 24, 2001 through June 30, 2002 and $295,000 for fiscal 2003. At June 30, 2003, amounts due from Mantas, Inc. for all services utilized were $221,000.

Commitments and Contingencies

Government Contracting

Payments to us on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 2001 have been completed. We do not expect any audit adjustments that may result from audits periods after June 30, 2001, to have a material effect on our financial position, results of operations, or cash flows.

Commitments

The following table summarizes our contractual obligations as of June 30, 2003 that require us to make future cash payments:

	Payments due by period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating lease commitments, net	$132,123	$16,243	$29,476	$24,302	$62,102
Term loan	400	400	—	—	—
Term life insurance	372	53	106	106	107

Total contractual obligations	$132,895	$16,696	$29,582	$24,408	$62,209

Acquisitions

In January 2002, we acquired, by merger, all of the outstanding stock of The Marasco Newton Group, Ltd., or MNG, a privately-held company providing information technology, management, and environmental policy solutions primarily for federal government agencies. Initial payments of approximately $7.2 million were made to acquire MNG. The results of MNG have been included in our financial statements from the January 4, 2002 date of the acquisition. Approximately $2.2 million of the initial payments were allocated to identified intangibles and approximately $3.0 million to goodwill. In connection with the acquisition, we assumed and subsequently repaid debt of approximately $5.2 million. In December 2002, we made earn-out payments of $8.7 million to the former stockholders of MNG representing all of the previously contingent purchase price. This additional purchase price was assigned to goodwill.

In January 2003, we acquired, by merger, all of the outstanding stock of Adroit Systems, Inc., or Adroit, a privately-held company specializing in national security, particularly providing services in the area of command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR, to U.S. intelligence and defense organizations. The results of Adroit have been included in our financial statements from the January 31, 2003 date of the acquisition. The net purchase price consisted of initial cash payments to Adroit stockholders of approximately $33.3 million in the aggregate, with another $5.0 million of cash deposited in escrow to secure indemnification obligations of the former stockholders of Adroit. Of the purchase price, $4.6 million was allocated to identified intangible assets and $24.5 million was allocated to goodwill. In connection with the acquisition, we also assumed and subsequently repaid debt of $1.0 million. In addition, Adroit executives used $4.4 million of the net purchase price proceeds to buy an aggregate of 160,905 shares of our class A common stock at a price equal to the average closing stock price on the twenty trading days preceding the closing date.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. We adopted this new standard as of July 1, 2002, and it had no impact on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted this new standard as of July 1, 2002, and it had no impact on our financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. We adopted this new standard as of July 1, 2002, and it had no impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective January 1, 2003. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that an exit or disposal activity-related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. We adopted this new standard as of January 1, 2003 and it had no impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since we had no guarantees as of January 1, 2003, the adoption of FIN 45 had no impact on our financial position, results of operations, or cash flows.

In November 2002 and May 2003, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. We must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. We do not expect the application of EITF 00-21 to have a material impact on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation should we elect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are applicable for annual financial statements issued for fiscal years ending after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of variable interest entities by an enterprise that holds such a controlling financial interest (the primary beneficiary). The primary beneficiary of a variable interest entity is defined as the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. All enterprises with a variable interest in variable interest entities created after January 31, 2003, must apply the provisions of FIN 46 to those entities immediately. Enterprises with a variable interest in a variable interest entity created before February 1, 2003, must apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not have a variable interest in any variable interest entity and therefore do not expect the provisions of FIN 46 to have a material impact on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. The statement is effective for financial instruments entered into or modified after May 31, 2003. We do not have financial instruments within the scope of SFAS No. 150, and therefore its adoption had no material impact on our financial position, results of operations, or cash flows.

In May 2003, the EITF reached a consensus on EITF Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF 01-08 provides guidance on how to determine whether an arrangement between us and a client contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in EITF 01-08 is based on whether that arrangement conveys to the client the right to use a specific asset. EITF 01-08 will be effective for arrangements entered into or modified on or after July 1, 2003. We do not expect the adoption of EITF 01-08 to have a material impact on our financial position, results of operations, or cash flows.

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

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, no investment securities may have maturities exceeding two years and the average duration of the portfolio cannot exceed nine months.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

As of June 30, 2002 and 2003, the carrying value of financial instruments approximated fair value.

To the extent borrowings are outstanding under our credit facility, we have some interest rate risk based on the variable interest rate of our revolving credit facility. Average borrowings under our revolving credit facility were not material in fiscal 2002 or fiscal 2003.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. are submitted on pages F-1 through F-27 of this report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of SRA International, Inc. will be set forth in the definitive Proxy Statement for the 2003 annual meeting of stockholders and is incorporated into this report by reference. The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Our executive officers and their ages as of August 29, 2003, are as follows:

Name	Age	Title
Ernst Volgenau	69	President, chief executive officer and director (class expiring in fiscal 2005)
Renato A. DiPentima	62	Senior vice president and president, SRA Consulting & Systems Integration
Stephen C. Hughes	47	Senior vice president and chief financial officer
Barry S. Landew	45	Senior vice president for corporate development
Edward E. Legasey	58	Executive vice president and chief operating officer

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

Barry S. Landew has served as our senior vice president for corporate development since May 1993 and our vice president for corporate development from 1989 through April 1993. In April 2000, Mr. Landew was also named president of SRA Ventures where he led our efforts to develop our intellectual property, including creating new companies targeted at commercial markets. From 1980 to 1989, he served in various positions with us, including software engineer, program manager, and the head of our proposal development unit.

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

Item 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the definitive Proxy Statement for the 2003 annual meeting of stockholders and is incorporated into this report by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding equity compensation plan information, security ownership of certain beneficial owners and management, and related stockholder matters will be set forth in the definitive Proxy Statement for the 2003 annual meeting of stockholders and is incorporated into this report by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the definitive Proxy Statement for the 2003 annual meeting of stockholders and is incorporated into this report by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for our fiscal year ending June 30, 2004.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of the report:

(1)	Report of Independent Accountants

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit Number	Description

2.1†††

Agreement and Plan of Merger, by and among SRA International, Inc., Alex Acquisition Corporation, and Adroit Systems, Inc., dated January 3, 2003. Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules of the Agreement and Plan of Merger are omitted.

3.1††	Amended and Restated Certificate of Incorporation of the Registrant

3.2†	Amended and Restated By-Laws of the Registrant

4.1†	Specimen common stock certificate

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1†	1994 Stock Option Plan, as amended

10.2†	1985 Key Employee Incentive Plan

10.3†	2002 Stock Incentive Plan

10.4†	Deferred Compensation Plan for Key Employees, as amended

10.5†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.6†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.7†	Loan Agreement, dated August 15, 2001, among the Registrant, SunTrust Bank, Systems Research and Applications Corporation and SRA Technical Services Center, Inc.

10.8†	401(k) Savings Plan, as amended and restated effective January 1, 2001

10.8a	Amendment to 401(k) Savings Plan

10.9†	Second Amended and Restated Stock Purchase Agreement between the Registrant and Ernst Volgenau, dated May 19, 2002

Exhibit Number	Description

10.10††

Letter Agreement between the Registrant and Ernst Volgenau, dated September 26, 2002, amending the Second Amended and Restated Stock Purchase Agreement, dated May 19, 2002, between the Registrant and Ernst Volgenau

10.11†

Stockholders Agreement among the Registrant, General Atlantic Partners 75, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG and the stockholders named therein, dated April 23, 2002

10.12†

Registration Rights Agreement among the Registrant, General Atlantic Partners 75, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG and the stockholders named therein, dated April 23, 2002

10.13†

Stock Purchase Agreement among the Registrant, General Atlantic Partners 75, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG and the stockholders named therein, dated April 22, 2002

10.14†	Revolving Note, dated August 15, 2001 of the Registrant, Systems Research and Applications Corporation and SRA Technical Services Center, Inc. to SunTrust Bank

10.15†	Security Agreement dated August 15, 2001, among the Registrant, SunTrust Bank, Systems Research and Applications Corporation and SRA Technical Services Center, Inc.

10.16†

Collateral Assignment, Patent Mortgage and Security Agreement, dated August 15, 2001, among the Registrant, SunTrust Bank, Systems Research and Applications Corporation and SRA Technical Services Center, Inc.

10.17†	Assumption Agreement, dated as of April 18, 2002, by The Marasco Newton Group Ltd. and SRA International, Inc. in favor of SunTrust Bank

10.18†

Modification Agreement, dated as of April 18, 2002, among SRA International, Inc., Systems Research and Applications Corporation, SRA Technical Services Center, Inc., The Marasco Newton Group Ltd. and SunTrust Bank

10.19†	Security Agreement, dated as of April 18, 2002, from The Marasco Newton Group Ltd. in favor of SunTrust Bank

10.20†	Collateral Assignment, Patent Mortgage and Security Agreement, dated as of April 18, 2002, from The Marasco Newton Group Ltd. in favor of SunTrust Bank

21.1††††	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed and incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).
††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-31334).
†††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2002 (File No. 001-31334).
††††	Previously filed and incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on May 29, 2003 (333-105626).

(b)	Reports on Form 8-K. On May 5, 2003, the Company furnished a Current Report on Form 8-K containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operation and Financial Condition).

(c)	Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

(d)	Financial Statement Schedule. The consolidated financial statement schedule required by this Item is listed under Item 15(a)(2).

Schedule	Description

II.	Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 29th day of September, 2003.

SRA INTERNATIONAL, INC.

By:	/s/ ERNST VOLGENAU
Ernst Volgenau, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNST VOLGENAu Ernst Volgenau	President, Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2003

/s/ STEPHEN C. HUGHES Stephen C. Hughes	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2003

/s/ WILLIAM K. BREHM William K. Brehm	Chairman of the Board of Directors	September 29, 2003

/s/ JOHN W. BARTER John W. Barter	Director	September 29, 2003

/s/ STEVEN A. DENNING Steven A. Denning	Director	September 29, 2003

/s/ MICHAEL R. KLEIN Michael R. Klein	Director	September 29, 2003

/s/ DELBERT C. STALEY Delbert C. Staley	Director	September 29, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

SRA International, Inc.:

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and Subsidiaries (the Company) as of June 30, 2002 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and Subsidiaries as of June 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP

McLean, Virginia

July 28, 2003

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30,
	2002	2003
Current assets:
Cash and cash equivalents	$87,137	$158,264
Short-term investments	—	433
Accounts receivable, net	95,862	119,224
Prepaid expenses and other	6,283	12,434
Deferred income taxes, current	4,573	5,980

Total current assets	193,855	296,335

Property and equipment, at cost:
Leasehold improvements	14,955	17,871
Furniture, equipment, and software	44,435	51,045

Total property and equipment	59,390	68,916
Accumulated depreciation and amortization	(40,183)	(48,275)

Total property and equipment, net	19,207	20,641

Other assets:
Goodwill	2,957	36,171
Identified intangibles, net	2,092	6,120
Deferred compensation trust	3,394	3,483
Deferred income taxes, noncurrent	4,185	1,308
Investments and other	603	653

Total other assets	13,231	47,735

Total assets	$226,293	$364,711

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30,
	2002	2003
Current liabilities:
Accounts payable	$13,267	$18,640
Accrued payroll and employee benefits	20,942	26,614
Accrued expenses	19,997	26,077
Current portion of long-term debt	1,600	400
Billings in excess of revenue recognized	6,480	4,949

Total current liabilities	62,286	76,680

Long-term debt, net of current portion	400	—
Other long-term liabilities	4,163	5,016

Total liabilities	66,849	81,696

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 17,695,297 and 22,578,007 shares issued as of June 30, 2002 and 2003; 11,528,773 and 16,526,672 shares outstanding as of June 30, 2002 and 2003	74	93
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 11,123,887 and 10,452,753 shares issued as of June 30, 2002 and 2003; 9,182,711 and 8,511,577 shares outstanding as of June 30, 2002 and 2003	43	40
Additional paid-in capital	129,567	224,808
Treasury stock, at cost	(45,422)	(47,057)
Notes receivable from stockholders	(78)	—
Deferred stock-based compensation	(720)	(509)
Retained earnings	75,980	105,640

Total stockholders’ equity	159,444	283,015

Total liabilities and stockholders’ equity	$226,293	$364,711

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2001	2002	2003
Revenue	$312,548	$361,197	$450,375
Operating costs and expenses:
Cost of services	221,835	258,863	316,672
Selling, general and administrative	84,985	76,143	82,753
Depreciation and amortization	8,045	7,684	8,962
Reimbursement of expenses upon formation of Mantas, Inc.	(6,485)	—	—

Total operating costs and expenses	308,380	342,690	408,387

Operating income	4,168	18,507	41,988
Interest expense	(879)	(433)	(111)
Interest income	82	332	1,498
Gain on sale of equity method investment	11,776	373	1,031
Gain on sale of Assentor practice	—	—	4,685
Other (expense) income	(2,391)	1,775	—

Income before taxes	12,756	20,554	49,091
Provision for income taxes	5,383	9,277	19,431

Net income	$7,373	$11,277	$29,660

Earnings per share:
Basic	$0.54	$0.77	$1.39

Diluted	$0.45	$0.66	$1.25

Weighted-average shares:
Basic	13,563,723	14,630,512	21,345,155

Diluted	16,401,370	17,030,717	23,729,986

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock		Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Retained Earnings	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, July 1, 2000	7,061,782	$28	12,707,941	$51	$8,399	(6,102,562)	$(23,746)	$—	$—	$57,330	$42,062
Net income	—	—	—	—	—	—	—	—	—	7,373	7,373
Issuance of common stock	1,190,823	5	—	—	2,138	—	—	—	—	—	2,143
Repurchase of common stock	—	—	—	—	—	(1,259,703)	(12,263)	—	—	—	(12,263)
Tax benefits of stock option exercises	—	—	—	—	3,797	—	—	—	—	—	3,797
Shares converted between classes	367,647	1	(367,647)	(1)	—	—	—	—	—	—	—

Balance, June 30, 2001	8,620,252	34	12,340,294	50	14,334	(7,362,265)	(36,009)	—	—	64,703	43,112
Net income	—	—	—	—	—	—	—	—	—	11,277	11,277
Issuance of common stock, net of offering expenses	7,842,009	33	—	—	99,906	—	—	—	—	—	99,939
Reissuance of treasury stock	—	—	—	—	7,016	535,348	2,995	—	—	—	10,011
Repurchase of common stock	—	—	—	—	—	(1,280,783)	(12,408)	—	—	—	(12,408)
Tax benefits of stock option exercises	—	—	—	—	6,563	—	—	—	—	—	6,563
Shares converted between classes	1,216,407	7	(1,216,407)	(7)	—	—	—	—	—	—	—
Issuance of notes receivable upon exercise of stock options	16,629	—	—	—	91	—	—	(91)	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	—	—	13	—	—	13
Compensatory stock options issued or modified	—	—	—	—	1,657	—	—	—	(843)	—	814
Amortization of deferred stock-based compensation related to stock options	—	—	—	—	—	—	—	—	123	—	123

Balance, June 30, 2002	17,695,297	74	11,123,887	43	129,567	(8,107,700)	(45,422)	(78)	(720)	75,980	159,444
Net income	—	—	—	—	—	—	—	—	—	29,660	29,660
Issuance of common stock, net of offering expenses	4,211,576	16	—	—	77,855	—	—	—	—	—	77,871
Reissuance of treasury stock	—	—	—	—	4,764	223,521	1,332	—	—	—	6,096
Repurchase of common stock	—	—	—	—	—	(108,332)	(2,967)	—	—	—	(2,967)
Tax benefits of stock option exercises	—	—	—	—	12,622	—	—	—	—	—	12,622
Shares converted between classes	671,134	3	(671,134)	(3)	—	—	—	—	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	—	—	78	—	—	78
Amortization of deferred stock-based compensation related to stock options	—	—	—	—	—	—	—	—	211	—	211

Balance, June 30, 2003	22,578,007	$93	10,452,753	$40	$224,808	(7,992,511)	$(47,057)	$—	$(509)	$105,640	$283,015

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2001	2002	2003
Cash flows from operating activities:
Net income	$7,373	$11,277	$29,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,393	7,866	9,042
Stock-based compensation	—	937	211
Tax benefits of stock option exercises	3,797	6,563	12,622
Deferred income taxes	(3,915)	(25,074)	(785)
Gain on sale of equity method investment	(11,776)	(373)	(1,031)
Gain on sale of Assentor practice	—	—	(4,685)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(2,856)	11,609	(12,704)
Prepaid expenses and other	2,035	(2,539)	(3,609)
Accounts payable	4,011	(6,894)	4,496
Accrued payroll and employee benefits	3,596	1,432	3,982
Accrued expenses	5,206	2,409	5,465
Billings in excess of revenue recognized	1,168	2,122	(1,695)
Other	(464)	(129)	2,342

Net cash provided by operating activities	16,568	9,206	43,311

Cash flows from investing activities:
Capital expenditures	(10,527)	(5,580)	(9,596)
Purchases of investments	—	—	(8,353)
Proceeds from sale of investments	—	—	7,270
Proceeds from sale of property and equipment	569	3	—
Proceeds from sale of equity method investment	10,876	373	1,031
Proceeds from sale of Assentor practice	—	—	4,685
Acquisition of The Marasco Newton Group, Ltd., net of cash acquired	—	(7,087)	(8,006)
Acquisition of Adroit Systems, Inc., net of cash acquired	—	—	(33,304)

Net cash provided by (used in) investing activities	918	(12,291)	(46,273)

Cash flows from financing activities:
Net repayments under revolving line of credit	(4,990)	—	—
Repayment of equipment loans	(777)	(546)	—
Repayment of term loan	(1,600)	(1,600)	(1,600)
Repayment of The Marasco Newton Group, Ltd. debt acquired	—	(5,195)	—
Repayment of Adroit Systems, Inc. debt acquired	—	—	(990)
Issuance of common stock, net of offering expenses	2,143	99,952	77,950
Reissuance of treasury stock	—	10,011	1,696
Purchase of treasury stock	(12,263)	(12,408)	(2,967)

Net cash (used in) provided by financing activities	(17,487)	90,214	74,089

Net (decrease) increase in cash and cash equivalents	(1)	87,129	71,127
Cash and cash equivalents, beginning of period	9	8	87,137

Cash and cash equivalents, end of period	$8	$87,137	$158,264

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$894	$524	$131

Income taxes	$3,887	$27,842	$8,091

Cash received during the period:
Interest	$83	$263	$1,317

Income taxes	$34	$154	$168

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2001, 2002, and 2003

1.    Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly-owned subsidiaries (SRA or the Company). All significant intercompany transactions and balances have been eliminated. Investments in other companies in which the Company exerts significant influence but does not have a controlling interest are accounted for using the equity method of accounting.

Nature of Business

SRA is a leading provider of information technology services and solutions primarily to a wide variety of federal government clients in three principal markets: national security, civil government, and health care and public health. Since SRA’s founding in 1978, the Company has derived substantially all of its revenue from services provided to federal government clients, and SRA expects that services provided to federal government clients will continue to account for substantially all of its revenue.

Revenue from contracts with federal government agencies was 93 percent, 96 percent, and 99 percent of total revenue for the years ended June 30, 2001, 2002, and 2003, respectively. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 47 percent, 53 percent, and 58 percent of total revenue for the years ended June 30, 2001, 2002, and 2003, respectively. The Internal Revenue Service, as a client group, accounted for approximately 10 percent of revenue for the year ended June 30, 2002. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments in determining the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. The Company bases its estimates on historical experience and various other factors that are deemed reasonable at the time the estimates are made. Actual results may differ from estimates under different assumptions or conditions. See the Revenue Recognition section of this Note and Notes 2, 3, 4, 8, 9, 10 and 16 for additional information on certain estimates included in the Company’s consolidated financial statements.

Revenue Recognition

Contract Accounting

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. SRA uses a standard management process to determine whether all required criteria for revenue recognition have been met. Absent evidence to the contrary, the Company recognizes revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. Fixed fees under cost-plus-fee contracts are considered earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts generally is recognized using the percentage-of-

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

completion method of contract accounting. Unless it is determined as part of the Company’s standard review process that overall progress on a contract is not consistent with costs expended to date, SRA determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a customer pays us a specified amount to provide only a particular service for a stated time period, or so-called fee-for-service arrangement, is recognized as amounts are billable, assuming all other criteria for revenue recognition are met. Performance-based fees, including award fees, under any contract type are considered earned only when the Company can demonstrate satisfaction of a specific performance goal or has received contractual notification from a client that the fee has been earned. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known.

From time to time, the Company may proceed with work based on client direction pending finalization and signing of formal contract documents. The Company has an internal process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable.

Disputes occasionally arise in the normal course of the Company’s business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such matters, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and can be reasonably estimated in amount.

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

Revenue for the years ended June 30, 2001, 2002, and 2003 was generated from the following contract types:

	2001	2002	2003
Cost-plus-fee	62%	52%	43%
Time-and-materials	23	31	37
Fixed-price	15	17	20

Software Licensing and Related Activities

The Company enters into arrangements, which may include the sale of licenses of the Company’s proprietary software, consulting services and maintenance, or various combinations of each element. The Company recognizes revenue based on Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations remain. In the limited cases where return or refund

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

rights have been offered, the Company defers all revenue recognition until the end of the return or refund period. Total software licensing and related activities revenue was $6,140,000, $4,385,000, and $1,468,000 for the years ended June 30, 2001, 2002, and 2003, respectively. Software licensing of the Company’s proprietary software and related activities revenue was two percent or less of consolidated revenue for all periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and developments costs, which are included in selling, general, and administrative expenses, were $1,906,000, $1,783,000, and $1,454,000 for the years ended June 30, 2001, 2002, and 2003, respectively.

Capitalized Software Development Costs

Software development costs for products are capitalized subsequent to the establishment of technological feasibility, as evidenced by detailed program designs, a product design, or a working model of the software product. Capitalization ceases when the products are available for general release to clients. Annual amortization is the greater of the amount computed using the ratio that current gross revenue for a product bear to total expected gross revenue for that product, or the amount computed using the straight-line method over the estimated economic lives of the products (generally not to exceed three years). Amortization expense of $348,000, $182,000, and $80,000 was recorded for the years ended June 30, 2001, 2002, and 2003, respectively, and is reflected as cost of services in the consolidated statements of operations.

Internal-Use Computer Software

The Company capitalizes costs incurred to license and implement software for internal-use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.” Such costs are amortized over periods ranging from three to five years. Internal-use software costs capitalized were $2,262,000, $604,000, and $0 for the years ended June 30, 2001, 2002, and 2003, respectively.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required. Enacted statutory tax rates are used to compute the tax consequences of these temporary differences. Historically, the Company’s deferred income taxes have resulted primarily from differences in the timing of income and expense recognition because the Company used the accrual method of accounting for financial reporting and the cash method of accounting for income tax reporting. In February 2002, the Company adopted the accrual method of accounting for income tax reporting. See Note 9 for additional disclosure with respect to this change in accounting method for income tax reporting purposes.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

Deferred Compensation Plan

Certain employees of the Company are eligible to defer a specified percentage of their cash compensation by having it contributed to a nonqualified deferred compensation plan. Eligible employees may defer up to 25 percent of their annual base salary and up to 50 percent of annual performance bonuses. The Company funds its deferred compensation liabilities by making cash contributions to a Rabbi Trust at the time the salary or bonus being deferred would otherwise be payable to the employee. Gains or losses on amounts held in the Rabbi Trust are fully allocable to plan participants. As a result, there is no net impact on the Company’s results of operations, and the liability to plan participants is fully funded at all times.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

The Company considers all investments with maturity dates of more than three months and less than one year to be short-term investments.

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property and equipment, including capitalized internal-use computer software, was $8,045,000, $7,545,000, and $8,361,000 for the years ended June 30, 2001, 2002, and 2003, respectively.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company believes that concentrations of credit risk with respect to cash equivalents and short-term investments are limited due to the high credit quality of these investments. The Company’s investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, a limited number of other investment vehicles that are secured by direct or sponsored U.S. government obligations, and certain high-quality municipal debt obligations. The Company believes that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables. At June 30, 2002 and 2003, the Company’s carrying value of financial instruments approximated fair value.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of common shares outstanding. Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

between basic and diluted weighted-average common equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options. The dilutive effect of stock options for each period reported is summarized below:

	2001	2002	2003
Basic weighted-average common shares outstanding	13,563,723	14,630,512	21,345,155
Effect of potential exercise of stock options	2,837,647	2,400,205	2,384,831

Diluted weighted average common shares outstanding	16,401,370	17,030,717	23,729,986

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 639,961 for the year ended June 30, 2001.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in each period presented (in thousands, except per share amounts).

	2001	2002	2003
Net income, as reported	$7,373	$11,277	$29,660
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	937	211
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,787)	(3,154)	(2,479)

Pro forma net income	$4,586	$9,060	$27,392

Earnings per share:
Basic—as reported	$0.54	$0.77	$1.39

Basic—pro forma	$0.34	$0.62	$1.28

Diluted—as reported	$0.45	$0.66	$1.25

Diluted—pro forma	$0.28	$0.53	$1.15

Recent Accounting Pronouncements

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

Years Ended June 30, 2001, 2002, and 2003

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

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since the Company had no guarantees as of January 1, 2003, the adoption of FIN 45 had no impact on the Company’s financial position, results of operations, or cash flows.

In November 2002 and May 2003, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. The Company must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. The Company does not expect the application of EITF 00-21 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

compensation should the Company elect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are applicable for annual financial statements issued for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this new standard to have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This statement is effective for financial instruments entered into or modified after May 31, 2003. The Company does not have financial instruments within the scope of SFAS No. 150, and therefore its adoption had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the EITF reached a consensus on EITF Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF 01-08 provides guidance on how to determine whether an arrangement between the Company and a client contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in EITF 01-08 is based on whether the arrangement conveys to the client the right to use a specific asset. EITF 01-08 will be effective for arrangements entered into or modified on or after July 1, 2003. The Company does not expect the adoption of EITF 01-08 to have a material impact on its financial position, results of operation, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation.

2.    Accounts Receivable:

Accounts receivable, net as of June 30, 2002 and 2003 consisted of the following (in thousands):

	2002	2003
Billed and billable, net of allowance of $1,050 and $1,378 as of June 30, 2002 and 2003, respectively	$88,089	$110,073

Unbilled:
Retainages	3,188	3,442
Revenue recorded in excess of milestone billings on fixed price contracts	4,360	5,917
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,070	1,967
Indirect costs incurred and charged to cost-plus contracts in excess of provisional billing rates	707	—
Allowance for contract disallowances	(1,552)	(2,175)

Total unbilled	7,773	9,151

Total	$95,862	$119,224

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be realized within one year. Unbilled accounts receivable at June 30, 2003 are expected to be collected within one year except for approximately $1.1 million. This amount relates to a portion of retainages and will be billable upon the completion of certain contracts.

3.    Goodwill and Other Intangible Assets:

The components of goodwill and other intangible assets as of June 30, 2002 and 2003 are as follows (in thousands):

	2002	2003
Goodwill	$2,957	$36,171
Intangible assets	2,231	6,860

Subtotal	5,188	43,031
Less: Accumulated amortization	(139)	(740)

Total	$5,049	$42,291

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

Goodwill must be reviewed annually for impairment. The Company has elected to perform this review at the beginning of each calendar year. The Company performed the annual goodwill impairment analysis as of January 1, 2003 and concluded that there was no impairment of goodwill. The other intangible assets of $2.2 million as of June 30, 2002 and $6.9 million as of June 30, 2003 were all assigned to contract rights. Aggregate amortization expense of other intangible assets was $139,000 for the year ended June 30, 2002 and $601,000 for the year ended June 30, 2003. Other intangible assets are being amortized on a straight-line basis over a period of 6 to 8 years.

Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2004	$1,050
2005	1,050
2006	1,050
2007	1,050
2008	1,050
Thereafter	870

Total	$6,120

4.    Accrued Expenses:

Accrued expenses as of June 30, 2002 and 2003, consisted of the following (in thousands):

	2002	2003
Vendor obligations	$12,650	$17,338
Insurance	3,277	4,189
Taxes and other	4,070	4,550

Total	$19,997	$26,077

5.    Debt:

Long-term debt as of June 30, 2002 and 2003, consisted of the following (in thousands):

	2002	2003
Term loan (6.89%)	$2,000	$400
Less—Current portion of long-term debt	(1,600)	(400)

Total	$400	$—

In August 2001, the Company entered into a $60.0 million credit facility (the New Agreement) that expires on December 31, 2003. The initial commitment under this facility is $40.0 million and the Company has the option, provided no event of default under the New Agreement exists, of increasing the amount committed in two increments of $10.0 million. The Company may use this facility for general corporate purposes including working capital financing, capital purchases, acquisitions, and stock repurchases. Amounts that can be outstanding on the facility are limited to a borrowing base tied to the Company’s accounts receivable balances. The borrowing base exceeded $60.0 million at June 30, 2003. The New Agreement contains customary covenants

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

and requires that specified financial ratios be maintained. The financial ratios include a maximum debt-to-cash-flow ratio, a minimum cash-flow-to-fixed-charge-coverage ratio, and a maximum debt-to-equity threshold. The New Agreement is unsecured as long as specified financial ratios are met, which as of June 30, 2003, was the case. The Company may elect to pay interest at either the prime rate of its bank or its bank’s London interbank offered rate (LIBOR) index plus a margin that is determined quarterly based on the Company’s debt-to-cash flow ratio.

The outstanding revolving line of credit balance and the equipment loan balance under the Company’s old credit facility (the Old Agreement) were transferred to the New Agreement concurrent with closing. The term loan (the Term Loan) entered into under the Old Agreement remained in place through June 30, 2003, subject to the general terms and conditions of the New Agreement. The Term Loan interest rate was fixed at 6.89 percent, was payable in quarterly installments of $400,000, and matured on July 1, 2003. The Term Loan included penalties for prepayment. The average revolving line of credit interest rate was 7.0 percent, 4.0 percent, and 2.8 percent for the years ended June 30, 2001, 2002, and 2003, respectively. Total interest expense under all credit facilities was $879,000, $433,000, and $2,000 for the years ended June 30, 2001, 2002, and 2003, respectively. The maximum revolving line of credit balance was $20,365,000, $24,759,000, and $3,662,000 for the years ended June 30, 2001, 2002, and 2003, respectively. The average monthly revolving line of credit balance outstanding was $7,003,000, $4,068,000, and $52,000 for the years ended June 30, 2001, 2002, and 2003, respectively. The Company had an outstanding letter of credit of $1,370,000 at June 30, 2003.

6.    Other Long-Term Liabilities:

Other long-term liabilities as of June 30, 2002 and 2003, consisted of the following (in thousands):

	2002	2003
Liability to deferred compensation plan participants	$3,394	$3,483
Unearned rent abatements, net of current portion and other	769	1,533

Total	$4,163	$5,016

7.    Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan (the Plan). All regular and full-time employees are generally eligible to participate. The board of directors of SRA may elect to make matching or other discretionary contributions to the Plan. The Company’s matching contribution expense was $2,768,000, $4,190,000, and $2,973,000 for the years ended June 30, 2001, 2002, and 2003, respectively, including the value of the stock described in the next paragraph. The matching contribution expense for the year ended June 30, 2002 was approximately $1.0 million higher than expected because the value per share of the shares contributed by the Company to the Plan was higher on the contribution date than when the original per-share determination was made.

Plan participants may elect to receive all the matching contributions in cash; otherwise 50 percent of the matching contributions are made in the form of Company stock. Matching contributions are earned by participants on the basis of their calendar year contributions to the Plan. The Company makes the matching contributions, including the transfer of class A common stock, each January for participant contributions made during the previous calendar year. The Company contributed 105,995, 118,419, and 62,616 shares of class A common stock to the Plan during the years ended June 30, 2001, 2002, and 2003, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

8.    Stockholders’ Equity and Stock Options:

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

Private Placement of Stock

In April 2002, the Company and several of its stockholders, including its executive officers, entered into a stock purchase agreement with four investment entities affiliated with a private investment group, whereby the entities purchased an aggregate of 2,117,645 shares of class A common stock at a per share price of $18.70. Pursuant to the stock purchase agreement, the Company sold 535,348 shares of class A common stock.

Public Offerings

In June 2002, the Company completed its Initial Public Offering, issuing 5,750,000 shares of class A common stock, all of which were issued and sold by the Company, at a price of $18.00 per share before expenses. Net proceeds to the Company were approximately $94.2 million, after deducting expenses related to the offering and the portion of the underwriting discount payable by the Company.

In June 2003, the Company completed a follow-on offering of 3,478,750 shares of class A common stock, of which 2,526,878 were issued and sold by the Company and 951,872 were sold by selling stockholders, at a price of $30.00 per share before expenses. Net proceeds to the Company were approximately $71.1 million, after deducting expenses related to the offering and the portion of the underwriting discount payable by the Company. The Company did not receive any proceeds from the sale of stock by selling stockholders.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

Stock Options

The Company maintained a key employee incentive plan that was approved by the Company’s stockholders in November, 1994. All options granted by the Company from November 1994 until January 2002 were granted under this plan. Following completion of the Company’s initial public offering of stock, no additional options may be granted under this plan. Under the terms of the plan, options to purchase class A common stock or class B common stock were granted by the board of directors to key employees. The option price per share was determined by the board of directors and generally was no less than the fair value of the stock on the date of grant of the option. Prior to becoming publicly traded, the Company retained an independent valuation firm to assist the board of directors in assessing the fair value of the stock. Each option is exercisable within periods and in increments determined by the board of directors.

The Company recognized compensatory stock option expense on stock options issued below fair market value or upon modification of option terms of $937,000 for the year ended June 30, 2002 and $211,000 for the year ended June 30, 2003. Deferred stock-based compensation of $509,000 as of June 30, 2003 will be expensed over the 29-month remaining vesting period of the related options.

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Upon adoption, up to 3,529,411 shares of class A common stock were reserved for issuance under the 2002 plan. Pursuant to the terms of the 2002 plan, the number of shares authorized for issuance under the plan automatically increases at the beginning of each fiscal year, beginning with the fiscal year ending June 30, 2004. On July 1, 2003, an additional 751,252 shares of class A common stock were reserved for issuance under the terms of the 2002 plan. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the board of directors or a committee of the board of directors, which shall determine the number of shares covered by options, the exercise price, the vesting period, and the duration of such option grants. The board of directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

The following table summarizes stock option activity for the years ended June 30, 2001, 2002, and 2003:

	Number of Shares	Weighted- Average Exercise Price
Shares under option, July 1, 2000	7,959,241	$4.05
Options granted	587,817	8.53
Options exercised	(1,107,770)	1.70
Options cancelled and expired	(556,337)	7.84

Shares under option, June 30, 2001	6,882,951	4.59
Options granted	107,344	10.10
Options exercised	(1,990,183)	1.84
Options cancelled and expired	(123,420)	8.32

Shares under option, June 30, 2002	4,876,692	5.76
Options granted	1,072,475	24.41
Options exercised	(1,684,698)	4.06
Options cancelled and expired	(89,247)	14.00

Shares under option, June 30, 2003	4,175,222	11.06

Options exercisable at June 30, 2003	2,530,574	6.07

Shares reserved for option awards at June 30, 2003	2,486,326

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

Information with respect to stock options outstanding and stock options exercisable at June 30, 2003, was as follows:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.40 - $0.59	512,535	3.43 years	$0.55
$3.54 - $6.34	780,679	4.36	5.80
$6.82 - $10.15	1,838,923	12.05	8.65
$21.70 - $24.80	1,043,085	14.20	24.40

	Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.40 - $0.59	512,535	3.43 years	$0.55
$3.54 - $6.34	780,679	4.36	5.80
$6.82 - $10.15	1,237,360	11.80	8.52

The Company has 10-year and 15-year options. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes (Minimum Value) option-pricing model. The following weighted-average assumptions were used for option grants during the years ended June 30, 2001, 2002, and 2003, respectively: dividend yield of 0 percent (as the Company has not paid dividends in the past); expected volatility of 0 percent, 44 percent, and 47 percent; expected average lives of 5 years for all periods presented (based on the Company’s experience); and, risk-free interest rates of 5.4 percent, 5.0 percent, and 3.2 percent. The weighted-average fair value of the stock options granted for the years ended June 30, 2001, 2002, and 2003, was $2.02, $11.36, and $11.11, respectively. Using the Black-Scholes model, the total value of the options granted for the years ended June 30, 2001, 2002, and 2003, was $1,185,000, $1,219,000, and $11,910,000, respectively.

Stock Purchase Arrangement

The Company maintains a term life insurance policy on its chief executive officer, and has in the past maintained such policies on other executives. Expenses recognized under these policies were $651,000, $610,000, and $150,000 for the years ended June 30, 2001, 2002, and 2003, respectively. In September 2002, certain insurance policies were amended to reduce the amount of insurance retained on its chief executive officer from $80 million to $10 million. An amended stock purchase agreement with the Company’s chief executive officer requires the Company to maintain this $10 million of insurance through December 2010. In the event this policy ceases to be available before the end of 2010, the Company has agreed it will purchase and maintain new life insurance policies providing the maximum coverage for the remainder of that period that can be purchased with the same overall annual premiums of approximately $53,000. The Company is the sole beneficiary of this policy and is required to use any proceeds received to repurchase shares from the chief executive officer’s estate upon his death.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

9.    Income Taxes:

The provision (benefit) for federal and state income taxes for the years ended June 30, 2001, 2002, and 2003, included the following (in thousands):

	2001	2002	2003
Current provision:
Federal	$7,866	$29,071	$15,362
State	1,432	5,280	2,926
Deferred (benefit) provision:
Federal	(3,312)	(21,191)	1,099
State	(603)	(3,883)	44

Total income tax provision	$5,383	$9,277	$19,431

The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended June 30, 2001, 2002, and 2003 as follows:

	2001	2002	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	3.9	3.9
Stock-based compensation and 401(k) contribution expense	—	2.7	0.2
Nondeductible expenses and other	3.3	3.5	0.5

Effective tax rate	42.2%	45.1%	39.6%

The components of the net deferred tax asset as of June 30, 2002 and 2003 were as follows (in thousands):

	2002	2003
Deferred tax assets:
Compensated absences and other accruals not yet deductible for tax purposes	$6,468	$7,829
Financial statement depreciation in excess of tax depreciation	3,400	2,622
Deferred compensation	1,560	1,598
Other	175	—

	11,603	12,049

Deferred tax liabilities:
Identified intangibles	—	(2,327)
Unbilled contract revenue	(1,913)	(1,865)
Capitalized software	(932)	(533)
Other	—	(36)

	(2,845)	(4,761)

Net deferred tax asset	$8,758	$7,288

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

Years Ended June 30, 2001, 2002, and 2003

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

The Company had previously established a reserve of approximately $2.6 million relating to the estimated probable interest on the tax liability. The provision for this accrual is reflected in other expense in the statements of operations through June 30, 2001. Because this reserve exceeded the amount of the actual federal interest payments and the Company’s estimated state interest payments, the Company reversed approximately $1.8 million of the reserve in the year ended June 30, 2002. This reversal is reflected as other income in the statement of operations for the year ended June 30, 2002.

10.    Commitments and Contingencies:

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

Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, SRA would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus a negotiated amount of profit. Federal government contractors who fail to comply with applicable government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the government, or other remedies. Management believes the Company has complied with all applicable procurement-related statutes and regulations.

Leases

Net rent expense for the years ended June 30, 2001, 2002, and 2003 was as follows (in thousands):

	2001	2002	2003
Office space	$11,237	$11,759	$14,278
Sublease income	(923)	(1,572)	(1,332)

Subtotal	10,314	10,187	12,946
Furniture and equipment	684	634	707

Total	$10,998	$10,821	$13,653

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

Future minimum rental commitments under noncancellable operating leases, primarily for office space, are as follows (in thousands):

	Rental Commitments	Sublease Income	Net Commitments
Years ending June 30,
2004	$17,106	$863	$16,243
2005	15,786	561	15,225
2006	14,479	228	14,251
2007	13,079	—	13,079
2008	11,223	—	11,223
Thereafter	62,102	—	62,102

Total minimum lease payments	$133,775	$1,652	$132,123

Leases for certain office space entitle the Company to rent abatements pursuant to its lease agreements. The rent abatements are amortized as reductions in rent expense over the term of the respective leases. Certain lease commitments will be subject to adjustment based on changes in the Consumer Price Index.

Litigation

The Company is involved in various legal proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

11.    Gain on Sale of Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11,776,000 on the sale of its minority interest in Mail2000, Inc. Approximately $900,000 of this gain related to amounts previously accrued by the Company for probable losses under funding commitments by the Company to Mail2000, Inc. The Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the year ended June 30, 2002, an additional pre-tax gain of $373,000 was recognized when the Company received its portion of proceeds from the settlement of the first of two issues for which funds were escrowed. In the year ended June 30, 2003, additional pre-tax gains of $1.0 million were recognized when the Company received its portion of proceeds from the remaining settlement of indemnification escrow agreements. As of June 30, 2003, all escrows related to the sale of Mail2000, Inc. have been distributed.

12.    Gain on Sale of Assentor Practice:

In October 2002, the Company sold its Assentor practice for approximately $5 million, resulting in a pre-tax gain of $4.7 million. All proceeds due as a result of this sale were received in October 2002 upon closing.

13.    Reimbursement of Expenses Upon Formation of Mantas, Inc.:

On December 15, 2000, the Company formed a wholly-owned subsidiary, Mantas LLC, with the expectation that the Company would soon transfer its Mantas service offering, consisting of contracts, people, and intellectual property, to Mantas LLC and a third party investor would purchase an equity interest in Mantas LLC for cash. After completing due diligence in December 2000, the third party investor expected to fund this newly formed entity on or about January 1, 2001. However, the actual closing was delayed until May 24, 2001 to

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

allow an additional investor to participate. The Company continued to own, develop and operate the Mantas service offering it had planned to transfer to Mantas LLC until May 24, 2001. The Company did this with the understanding from the third party investors that once Mantas LLC was funded, the Company would be reimbursed by Mantas LLC for the operating costs of the Mantas service offering from January 1, 2001 to closing. However, there was no signed agreement in place that would have obligated the third party investors to fund Mantas LLC and no ownership interest in the Company’s Mantas service offering had been transferred to the third party investors. Therefore, the Company had all risks and rewards of ownership with respect to the Mantas service offering through closing on May 24, 2001.

Operations of the Mantas service offering for the period from January 1, 2001 to May 24, 2001 resulted in the Company incurring $9.9 million of expenses ($5.5 million in the quarter ended March 31, 2001 and $4.4 million in the quarter ended June 30, 2001) and realizing $3.4 million of revenue ($1.1 million in the quarter ended March 31, 2001 and $2.3 million in the quarter ended June 30, 2001), which were included in the Company’s operating results as revenue and expenses. On May 24, 2001, the Company converted Mantas LLC from a limited liability company to a Delaware corporation and changed its name to Mantas, Inc. The Company transferred the contracts, people, and intellectual property rights of its Mantas service offering to Mantas, Inc. in exchange for a 52 percent non-controlling interest in Mantas, Inc. and the third party investors contributed $15 million and other consideration for their interests in Mantas, Inc. Subsequent to May 24, 2001, Mantas, Inc. reimbursed the Company for the costs described above and the Company paid Mantas, Inc. for the revenue earned by the Company on Mantas, Inc. contracts for the period January 1, 2001 to May 24, 2001. This resulted in a net reimbursement to the Company of approximately $6.5 million which is recorded as a separate component of operations under “Reimbursement of expenses upon formation of Mantas, Inc.” Since May 24, 2001, the Company has accounted for its investment in Mantas, Inc. using the equity method of accounting as it has significant influence but not control since the Company does not control Mantas, Inc.’s Board of Directors. The Company’s ownership interest and influence was reduced to approximately 29 percent when the second round of Mantas, Inc. funding occurred on April 5, 2002, with the full funding provided by one of the third party investors.

14.    Related Party Transactions:

Since May 24, 2001 (Closing), Mantas has utilized certain services provided by the Company. Mantas reimburses the Company for the cost of such services. Mantas leases space from the Company and receives other support services related to its occupancy. Sublease income and amounts due for other support services provided were approximately $1.6 million from Closing through June 30, 2002 and $891,000 for the year ended June 30, 2003. The Company also allows Mantas to obtain certain travel and insurance-related services utilizing the Company’s existing relationships with vendors. The total of such services received by Mantas was approximately $1.4 million from Closing through June 30, 2002 and $1.5 million for the year ended June 30, 2003. Additionally, the Company provides labor services when requested by Mantas to support its administrative and client support activities. Approximately $875,000 of such labor services were provided from Closing through June 30, 2002 and $295,000 for the year ended June 30, 2003. At June 30, 2002 and June 30, 2003, amounts due from Mantas for all services utilized were approximately $118,000 and $221,000, respectively, which amounts were subsequently paid by Mantas to the Company.

15.    Segment Reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. SRA reports three operating segments—Consulting & Systems Integration (C&SI), Emerging Technologies (ET), and Legal Systems Integration (LSI).

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002, and 2003

The C&SI segment focuses on the Company’s three principal markets: national security, civil government, and health care and public health. The ET segment historically performed advanced technology research and development, sought commercial applications for this research and development, and managed and maintained the Company’s proprietary software product offerings. As of June 30, 2002, substantially all ET segment activities had ceased. As of July 1, 2002, the only remaining activity in the ET segment was the Assentor practice. In October 2002, the Company sold its Assentor practice. The LSI segment consists of the Company’s prior legal systems integration business, that was closed as of December 31, 2000. Historically, the portion of selling, general, and administrative expenses that relate to corporate support functions and depreciation and amortization are allocated to segments based on the ratio of segment labor expense to total labor expense, exclusive of corporate selling, general, and administrative labor expense. The total amount of corporate selling, general, and administrative expense allocated to segments was $37.2 million and $35.9 million for the years ended June 30, 2001 and 2002, respectively. With the elimination of all ET segment activities in the year ended June 30, 2003, all selling, general, and administrative expenses that relate to corporate support functions for the year ended June 30, 2003 were assigned to the C&SI segment. The Company only tracks accounts receivable and goodwill by segment. No other assets are specifically assigned to a segment.

Reportable Segments

(in thousands)

Year Ended June 30, 2001	C&SI	ET	LSI	Total
Revenue	$294,892	$14,168	$3,488	$312,548
Depreciation and amortization	6,938	1,297	158	8,393
Operating income (loss)	16,263	(8,208)	(3,887)	4,168
Accounts receivable, net at June 30, 2001	96,188	390	870	97,448

Year Ended June 30, 2002	C&SI	ET	LSI	Total
Revenue	$356,246	$4,951	$—	$361,197
Depreciation and amortization	7,371	495	—	7,866
Operating income (loss)	24,665	(6,158)	—	18,507
Accounts receivable, net at June 30, 2002	94,463	1,299	100	95,862
Goodwill	2,957	—	—	2,957

Year Ended June 30, 2003	C&SI	ET	LSI	Total
Revenue	$449,298	$1,077	$—	$450,375
Depreciation and amortization	8,969	73	—	9,042
Operating income (loss)	42,034	(46)	—	41,988
Accounts receivable, net at June 30, 2003	119,224	—	—	119,224
Goodwill	36,171	—	—	36,171

16.    Acquisitions:

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

Years Ended June 30, 2001, 2002, and 2003

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

In January 2003, the Company acquired, by merger, all of the outstanding stock of Adroit Systems, Inc. (Adroit), a privately-held company specializing in national security, particularly providing services in the area of command and control, communications, computers, intelligence, surveillance, and reconnaissance to U.S. intelligence and defense organizations. The results of Adroit have been included in these consolidated financial statements from the January 31, 2003 date of the acquisition. The net purchase price consisted of initial payments to Adroit stockholders of approximately $33.3 million, with another $5.0 million deposited in escrow to secure indemnification obligations of the former stockholders of Adroit. In connection with the acquisition, we assumed and subsequently repaid debt of approximately $1.0 million. In addition, Adroit executives used $4.4 million of the net purchase price proceeds to buy an aggregate of 160,905 shares of SRA International, Inc. class A common stock at a price equal to the average closing stock price on the twenty trading days preceding the closing date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including acquisition expenses, at the date of acquisition (in thousands).

Current assets	$13,695
Property and equipment, net	1,180
Goodwill	24,516
Identified intangible assets	4,629

Total assets acquired	44,020

Current liabilities	(3,326)
Other liabilities	(2,331)

Total liabilities assumed	(5,657)

Net assets acquired	$38,363

The identified intangible assets of $4.6 million were assigned to contract rights and are being amortized on a straight-line basis over a period of six years.

The following unaudited pro forma information presents consolidated information as if the acquisition of Adroit had occurred on July 1, 2001. The pro forma information is provided based on historical data that does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of the future results of operations of the combined entity (in thousands, except per share amounts).

	Pro Forma
	2002	2003
Revenue	$400,006	$478,727
Net income	11,626	31,012
Basic earnings per share	0.79	1.45
Diluted earnings per share	0.68	1.30

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2001, 2002 and 2003

17.    Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Revenue	Operating Income	Income Before Taxes	Net Income	Earnings Per Share (a)
					Basic	Diluted
Year Ended June 30, 2002
1st Quarter	$77,594	$1,974	$2,282	$1,197	$0.09	$0.08
2nd Quarter	82,986	2,912	2,968	1,264	0.09	0.08
3rd Quarter	99,175	5,908	7,564	4,433	0.32	0.27
4th Quarter	101,442	7,713	7,740	4,383	0.26	0.22

Year Ended June 30, 2003
1st Quarter	$101,538	$7,067	$8,486	$5,007	$0.24	$0.21
2nd Quarter	105,311	9,917	15,024	9,005	0.43	0.38
3rd Quarter	116,405	11,511	11,796	7,170	0.33	0.30
4th Quarter	127,121	13,494	13,786	8,478	0.38	0.35

(a)	The sum of earnings per share for the four quarters in both years differs from the annual earnings per share due to the required method of computing the weighted average number of shares in the interim period.

Schedule II

Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended June 30, 2001, 2002, and 2003, was as follows (in thousands):

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2001	$583	$767	$150	$ —		$1,200
2002	1,200	700	850	—		1,050
2003	1,050	150	—	178	*	1,378

Allowance for Contract Disallowances

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2001	$1,925	$1,665	$1,848	$ —		$1,742
2002	1,742	707	923	26	*	1,552
2003	1,552	842	439	220	*	2,175

Allowances for Interest on Tax Exposure

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2001	$209	$2,391	$—	$ —		$2,600
2002	2,600	—	2,415	—		185
2003	185	—	30	—		155

*	Represents reserves assumed in connection with acquisitions.