Form 10-Q
period 2003-09-30
SRA INTERNATIONAL INC
filed 2003-11-14
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31334

SRA International, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	54-1360804
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4350 Fair Lakes Court, Fairfax, Virginia	22033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (703) 803-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  ☐  No

As of October 31, 2003, there were 17,006,913 shares outstanding of the registrant’s class A common stock and 8,346,029 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30, 2003	September 30, 2003
		(Unaudited)
Current assets:
Cash and cash equivalents	$158,264	$165,844
Short-term investments	433	—
Accounts receivable, net	119,224	125,978
Prepaid expenses and other	12,434	15,068
Deferred income taxes, current	5,980	6,081

Total current assets	296,335	312,971

Property and equipment, at cost:
Leasehold improvements	17,871	19,057
Furniture, equipment, and software	51,045	51,988

Total property and equipment	68,916	71,045
Accumulated depreciation and amortization	(48,275)	(49,991)

Total property and equipment, net	20,641	21,054

Other assets:
Goodwill	36,171	36,171
Identified intangibles, net	6,120	5,858
Deferred compensation trust	3,483	3,607
Deferred income taxes, noncurrent	1,308	1,419
Investments and other	653	—

Total other assets	47,735	47,055

Total assets	$364,711	$381,080

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2003	September 30, 2003
		(Unaudited)
Current liabilities:
Accounts payable	$18,640	$16,598
Accrued payroll and employee benefits	26,614	31,843
Accrued expenses	26,077	25,650
Current portion of long-term debt	400	—
Billings in excess of revenue recognized	4,949	5,389

Total current liabilities	76,680	79,480

Other long-term liabilities	5,016	5,786

Total liabilities	81,696	85,266

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 22,578,007 and 23,056,335 shares issued as of June 30, 2003 and September 30, 2003; 16,526,672 and 17,000,558 shares outstanding as of June 30, 2003 and September 30, 2003	93	95
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 10,452,753 and 10,287,205 shares issued as of June 30, 2003 and September 30, 2003; 8,511,577 and 8,346,029 shares outstanding as of June 30, 2003 and September 30, 2003	40	39
Additional paid-in capital	224,808	229,868
Treasury stock, at cost	(47,057)	(47,202)
Deferred stock-based compensation	(509)	(457)
Retained earnings	105,640	113,471

Total stockholders’ equity	283,015	295,814

Total liabilities and stockholders’ equity	$364,711	$381,080

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2002	2003
Revenue	$101,538	$131,978
Operating costs and expenses:
Cost of services	72,633	94,119
Selling, general, and administrative	19,814	23,147
Depreciation and amortization	2,024	2,267

Total operating costs and expenses	94,471	119,533

Operating income	7,067	12,445
Interest expense	(47)	(1)
Interest income	435	394
Gain on sale of equity method investment	1,031	—

Income before taxes	8,486	12,838
Provision for income taxes	3,479	5,007

Net income	$5,007	$7,831

Earnings per share:
Basic	$0.24	$0.31

Diluted	$0.21	$0.29

Weighted-average shares:
Basic	20,727,703	25,185,472

Diluted	23,400,370	27,088,038

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$5,007	$7,831
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	2,044	2,267
Stock-based compensation	53	52
Tax benefits of stock option exercises	352	3,069
Deferred income taxes	(650)	(212)
Gain on sale of equity method investment	(1,031)	—
Changes in assets and liabilities:
Accounts receivable	(192)	(6,426)
Prepaid expenses and other	1,638	(2,634)
Accounts payable	(181)	(2,042)
Accrued payroll and employee benefits	3,900	5,229
Accrued expenses	1,161	(427)
Billings in excess of revenue recognized	1,314	440
Other	97	511

Net cash provided by operating activities	13,512	7,658

Cash flows from investing activities:
Capital expenditures	(2,728)	(2,608)
Purchases of investments	(7,603)	—
Proceeds from sale of investments	—	1,083
Proceeds from sale of equity method investment	1,031	—

Net cash used in investing activities	(9,300)	(1,525)

Cash flows from financing activities:
Repayment of term loan	(400)	(400)
Issuance of common stock	215	1,992
Purchase of treasury stock	(206)	(145)

Net cash (used in) provided by financing activities	(391)	1,447

Net increase in cash and cash equivalents	3,821	7,580
Cash and cash equivalents, beginning of period	87,137	158,264

Cash and cash equivalents, end of period	$90,958	$165,844

Supplemental disclosures of cash flow information:
Cash paid during the period—
Interest	$54	$8

Income taxes	$17	$6

Cash received during the period—
Interest	$361	$256

Income taxes	$95	$—

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2002 and 2003

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2003.

New Accounting Pronouncements

In November 2002 and May 2003, the Financial Accounting Standards Board’s, or FASB’s, Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. The Company must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 had no impact on the Company’s financial position, results of operations, or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the EITF reached a consensus on EITF Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF 01-08 provides guidance on how to determine whether an arrangement between the Company and a client contains a lease that is within the scope of FASB Statement No. 13 “Accounting for Leases.” The guidance in EITF 01-08 is based on whether the arrangement conveys to the client the right to use a specific asset. EITF 01-08 is effective for arrangements entered into or modified on or after July 1, 2003. The adoption of EITF 01-08 had no impact on the Company’s financial position, results of operation, or cash flows.

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

Three Months Ended September 30, 2002 and 2003

services provided to federal government clients, and SRA expects that services provided to federal government clients will continue to account for substantially all of its revenue.

Revenue from contracts with federal government agencies were 97 percent and 99 percent of total revenue for the three months ended September 30, 2002 and 2003, respectively.

Revenue was generated from the following contract types for the periods indicated:

	Three Months Ended September 30,
	2002	2003
Cost-plus-fee	43%	47%
Time-and-materials	38	37
Fixed-price	19	16

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

	Three Months Ended September 30,
	2002	2003
Basic weighted-average common shares outstanding	20,727,703	25,185,472
Effect of potential exercise of stock options	2,672,667	1,902,566

Diluted-weighted average common shares outstanding	23,400,370	27,088,038

In August 2003, the Company granted stock options to purchase 619,410 shares of class A common stock at an exercise price of $33.59 per share, the fair value of class A common stock on the date of grant. These options vest at the rate of 25 percent per year over four years, beginning on the date of grant. The options expire in August 2013.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2002 and 2003

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in each period presented (in thousands, except per share amounts).

	Three Months Ended September 30,
	2002	2003
Net income, as reported	$5,007	$7,831
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	53	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(455)	(750)

Pro forma net income	$4,605	$7,133

Earnings per share:
Basic—as reported	$0.24	$0.31

Basic—pro forma	$0.22	$0.28

Diluted—as reported	$0.21	$0.29

Diluted—pro forma	$0.20	$0.26

4.    Accounts Receivable:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2003	September 30, 2003
Billed and billable, net of allowance of $1,378 as of June 30, 2003 and $1,310 as of September 30, 2003	$110,073	$116,660

Unbilled:
Retainages	3,442	4,906
Revenue recorded in excess of milestone billings on fixed-price contracts	5,917	3,936
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,967	2,391
Allowance for contract disallowances	(2,175)	(1,915)

Total unbilled	9,151	9,318

Total accounts receivable	$119,224	$125,978

The billable accounts receivable included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that was billable as of the balance sheet date. These billable accounts receivable are typically billed and collected within 90 days of the balance sheet date.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2002 and 2003

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

Stock Purchase Agreement

A stock purchase agreement with the Company’s chief executive officer requires the Company to maintain $10 million of term life insurance through December 2010. In the event this policy ceases to be available before the end of 2010, the Company has agreed it will purchase and maintain new life insurance policies providing the maximum coverage for the remainder of that period that can be purchased with the same overall annual premiums of approximately $53,000. The Company is the sole beneficiary of this policy and is required to use any proceeds received to repurchase shares from the chief executive officer’s estate upon his death.

6.    Gain on Sale of Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11.8 million on the sale of its minority interest in Mail2000, Inc. At that time, the Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the three months ended September 30, 2002, an additional pre-tax gain of approximately $1.0 million was recognized when the Company received its portion of proceeds from the settlement of indemnification escrow agreements. As of September 30, 2003, all escrows related to the sale of Mail2000, Inc. have been distributed.

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

OVERVIEW

We are a leading provider of information technology services and solutions to federal government clients in three principal markets: national security, civil government, and health care and public health. Since our founding in 1978, we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. During each of our last three fiscal years and the three months ended September 30, 2003, we recognized more than 92% of our revenue from contract engagements in which we acted as a prime contractor. Our contract base is diversified among federal government clients. No single engagement accounted for more than 8% of our revenue during the last three fiscal years or the three months ended September 30, 2003. The National Guard, as a client group, accounted for approximately 14% of our revenue for the three months ended September 30, 2003. No other client or client group accounted for more than 10% of our revenue in the periods presented herein.

Our backlog as of September 30, 2003 was approximately $1.7 billion, of which $268.7 million was funded. Our backlog as of June 30, 2003 was $1.6 billion, of which $243.3 million was funded. We define our backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenue during the last three quarters of fiscal 2004 from approximately 18% of our total backlog as of September 30, 2003. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011.

The following is a summary of our backlog in each of our markets:

Market	Contract backlog as of June 30, 2003	Contract backlog as of September 30, 2003
	(in millions)
National security	$957.7	$1,036.0
Civil government	286.6	361.7
Health care and public health	312.6	317.3
Commercial	2.1	1.6

Total	$1,559.0	$1,716.6

We presently report one operating segment for financial reporting purposes, our consulting and systems integration business, or C&SI. The C&SI segment represents our core business and includes high-end consulting services and information technology solutions primarily for federal government clients. This segment focuses on our three principal markets: national security, civil government, and health care and public health. As of September 30, 2003, the C&SI segment represents all of our ongoing operations.

For the three months ended September 30, 2002, we reported a second operating segment for financial reporting purposes, our emerging technologies segment, or ET. The ET segment historically performed advanced technology research and development, sought commercial applications for this technology, and managed our commercial software products and services offerings, including our Assentor practice. Substantially all ET segment activities had ceased as of June 30, 2002. As of July 1, 2002, the only remaining activity in the ET segment was our Assentor practice. In October 2002, we sold our Assentor practice to a third party.

The following table summarizes the total revenue and operating income for each period represented by each of our reported segments (in thousands):

Segment	Three Months Ended September 30,
	2002	2003
Consulting & systems integration
Revenue	$100,637	$131,978
Operating income	7,011	12,445

Emerging technologies
Revenue	901	—
Operating income	56	—

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

We have several critical accounting policies, which were discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, that are both important to the portrayal of our financial condition and results of operations. During the three months ended September 30, 2003, we have not adopted any new accounting policies that are considered critical accounting policies.

Revenue

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract performance review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a client pays us a specified amount to provide only a particular service for a stated time period, a so-called fee-for-service arrangement, is recognized as amounts are billable, assuming all other criteria for revenue recognition are met. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals or we receive contractual notification from a client that the fee has been earned.

To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

From time to time, we may proceed with work based on client direction pending definitization and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program.

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

Gain on Sale of Equity Method Investment

We use the equity method of accounting for investments in which we do not have a controlling interest but exercise significant influence. Under the equity method, investments are carried at cost and then are adjusted to reflect our portion of increases and decreases in the net assets of the investee. Our investment in Mail2000, Inc. was accounted for under the equity method until it was sold in February 2001. The gains we recognized upon the sale of our minority interest in Mail2000, Inc. and when we subsequently received payments from escrow accounts established at the time of sale are included in gain on sale of equity method investment.

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenue, for the periods indicated.

	Three Months Ended September 30,
	2002	2003
	(unaudited, in thousands)
Revenue	$101,538	$131,978
Operating costs and expenses:
Cost of services	72,633	94,119
Selling, general, and administrative	19,814	23,147
Depreciation and amortization	2,024	2,267

Total operating costs and expenses	94,471	119,533

Operating income	7,067	12,445
Interest income (expense), net	388	393
Gain on sale of equity method investment	1,031	—

Income before taxes	8,486	12,838
Provision for income taxes	3,479	5,007

Net income	$5,007	$7,831

	(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	71.5	71.3
Selling, general, and administrative	19.5	17.5
Depreciation and amortization	2.0	1.7

Total operating costs and expenses	93.0	90.6

Operating income	7.0	9.4
Interest income (expense), net	0.4	0.3
Gain on sale of equity method investment	1.0	—

Income before taxes	8.4	9.7
Provision for income taxes	3.5	3.8

Net income	4.9%	5.9%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue

For the three months ended September 30, 2003, revenue increased 30.0% to $132.0 million, from $101.5 million for the three months ended September 30, 2002. Revenue growth resulted primarily from our January 2003 acquisition of Adroit Systems, Inc. (Adroit) and new national security contracts.

Cost of Services

For the three months ended September 30, 2003, cost of services increased 29.6% to $94.1 million, from $72.6 million for the three months ended September 30, 2002. This increase in cost of services was due primarily to services provided under new national security contract awards and the cost of services attributable to Adroit contracts. As a percentage of revenue, cost of services decreased slightly to 71.3% for the three months ended September 30, 2003, from 71.5% for the three months ended September 30, 2002. This net decrease as a percentage of revenue was attributable primarily to three factors. First, during the close-out process on certain previously completed cost-type contracts, we were successful in negotiating and collecting additional amounts related to previous years’ indirect rate variances, which decreased the ratio of cost of services to revenue in the current period. Second, we reduced the level of services provided by subcontractors relative to services being provided by our employees. Work performed by our employees is more profitable than subcontracted work, which decreased the ratio of cost of services to revenue. Third, we incurred start-up costs on certain contracts that were not recoverable and for which no revenue was recognized, which increased the ratio of cost of services to revenue.

Selling, General, and Administrative Expenses

For the three months ended September 30, 2003, selling, general, and administrative expenses increased 16.8% to $23.1 million, from $19.8 million for the three months ended September 30, 2002. As a percentage of revenue, selling, general, and administrative expenses decreased to 17.5% for the three months ended September 30, 2003, from 19.5% for the three months ended September 30, 2002. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in selling, general, and administrative expenses to a rate below our revenue growth rate. We are able to accomplish this by leveraging our centralized corporate services functions as we win new contracts and integrate acquired companies into our systems and processes.

Depreciation and Amortization

For the three months ended September 30, 2003, depreciation and amortization increased 12.0% to $2.3 million, from $2.0 million for the three months ended September 30, 2002. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangible assets recorded as a result of our Adroit acquisition. As a percentage of revenue, depreciation and amortization decreased to 1.7% for the three months ended September 30, 2003, from 2.0% for the three months ended September 30, 2002. Our depreciation and amortization expense is driven by our capital expenditures, which we target at approximately 2% of revenue on an annual basis, and the identified intangible assets recorded when we acquire companies.

Interest Income, net

For the three months ended September 30, 2003, interest income, net increased to $393,000 from interest income, net of $388,000 for the three months ended September 30, 2002. This increase reflected higher average cash and cash equivalents and investment balances resulting from our June 2003 stock offering, offset by the impact of lower interest income rates.

Income Taxes

For the three months ended September 30, 2003, our effective income tax rate decreased to 39.0%, from 41.0% for the three months ended September 30, 2002. This decrease was due primarily to lower nondeductible expenses for tax purposes in the three months ended September 30, 2003, combined with expanding income before taxes.

SEASONALITY

Our operating margin has typically been negatively affected in the quarter ending September 30 by generally lower utilization rates. These lower utilization rates have been attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. This seasonality was not transparent in our consolidated financial results for the three months ended September 30, 2003, due to the recent successes we have had in business development and hiring. However, we expect to continue to experience this seasonality and our future periods may be materially affected by it.

LIQUIDITY AND CAPITAL RESOURCES

We expect our future liquidity needs will be primarily to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, and to make selected strategic acquisitions. We expect the combination of cash flows from operations, our cash and cash equivalents and short-term investments, and the available borrowing capacity under our credit facility to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Our ability to borrow funds is generally related to the amount of cash flow we generate from our operating activities.

Our cash and cash equivalents and short-term investments were $165.8 million as of September 30, 2003, up from $158.7 million as of June 30, 2003. We had no borrowings outstanding under our credit facility as of either June 30, 2003 or September 30, 2003. Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered.

Cash Flow

Net cash provided by operating activities was $7.7 million for the three months ended September 30, 2003, a decrease of $5.9 million from the three months ended September 30, 2002. This decrease in operating cash flow was primarily attributable to changes in various working capital accounts as a result of normal timing differences in the collection of accounts receivable and the payment of our vendors, offset by higher net income and increased tax benefits of stock option exercises. Net cash used in investing activities was $1.5 million for the three months ended September 30, 2003, a decrease of $7.8 million from the three months ended September 30, 2002. This decrease in investing cash outflows was primarily due to the purchase of investments during the three months ended September 30, 2002, offset by the proceeds from the sale of our equity method investment in Mail2000, Inc. Net cash provided by financing activities was $1.4 million for the three months ended September 30, 2003, a change of $1.8 million from the three months ended September 30, 2002. This change in financing cash inflows was primarily due to the issuance of common stock upon the exercise of stock options in the three months ended September 30, 2003.

Credit Facility

We maintain a $60 million credit facility that expires on December 31, 2003. The current commitment under this facility is $40 million and we have the option, provided no event of default under the agreement exists, of increasing the amount committed in two increments of $10 million. We may use this facility for general corporate purposes including working capital financing, capital purchases, acquisitions, and stock repurchases. As of September 30, 2003, we had no borrowings outstanding under the credit facility and the full $40 million commitment was available for borrowings. We expect to enter into a new credit facility prior to the expiration of the existing credit facility.

RELATED PARTY TRANSACTIONS

We have an agreement, as amended in September 2002, with Ernst Volgenau, our chief executive officer, requiring us to maintain $10 million of term life insurance on his life through 2010. We are the sole beneficiary of this policy and we are required to use any proceeds received from this insurance to repurchase shares of our common stock owned by Dr. Volgenau upon his death. We are required to pay annual premiums on this insurance policy of approximately $53,000 through 2010.

We have maintained an equity interest in Mantas, Inc. since May 24, 2001. We currently own approximately eight million shares of Mantas, Inc. class A common stock, representing approximately 15% of the outstanding shares of Mantas, Inc. We have no cost basis in this investment and do not fund, nor is there any obligation or expectation to fund, the on-going operations of Mantas, Inc.

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

Commitments

The following table summarizes our contractual obligations as of September 30, 2003 that require us to make future cash payments:

	Payments due by period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating lease commitments, net	$128,587	$16,430	$29,008	$23,551	$59,598
Term life insurance	351	53	106	106	86

Total contractual obligations	$128,938	$16,483	$29,114	$23,657	$59,684

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 93%, 96%, and 99% of our revenue for fiscal 2001, 2002, and 2003, respectively, and 99% of our revenue for the three months ended September 30, 2003. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 47%, 53%, 58%, and 60% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under four GWACs and more than 20 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2001, 2002, and 2003, and the three months ended September 30, 2003, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 87%, 91%, 86%, and 87% respectively, of our revenue from federal government clients. As these types of contracts have increased in importance in the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

On October 1, 2003, the Department of Defense issued a new interim rule that states procurements of services that are not performance based or that are to be procured using a contract vehicle outside of the Department of Defense must be approved in advance. This rule could result in the Department of Defense limiting its future use of GWACs and GSA schedule contracts. This or similar initiatives, if taken by the Department of Defense or other government agencies and departments, could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for this business in the future may be harmed.

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

Our backlog was approximately $1.7 billion as of September 30, 2003, of which $268.7 million was funded. We currently expect to recognize revenue during the last three quarters of fiscal 2004 from approximately 18% of our total backlog as of September 30, 2003. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of September 30, 2003 from which we expect to recognize revenue in the last three quarters of fiscal 2004 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of September 30, 2003, our revenue and operating results for our 2004 fiscal year as well as future reporting periods may be materially harmed.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or a GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 35%, 35%, 30%, and 28% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and for the three months ended September 30, 2003, respectively.

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

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include federal systems integrators such as Computer Sciences Corporation and Science Applications International Corporation, divisions of large defense contractors such as General Dynamics Corporation, Lockheed Martin Corporation, and Northrop Grumman Corporation, and consulting firms such as Accenture Ltd. and BearingPoint, Inc. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the three months ended September 30, 2003, we derived 47%, 37%, and 16% of our revenue from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 62%, 52%, 43%, and 47% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the three months ended September 30, 2003, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have recently been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 15%, 17%, 20%, and 16% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the three months ended September 30, 2003, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 35%, 35%, 30%, and 28% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the three months ended September 30, 2003, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

In addition, as of September 30, 2003, we had approximately 70 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 47%, 53%, 58%, and 60% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the three months ended September 30, 2003, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 46%, 43%, 41%, and 39% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the three months ended September 30, 2003, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. A shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense or the Department of Homeland Security, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 93%, 96%, and 99% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively, and 99% of our revenue for the three months ended September 30, 2003, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

The adoption of new procurement laws or regulations could reduce the amount of services that are outsourced by the federal government and could cause us to lose future revenue.

New legislation, procurement regulations, or union pressure could cause federal agencies to adopt restrictive procurement practices regarding the use of outside information technology providers. For example, the American Federation of Government Employees, the largest federal employee union, strongly endorses legislation that may restrict the procedure by which services are outsourced to government contractors. If such legislation were to be enacted, it would likely reduce the amount of information technology services that could be outsourced by the federal government, which could materially reduce our future revenue.

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

Other Risks Related to Our Stock

A public market for our class A common stock has existed only for a limited period of time, and our stock price is volatile and could decline.

Prior to May 24, 2002, there was no public market for any class of our common stock. An active trading market for our class A common stock may not be sustained, which could affect your ability to sell your shares and could depress the market price of your shares.

The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and holders of our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

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

As of October 31, 2003, Ernst Volgenau, our chief executive officer, beneficially owned 387,548 shares of class A common stock and 6,708,270 shares of class B common stock, which represented approximately 67.1% of the combined voting power of our outstanding common stock. As of October 31, 2003, our executive officers and directors as a group beneficially owned an aggregate of 4,206,789 shares of class A common stock and 8,346,029 shares of class B common stock, which represented approximately 86.5% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise control or significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

A substantial number of shares recently became eligible for sale, which could cause our class A common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market, the market price of our class A common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In October 2003, 2,117,645 shares became available for sale in the public market following the expiration of the lock-up between us and the entities affiliated with General Atlantic Partners, LLC. In January 2004, 160,905 shares purchased by certain executives of Adroit Systems, Inc., in connection with our January 2003 acquisition of Adroit, will become available for sale in the public market following the first anniversary of the share purchase date. The market price of our class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. Also, as of October 31, 2003, options to purchase 2,449,438 shares of our class A common stock were exercisable. Shares issued upon the exercise of any of these stock options would generally be available for sale in the public market.

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

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, no investment securities may have maturities exceeding two years and the average duration of the portfolio can not exceed nine months.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

At June 30, 2003 and September 30, 2003, the carrying value of financial instruments approximated fair value.

To the extent borrowings are outstanding under our credit facility, we have some interest rate risk based on the variable interest rate of our revolving credit facility. Average borrowings under our revolving credit facility were not material in any period presented in this quarterly report.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

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

Item 2.    Changes in Securities and Use of Proceeds

During the three months ended September 30, 2003, we issued 104 shares of our class A common stock to our SRA International, Inc. 401(k) Plan. These issuances were not sales within the meaning of the Act.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On August 4, 2003, the Company furnished a Current Report on Form 8-K containing a copy of its earnings release for the year ended June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 14th day of November, 2003.

SRA INTERNATIONAL, INC.

By:	/s/ ERNST VOLGENAU
Ernst Volgenau, Chairman and Chief Executive Officer

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)