Form 10-Q
period 2003-12-31
SRA INTERNATIONAL INC
filed 2004-02-13
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

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

As of January 31, 2004, there were 17,356,898 shares of the registrant’s class A common stock outstanding and 8,246,029 shares of the registrant’s class B common stock outstanding.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND SIX MONTHS ENDED DECEMBER 31, 2003

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30, 2003	December 31, 2003
		(Unaudited)
Current assets:
Cash and cash equivalents	$158,264	$189,067
Short-term investments	433	—
Accounts receivable, net	119,224	134,710
Prepaid expenses and other	12,434	13,887
Deferred income taxes, current	5,980	5,211

Total current assets	296,335	342,875

Property and equipment, at cost:
Leasehold improvements	17,871	19,593
Furniture, equipment, and software	51,045	53,621

Total property and equipment	68,916	73,214
Accumulated depreciation and amortization	(48,275)	(51,917)

Total property and equipment, net	20,641	21,297

Other assets:
Goodwill	36,171	36,171
Identified intangibles, net	6,120	5,595
Deferred compensation trust	3,483	3,867
Deferred income taxes, noncurrent	1,308	1,536
Investments and other	653	—

Total other assets	47,735	47,169

Total assets	$364,711	$411,341

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2003	December 31, 2003
		(Unaudited)
Current liabilities:
Accounts payable and accrued expenses	$40,338	$48,652
Accrued payroll and employee benefits	30,993	41,709
Current portion of long-term debt	400	—
Billings in excess of revenue recognized	4,949	8,323

Total current liabilities	76,680	98,684

Other long-term liabilities	5,016	5,884

Total liabilities	81,696	104,568

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 22,578,007 and 23,280,935 shares issued as of June 30, 2003 and December 31, 2003; 16,526,672 and 17,225,158 shares outstanding as of June 30, 2003 and December 31, 2003	93	96
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 10,452,753 and 10,187,205 shares issued as of June 30, 2003 and December 31, 2003; 8,511,577 and 8,246,029 shares outstanding as of June 30, 2003 and December 31, 2003	40	39
Additional paid-in capital	224,808	231,739
Treasury stock, at cost	(47,057)	(47,202)
Deferred stock-based compensation	(509)	(404)
Retained earnings	105,640	122,505

Total stockholders’ equity	283,015	306,773

Total liabilities and stockholders’ equity	$364,711	$411,341

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Revenue	$105,311	$143,002	$206,849	$274,980
Operating costs and expenses:
Cost of services	73,850	103,065	146,483	197,184
Selling, general, and administrative	19,571	23,457	39,385	46,604
Depreciation and amortization	1,973	2,460	3,997	4,727

Total operating costs and expenses	95,394	128,982	189,865	248,515

Operating income	9,917	14,020	16,984	26,465
Interest expense	(27)	—	(74)	(1)
Interest income	449	421	884	815
Gain on sale of equity method investment	—	—	1,031	—
Gain on sale of Assentor practice	4,685	—	4,685	—
Other income	—	153	—	153

Income before taxes	15,024	14,594	23,510	27,432
Provision for income taxes	6,019	5,560	9,498	10,567

Net income	$9,005	$9,034	$14,012	$16,865

Earnings per share:
Basic	$0.43	$0.36	$0.67	$0.67

Diluted	$0.38	$0.33	$0.60	$0.62

Weighted-average shares:
Basic	20,919,580	25,389,111	20,823,641	25,287,291

Diluted	23,479,522	27,378,314	23,439,946	27,233,176

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2002	2003
Cash flows from operating activities:
Net income	$14,012	$16,865
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	4,037	4,727
Stock-based compensation	105	105
Tax benefits of stock option exercises	4,669	4,155
Deferred income taxes	(26)	541
Gain on sale of equity method investment	(1,031)	—
Gain on sale of Assentor practice	(4,685)	—
Changes in assets and liabilities:
Accounts receivable	(1,115)	(14,994)
Prepaid expenses and other	2,640	(1,453)
Accounts payable and accrued expenses	(3,128)	8,314
Accrued payroll and employee benefits	3,726	10,716
Billings in excess of revenue recognized	734	3,374
Other	692	184

Net cash provided by operating activities	20,630	32,534

Cash flows from investing activities:
Capital expenditures	(5,043)	(5,047)
Purchases of investments	(8,353)	—
Proceeds from sale of investments	5,980	1,083
Proceeds from sale of equity method investment	1,031	—
Proceeds from sale of Assentor practice	4,685	—
Earn-out payments to former Marasco Newton Group, Ltd., stockholders	(8,006)	—

Net cash used in investing activities	(9,706)	(3,964)

Cash flows from financing activities:
Repayment of term loan	(800)	(400)
Issuance of common stock	2,344	2,778
Purchase of treasury stock	(2,718)	(145)
Reissuance of treasury stock	1,174	—

Net cash provided by financing activities	—	2,233

Net increase in cash and cash equivalents	10,924	30,803
Cash and cash equivalents, beginning of period	87,137	158,264

Cash and cash equivalents, end of period	$98,061	$189,067

Supplemental disclosures of cash flow information:
Cash paid during the period—
Interest	$85	$8

Income taxes	$3,796	$53

Cash received during the period—
Interest	$717	$761

Income taxes	$168	$77

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Six Months Ended December 31, 2002 and 2003

1. Basis of Presentation:

The accompanying unaudited consolidated financial statements of SRA International, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2003.

New Accounting Pronouncements

In November 2002 and May 2003, the Financial Accounting Standards Board’s, or FASB’s, Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 had no impact on the Company’s financial position, results of operations, or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and other existing pronouncements. This statement is effective for contracts entered into or modified on or after July 1, 2003. The adoption of SFAS No. 149 had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the EITF reached a consensus on EITF Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF 01-08 provides guidance on how to determine whether an arrangement between the Company and a client contains a lease that is within the scope of FASB Statement No. 13 “Accounting for Leases.” The guidance in EITF 01-08 is based on whether the arrangement conveys to the client the right to use a specific asset. EITF 01-08 is effective for arrangements entered into or modified on or after July 1, 2003. The adoption of EITF 01-08 had no impact on the Company’s financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2002 and 2003

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

Revenue from contracts with federal government agencies were 98 percent of total revenue for both the three months ended and six months ended December 31, 2002, and 99 percent of total revenue for both the three months ended and the six months ended December 31, 2003.

Revenue was generated from the following contract types for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Cost-plus-fee	43%	45%	43%	46%
Time-and-materials	35	37	37	37
Fixed-price	22	18	20	17

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Basic weighted-average common shares outstanding	20,919,580	25,389,111	20,823,641	25,287,291
Effect of potential exercise of stock options	2,559,942	1,989,203	2,616,305	1,945,885

Diluted-weighted average common shares outstanding	23,479,522	27,378,314	23,439,946	27,233,176

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

Three Months and Six Months Ended December 31, 2002 and 2003

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in each period presented (in thousands, except per share amounts).

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Net income, as reported	$9,005	$9,034	$14,012	$16,865
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	52	53	105	105
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(659)	(896)	(1,114)	(1,646)

Pro forma net income	$8,398	$8,191	$13,003	$15,324

Earnings per share:
Basic—as reported	$0.43	$0.36	$0.67	$0.67

Basic—pro forma	$0.40	$0.32	$0.62	$0.61

Diluted—as reported	$0.38	$0.33	$0.60	$0.62

Diluted—pro forma	$0.36	$0.30	$0.55	$0.56

4. Accounts Receivable:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2003	December 31, 2003
Billed and billable, net of allowance of $1,378 as of June 30, 2003 and $1,310 as of December 31, 2003	$110,073	$124,965

Unbilled:
Retainages	3,442	5,643
Revenue recorded in excess of milestone billings on fixed-price contracts	5,917	3,408
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,967	2,445
Allowance for contract disallowances	(2,175)	(1,751)

Total unbilled	9,151	9,745

Total accounts receivable	$119,224	$134,710

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

Three Months and Six Months Ended December 31, 2002 and 2003

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

Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, the Company would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus a negotiated amount of profit. Contractors who fail to comply with applicable federal government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the government, or other remedies. Management believes the Company has complied with all such statutes and regulations.

Litigation

The Company is involved in various legal matters and proceedings concerning matters in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

6. Gain on Sale of Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11.8 million on the sale of its minority interest in Mail2000, Inc. At that time, the Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the six months ended December 31, 2002, an additional pre-tax gain of approximately $1.0 million was recognized when the Company received its portion of proceeds from the settlement of indemnification escrow agreements. As of December 31, 2002, all escrowed amounts related to the sale of Mail2000, Inc. had been distributed.

7. Gain on Sale of Assentor Practice:

In October 2002, the Company sold its Assentor practice for approximately $5 million, resulting in a pre-tax gain of $4.7 million. All proceeds due as a result of this sale were received in October 2002 upon closing.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2002 and 2003

8. Other Income:

The Internal Revenue Service challenged the Company’s use of the cash receipts and disbursements method of accounting for income taxes in 1998 while auditing the Company’s fiscal 1996 tax return. The Company had previously established a reserve of approximately $2.6 million toward this contingency for what the Company then estimated to be its probable interest payments on this liability. During the three months ended December 31, 2003, the Company made what it believes were final payments to settle all remaining state tax liabilities with respect to this matter. As a result, the Company reversed the remaining $153,000 of reserves. This reversal is reflected as other income in the three and six months ended December 31, 2003.

9. Subsequent Event:

In January 2004, the Company completed its acquisition of ORION Scientific Systems (ORION), a privately-held company focused on national security and homeland defense. ORION provides analytical support, training, system development, and proprietary knowledge management applications to its customers in the intelligence agencies, Department of Defense, and law enforcement community. The Company acquired ORION for $34.5 million, consisting of $33 million of cash on hand and $1.5 million of class A common stock.

[Remainder of page left blank intentionally.]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, include forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. Factors that could cause actual results to differ materially from forward-looking statements include our dependence on our contracts with federal government agencies, particularly within the U.S. Department of Defense, for substantially all of our revenue, our dependence on our GSA schedule contracts and our position as a prime contractor on government-wide acquisition contracts to grow our business, and other factors discussed in the section entitled “RISK FACTORS” in this Item 2. These factors, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

OVERVIEW

We are a leading provider of information technology services and solutions to federal government clients in three principal markets: national security, civil government, and health care and public health. Since our founding in 1978, we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. During each of our last three fiscal years and the six months ended December 31, 2003, we recognized more than 91% of our revenue from contract engagements in which we acted as a prime contractor. Our contract base is diversified among federal government clients. Revenue earned under our Advanced Information Technology Services contract with the National Guard represented approximately 11% of revenue for the three months ended December 31, 2003. The National Guard, as a client group, accounted for approximately 15% of our revenue for the six months ended December 31, 2003 and 16% of revenue for the three months ended December 31, 2003. No other client or client group accounted for more than 10% of our revenue for the periods presented herein.

Our backlog as of December 31, 2003 was approximately $1.9 billion, of which $260.7 million was funded. Our backlog as of June 30, 2003 was $1.6 billion, of which $243.3 million was funded. We define our backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. We currently expect to recognize revenue during the second half of fiscal 2004 from approximately 10% of our total backlog as of December 31, 2003. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. Our estimate of the portion of the backlog as of December 31, 2003 from which we expect to recognize revenue in the second half of fiscal 2004 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

We presently report one operating segment for financial reporting purposes, our consulting and systems integration business, or C&SI. The C&SI segment represents our core business and includes high-end consulting services and information technology solutions primarily for federal government clients. As of December 31, 2003, the C&SI segment represents all of our ongoing operations.

For the three and six months ended December 31, 2002, we reported a second operating segment for financial reporting purposes, our emerging technologies segment, or ET. The ET segment historically performed advanced technology research and development, sought commercial applications for this technology, and managed our commercial software products and services offerings, including our Assentor practice. Substantially all ET segment activities had ceased as of June 30, 2002. As of July 1, 2002, the only remaining activity in the ET segment was our Assentor practice. In October 2002, we sold our Assentor practice to a third party.

The following table summarizes the total revenue and operating income for each period represented by each of our reported segments (in thousands):

Segment	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Consulting & systems integration
Revenue	$105,135	$143,002	$205,772	$274,980
Operating income	10,019	14,020	17,030	26,465

Emerging technologies
Revenue	176	—	1,077	—
Operating (loss)	(102)	—	(46)	—

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, contract cost accounting, and accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of the intangible assets. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. These critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. During the six months ended December 31, 2003, we have not adopted any new accounting policies that we consider to be critical accounting policies.

Revenue

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract performance review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a client pays us a specified amount to provide only a particular service for a stated time period, a so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned.

To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

From time to time, we may proceed with work based on client direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program.

We maintain reserves for doubtful accounts receivable that may arise in the normal course of business. Historically, we have not had significant write-offs of doubtful accounts receivable related to work we perform for the federal government. However, we do perform work on contracts and task orders where on occasion issues arise that lead to accounts receivable not being fully collected.

Cost of Services

Cost of services includes the direct costs to provide our services and business solutions to clients. The most significant of these costs are the salaries and wages, plus associated fringe benefits, of our employees directly serving clients. Cost of services also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other direct costs, such as travel expenses incurred to support contract efforts.

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

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenue for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
	(unaudited, in thousands)
Revenue	$105,311	$143,002	$206,849	$274,980
Operating costs and expenses:
Cost of services	73,850	103,065	146,483	197,184
Selling, general, and administrative	19,571	23,457	39,385	46,604
Depreciation and amortization	1,973	2,460	3,997	4,727

Total operating costs and expenses	95,394	128,982	189,865	248,515

Operating income	9,917	14,020	16,984	26,465
Interest income, net	422	421	810	814
Gain on sale of equity method investment	—	—	1,031	—
Gain on sale of Assentor practice	4,685	—	4,685	—
Other income	—	153	—	153

Income before taxes	15,024	14,594	23,510	27,432
Provision for income taxes	6,019	5,560	9,498	10,567

Net income	$9,005	$9,034	$14,012	$16,865

	(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	70.1	72.1	70.8	71.7
Selling, general, and administrative	18.6	16.4	19.0	16.9
Depreciation and amortization	1.9	1.7	1.9	1.7

Total operating costs and expenses	90.6	90.2	91.8	90.4

Operating income	9.4	9.8	8.2	9.6
Interest income, net	0.4	0.3	0.4	0.3
Gain on sale of equity method investment	—	—	0.5	—
Gain on sale of Assentor practice	4.5	—	2.3	—
Other income	—	0.1	—	0.1

Income before taxes	14.3	10.2	11.4	10.0
Provision for income taxes	5.7	3.9	4.6	3.9

Net income	8.6%	6.3%	6.8%	6.1%

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

Revenue

For the three months ended December 31, 2003, revenue increased 35.8% to $143.0 million, from $105.3 million for the three months ended December 31, 2002. Revenue growth resulted primarily from our January 2003 acquisition of Adroit Systems, Inc. (Adroit) and new national security contract awards.

Cost of Services

For the three months ended December 31, 2003, cost of services increased 39.6% to $103.1 million, from $73.9 million for the three months ended December 31, 2002. This increase in cost of services was due primarily to the cost of services attributable to Adroit’s existing contracts and services provided under new national security contract awards. As a percentage of revenue, cost of services increased to 72.1% for the three months ended December 31, 2003, from 70.1% for the three months ended December 31, 2002. This increase as a percentage of revenue was attributable primarily to two factors. First, we provided more of our services under cost-plus-fee contracts during the three months ended December 31, 2003 than during the prior period; these contracts generally have lower profit margins than fixed-price or time-and-materials contracts, which increased the ratio of cost of services to revenue. Second, the amount of direct material purchases made by us in conjunction with our services increased during the three months ended December 31, 2003, which increased the ratio of cost of services to revenue.

Selling, General, and Administrative Expenses

For the three months ended December 31, 2003, selling, general, and administrative expenses increased 19.9% to $23.5 million, from $19.6 million for the three months ended December 31, 2002. As a percentage of revenue, selling, general, and administrative expenses decreased to 16.4% for the three months ended December 31, 2003, from 18.6% for the three months ended December 31, 2002. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in selling, general, and administrative expenses to a rate below our revenue growth rate. We are able to accomplish this by leveraging our centralized corporate services functions as we win new contracts and integrate acquired companies into our systems and processes.

Depreciation and Amortization

For the three months ended December 31, 2003, depreciation and amortization increased 24.7% to $2.5 million, from $2.0 million for the three months ended December 31, 2002. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangible assets recorded as a result of our Adroit acquisition. As a percentage of revenue, depreciation and amortization decreased to 1.7% for the three months ended December 31, 2003, from 1.9% for the three months ended December 31, 2002. Our depreciation and amortization expense is driven by our capital expenditures, which we target at approximately 2% of revenue on an annual basis, and the identified intangible assets recorded when we acquire companies.

Interest Income, net

For the three months ended December 31, 2003, interest income, net decreased slightly to $421,000 from interest income, net of $422,000 for the three months ended December 31, 2002. Even though our average cash and cash equivalents balance increased significantly compared to the average balance for the three months ended December 31, 2002 due, in large part, to our June 2003 stock offering, this slight decrease in interest income, net was caused by lower interest income rates. We presently expect to earn an annual pre-tax return of approximately 1% on our cash and cash equivalents balance.

Income Taxes

For the three months ended December 31, 2003, our effective income tax rate decreased to 38.1%, from 40.1% for the three months ended December 31, 2002. This decrease was due to lower nondeductible expenses for tax purposes and higher interest income from municipal bonds exempt from federal income tax in the three months ended December 31, 2003. We presently expect our effective income tax rate for the year ending June 30, 2004 to be 38.5%.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2002

Revenue

For the six months ended December 31, 2003, revenue increased 32.9% to $275.0 million, from $206.8 million for the six months ended December 31, 2002. Revenue growth resulted primarily from our January 2003 acquisition of Adroit and new national security contract awards.

Cost of Services

For the six months ended December 31, 2003, cost of services increased 34.6% to $197.2 million, from $146.5 million for the six months ended December 31, 2002. This increase in cost of services was due primarily to the cost of services attributable to Adroit’s existing contracts and services provided under new national security contract awards. As a percentage of revenue, cost of services increased to 71.7% for the six months ended December 31, 2003, from 70.8% for the six months ended December 31, 2002. This net increase as a percentage of revenue was attributable primarily to two factors. First, we provided more of our services under cost-plus-fee contracts during the six months ended December 31, 2003 than during the prior period; these contracts generally have lower profit margins than fixed-price or time-and-materials contracts, which increased the ratio of cost of services to revenue. Second, the amount of direct material purchases made by us in conjunction with our services increased during the six months ended December 31, 2003, which increased the ratio of cost of services to revenue. These factors were partially offset by two additional factors. During the close-out process on certain previously completed cost-type contracts, we were successful in negotiating and collecting additional amounts related to previous years’ indirect rate variances, which decreased the ratio of cost of services to revenue in the current period. In addition, we reduced the level of services provided by subcontractors relative to services being provided by our employees. Work performed by our employees is more profitable than subcontracted work, which decreased the ratio of cost of services to revenue.

Selling, General, and Administrative Expenses

For the six months ended December 31, 2003, selling, general, and administrative expenses increased 18.3% to $46.6 million, from $39.4 million for the six months ended December 31, 2002. As a percentage of revenue, selling, general, and administrative expenses decreased to 16.9% for the six months ended December 31, 2003, from 19.0% for the six months ended December 31, 2002. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in selling, general, and administrative expenses to a rate below our revenue growth rate. We are able to accomplish this by leveraging our centralized corporate services functions as we win new contracts and integrate acquired companies into our systems and processes.

Depreciation and Amortization

For the six months ended December 31, 2003, depreciation and amortization increased 18.3% to $4.7 million, from $4.0 million for the six months ended December 31, 2002. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangible assets recorded as a result of our Adroit acquisition. As a percentage of revenue, depreciation and amortization decreased to 1.7%

for the six months ended December 31, 2003, from 1.9% for the six months ended December 31, 2002. Our depreciation and amortization expense is driven by our capital expenditures, which we target at approximately 2% of revenue on an annual basis, and the identified intangible assets recorded when we acquire companies.

Interest Income, net

For the six months ended December 31, 2003, interest income, net increased slightly to $814,000 from interest income, net of $810,000 for the six months ended December 31, 2002. This increase reflected higher average cash and cash equivalents resulting from our June 2003 stock offering, offset by the impact of lower interest income rates.

Income Taxes

For the six months ended December 31, 2003, our effective income tax rate decreased to 38.5%, from 40.4% for the six months ended December 31, 2002. This decrease was due primarily to lower nondeductible expenses for tax purposes and higher interest income from municipal bonds exempt from federal income tax in the six months ended December 31, 2003.

SEASONALITY

Our operating margin has typically been negatively affected in the quarter ending September 30 by generally lower utilization rates. These lower utilization rates have been attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. This seasonality was not transparent in our consolidated financial results for the six months ended December 31, 2003, due to the recent successes we have had in business development and hiring. However, we expect to continue to experience this seasonality and our future periods may be materially affected by it.

LIQUIDITY AND CAPITAL RESOURCES

We expect our future liquidity needs will be primarily to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, and to make selected strategic acquisitions. We expect the combination of cash flows from operations and our cash, cash equivalents and short-term investments to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Our ability to borrow funds is generally related to the amount of cash flow we generate from our operating activities.

Our cash and cash equivalents and short-term investments were $189.1 million as of December 31, 2003, up from $158.7 million as of June 30, 2003. Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered.

Cash Flow

Net cash provided by operating activities was $32.5 million for the six months ended December 31, 2003, an increase of $11.9 million from the six months ended December 31, 2002. This increase in operating cash flow was primarily attributable to higher operating income and changes in various working capital accounts, primarily the increase in accrued payroll and employee benefits, as a result of the increase in accrued incentive compensation and accrued 401(k) company contribution. Net cash used in investing activities was $4.0 million for the six months ended December 31, 2003, a decrease of $5.7 million from the six months ended December 31, 2002. Investing cash outflows was substantially greater in the six months ended December 31, 2002 primarily due to the earn-out payments to former Marasco Newton Group, Ltd. stockholders made during that period, offset by the proceeds from the sale of our Assentor practice. Net cash provided by financing activities was $2.2 million for the six months ended December 31, 2003, a change of $2.2 million from the six months ended December 31, 2002. This change in financing cash inflows was primarily the result of treasury stock repurchases from departing 401(k) plan participants during the six months ended December 31, 2002. We do not expect to make significant treasury stock repurchases in the future.

In January 2004, we completed our acquisition of ORION Scientific Systems for a purchase price of $34.5 million, consisting of $33 million of cash on hand and $1.5 million of class A common stock.

Credit Facility

We maintain a $60 million credit facility that will expire on February 29, 2004. The current commitment under this facility is $40 million. We may use this facility for general corporate purposes including working capital financing, capital purchases, acquisitions, and stock repurchases. We have no borrowings outstanding under the credit facility and do not expect to renew or replace the credit facility when it expires on February 29, 2004.

RELATED PARTY TRANSACTIONS

We have an agreement with Ernst Volgenau, our chief executive officer, requiring us to maintain $10 million of term life insurance on his life through 2010. We are the sole beneficiary of this policy and we are required to use any proceeds received from this insurance to repurchase shares of our common stock owned by Dr. Volgenau upon his death. In the event this policy ceases to be available before the end of 2010, we have agreed to purchase and maintain new life insurance policies providing the maximum coverage for the remainder of that period that can be purchased with the same overall annual premiums of approximately $53,000.

We have maintained an equity interest in Mantas, Inc., a provider of services to the financial services industry to address anti-money laundering and other data mining issues, since May 24, 2001. We currently own approximately eight million shares of Mantas, Inc. class A common stock, representing approximately 15% of the outstanding shares of Mantas, Inc. We have no cost basis in this investment and do not fund, nor is there any obligation or expectation to fund, the on-going operations of Mantas, Inc. In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which we formed with funding and other contributions received from unrelated third parties.

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 93%, 96%, and 99% of our revenue for fiscal 2001, 2002, and 2003, respectively, and 99% of our revenue for the six months ended December 31, 2003. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 47%, 53%, 58%, and 60% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under four GWACs and more than 20 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2001, 2002, and 2003, and the six months ended December 31, 2003, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 87%, 91%, 86%, and 86%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance in the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

On October 1, 2003, the Department of Defense issued a new interim rule that states procurements of services that are not performance based or that are to be procured using a contract vehicle outside of the Department of Defense must be approved in advance. This rule could result in the Department of Defense limiting its future use of GWACs and GSA schedule contracts. This or similar initiatives, if taken by the Department of Defense or other government agencies and departments, could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for business from these organizations in the future may be harmed.

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

Our backlog was approximately $1.9 billion as of December 31, 2003, of which $260.7 million was funded. We currently expect to recognize revenue during the second half of fiscal 2004 from approximately 10% of our total backlog as of December 31, 2003. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of December 31, 2003 from which we expect to recognize revenue in the second half of fiscal 2004 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2003, our revenue and operating results for our 2004 fiscal year as well as future reporting periods may be materially harmed.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 35%, 35%, 30%, and 29% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and for the six months ended December 31, 2003, respectively.

We may not be successful in identifying acquisition candidates, and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business.

One of our strategies is to pursue growth through acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. If we are unable to integrate ORION Scientific Systems, our most recent acquisition, into our business successfully or achieve the expected benefits of this acquisition, our revenue and operating results may be impaired. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could harm our operating results.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include federal systems integrators such as Computer Sciences Corporation and Science Applications International Corporation, divisions of large defense contractors such as General Dynamics Corporation, Lockheed Martin Corporation, and Northrop Grumman Corporation, and consulting firms such as Accenture Ltd. and BearingPoint, Inc. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, the ability to provide a broader range of services without creating conflicts of interest or intra-organizational conflicts of interest, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the six months ended December 31, 2003, we derived 46%, 37%, and 17% of our revenue from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

We provide various professional services and sometimes procure equipment and materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy performance execution requirements, we may elect to initiate procurements in advance of receiving final authorization from the government client or a prime contractor. If our government or prime contractor clients’ requirements should change or if the government or the prime contractor should direct the anticipated procurement to a contractor other than us or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated revenue and have a negative affect on our cash flow and profitability.

Our operating margins and operating results may suffer if cost-plus-fee contracts increase in proportion to our total contract mix.

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 62%, 52%, 43%, and 46% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the six months ended December 31, 2003, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have recently been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 15%, 17%, 20%, and 17% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the six months ended December 31, 2003, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 35%, 35%, 30%, and 29% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the six months ended December 31, 2003, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

If we experience systems, service, or product failure, our reputation could be harmed and our clients could assert claims against us for damages or refunds.

We create, implement, and maintain information technology solutions, as well as sell products, that are often critical to our clients’ operations, including operations in war-zones and other hazardous environments. We have experienced and may in the future experience some systems and service failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, products, including third party products we may resell to our clients, or other applications have significant defects or errors, are subject to delivery delays, or fail to meet our clients’ expectations, we may:

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

Our business commitments require our employees to travel to potentially dangerous places, which may result in injury to our employees.

Our business involves providing services that require our employees to operate in various countries around the world. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. Certain senior level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with the repatriation of our employees or executives for reasons beyond our control. These problems could cause our actual results to differ materially from those anticipated.

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

Many of the systems we develop, install, and maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could materially reduce our revenue.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our class A common stock to decline.

Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline. Factors that may affect our operating results include:

•	fluctuations in revenue earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts, GWACs, and agency-specific indefinite delivery/indefinite quantity contracts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	contract mix and the extent of use of subcontractors;

•	changes in presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general; and

•	the seasonality of our business.

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

In addition, as of December 31, 2003 we had approximately 80 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 47%, 53%, 58%, and 60% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the six months ended December 31, 2003, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 46%, 43%, 41%, and 39% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the six months ended December 31, 2003, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. A shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense or the Department of Homeland Security, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 93%, 96%, and 99% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively, and 99% of our revenue for the six months ended December 31, 2003, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our government clients and may impose added costs on our business. Among the most significant regulations are:

•	the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts, including provisions relating to the avoidance of conflicts of interest and intra-organizational conflicts of interest;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations;

•	the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under some cost-based government contracts;

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified products, technologies, and technical data; and

•	laws surrounding lobbying activities a corporation may engage in and operation of a Political Action Committee established to support corporate interests.

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

As of January 31, 2004 Ernst Volgenau, our chief executive officer, beneficially owned 387,573 shares of class A common stock and 6,708,270 shares of class B common stock, which represented approximately 67.6% of the combined voting power of our outstanding common stock. As of January 31, 2004, our executive officers and directors as a group beneficially owned an aggregate of 4,227,700 shares of class A common stock and 8,246,029 shares of class B common stock, which represented approximately 86.1% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market, the market price of our class A common stock could decline significantly.

The sale of substantial amounts of our stock in the public market might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of January 31, 2004, our officers and directors beneficially owned 4,227,700 shares of class A common stock and 8,246,029 shares of class B common stock. In addition, our employees held options to purchase 2,344,850 shares of our class A common stock that were exercisable. Shares issued upon the exercise of any of these stock options would generally be available for sale in the public market.

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

At June 30, 2003 and December 31, 2003, the carrying value of financial instruments approximated fair value.

To the extent borrowings are outstanding under our credit facility, we have some interest rate risk based on the variable interest rate of our revolving credit facility. Average borrowings under our revolving credit facility were not material in any period presented in this quarterly report.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on November 12, 2003 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

Matter 1:	To elect William K. Brehm, Edward E. Legasey, and Delbert C. Staley as Class II directors for the ensuing three years.

Matter 2:	To ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the current fiscal year.

A summary of the voting for each director nominee and other matter voted upon at the Annual Meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
William K. Brehm	98,542,234	57,930	—	1,860,684
Edward E. Legasey	98,542,234	57,930	—	1,860,684
Delbert C. Staley	98,317,114	283,050	—	1,860,684
Matter 2	97,969,399	630,002	763	1,860,684

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Amendment to Loan Agreement, dated December 24, 2003, between the Registrant, SunTrust Bank, Systems Research and Applications Corporation and SRA Technical Services Center, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On October 14, 2003, the Company filed a current report on Form 8-K, dated October 9, 2003, announcing certain management changes pursuant to Item 5 (Other Events and Regulation FD Disclosure).

On November 3, 2003, the Company furnished a current report on Form 8-K containing a copy of its earnings release for the quarter ended September 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the county of Fairfax, Virginia on the 13th day of February, 2004.

SRA INTERNATIONAL, INC.

By:	/s/ ERNST VOLGENAU
Ernst Volgenau, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)