Form 10-Q
period 2004-03-31
SRA INTERNATIONAL INC
filed 2004-05-06
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 17,534,225 shares of the registrant’s class A common stock outstanding and 8,246,029 shares of the registrant’s class B common stock outstanding.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND NINE MONTHS ENDED MARCH 31, 2004

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30, 2003	March 31, 2004
		(Unaudited)
Current assets:
Cash and cash equivalents	$158,264	$165,428
Short-term investments	433	—
Accounts receivable, net	119,224	151,776
Prepaid expenses and other	12,434	11,897
Deferred income taxes, current	5,980	6,637

Total current assets	296,335	335,738

Property and equipment, at cost:
Leasehold improvements	17,871	20,417
Furniture, equipment, and software	51,045	55,788

Total property and equipment	68,916	76,205
Accumulated depreciation and amortization	(48,275)	(54,161)

Total property and equipment, net	20,641	22,044

Other assets:
Goodwill	36,171	62,939
Identified intangibles, net	6,120	13,622
Deferred compensation trust	3,483	4,100
Deferred income taxes, noncurrent	1,308	—
Investments and other	653	—

Total other assets	47,735	80,661

Total assets	$364,711	$438,443

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2003	March 31, 2004
		(Unaudited)
Current liabilities:
Accounts payable and accrued expenses	$40,338	$52,467
Accrued payroll and employee benefits	30,993	44,685
Billings in excess of revenue recognized	4,949	8,988
Current portion of long-term debt	400	—

Total current liabilities	76,680	106,140

Long-term liabilities:
Deferred income taxes, noncurrent	—	1,238
Other long-term liabilities	5,016	6,013

Total long-term liabilities	5,016	7,251

Total liabilities	81,696	113,391

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 22,578,007 and 23,464,018 shares issued as of June 30, 2003 and March 31, 2004; 16,526,672 and 17,517,006 shares outstanding as of June 30, 2003 and March 31, 2004	93	97
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 10,452,753 and 10,187,205 shares issued as of June 30, 2003 and March 31, 2004; 8,511,577 and 8,246,029 shares outstanding as of June 30, 2003 and March 31, 2004	40	39
Additional paid-in capital	224,808	239,572
Treasury stock, at cost	(47,057)	(46,560)
Deferred stock-based compensation	(509)	(797)
Retained earnings	105,640	132,701

Total stockholders’ equity	283,015	325,052

Total liabilities and stockholders’ equity	$364,711	$438,443

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Revenue	$116,405	$159,962	$323,254	$434,942
Operating costs and expenses:
Cost of services	81,316	114,364	227,799	311,548
Selling, general, and administrative	21,155	26,624	60,540	73,228
Depreciation and amortization	2,423	2,786	6,420	7,513

Total operating costs and expenses	104,894	143,774	294,759	392,289

Operating income	11,511	16,188	28,495	42,653
Interest expense	(27)	(5)	(101)	(6)
Interest income	312	396	1,196	1,211
Gain on sale of equity method investment	—	—	1,031	—
Gain on sale of Assentor practice	—	—	4,685	—
Other income	—	—	—	153

Income before taxes	11,796	16,579	35,306	44,011
Provision for income taxes	4,626	6,383	14,124	16,950

Net income	$7,170	$10,196	$21,182	$27,061

Earnings per share:
Basic	$0.33	$0.40	$1.00	$1.07

Diluted	$0.30	$0.37	$0.90	$0.99

Weighted-average shares:
Basic	21,661,783	25,631,969	21,103,022	25,402,184

Diluted	23,829,699	27,457,409	23,569,864	27,307,920

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income	$21,182	$27,061
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	6,480	7,513
Stock-based compensation	158	177
Tax benefits of stock option exercises	5,974	5,840
Deferred income taxes	845	(465)
Gain on sale of equity method investment	(1,031)	—
Gain on sale of Assentor practice	(4,685)	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(5,210)	(26,603)
Prepaid expenses and other	3,279	690
Accounts payable and accrued expenses	2,170	9,494
Accrued payroll and employee benefits	7,714	12,051
Billings in excess of revenue recognized	(1,221)	3,864
Other	1,337	86

Net cash provided by operating activities	36,992	39,708

Cash flows from investing activities:
Capital expenditures	(6,669)	(7,759)
Purchases of investments	(8,353)	—
Proceeds from sales of investments	5,996	1,083
Proceeds from sale of equity method investment	1,031	—
Proceeds from sale of Assentor practice	4,685	—
Earn-out payments to former Marasco Newton Group, Ltd. stockholders	(8,006)	—
Acquisition of Adroit Systems, Inc., net of cash acquired	(33,304)	—
Acquisition of ORION Scientific Systems, net of cash acquired	—	(32,927)

Net cash used in investing activities	(44,620)	(39,603)

Cash flows from financing activities:
Repayment of term loan	(1,200)	(400)
Repayment of Adroit Systems, Inc. debt acquired	(990)	—
Issuance of common stock	3,424	4,470
Purchase of treasury stock	(2,839)	(145)
Reissuance of treasury stock	1,696	3,134

Net cash provided by financing activities	91	7,059

Net (decrease) increase in cash and cash equivalents	(7,537)	7,164
Cash and cash equivalents, beginning of period	87,137	158,264

Cash and cash equivalents, end of period	$79,600	$165,428

Supplemental disclosures of cash flow information:
Cash paid during the period—
Interest	$101	$12

Income taxes	$3,955	$5,289

Cash received during the period—
Interest	$1,081	$1,069

Income taxes	$168	$583

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Nine Months Ended March 31, 2003 and 2004

1. Basis of Presentation:

The accompanying unaudited consolidated financial statements of SRA International, Inc. and its wholly owned subsidiaries (SRA or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2003.

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

Revenue from contracts with federal government agencies were 99 percent and 98 percent of total revenue for the three months ended and nine months ended March 31, 2003, respectively, and 99 percent of total revenue for both the three months ended and the nine months ended March 31, 2004.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2003 and 2004

Revenue was generated from the following contract types for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Cost-plus-fee	42%	42%	42%	44%
Time-and-materials	39	41	38	39
Fixed-price	19	17	20	17

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Basic weighted-average common shares outstanding	21,661,783	25,631,969	21,103,022	25,402,184
Effect of potential exercise of stock options	2,167,916	1,825,440	2,466,842	1,905,736

Diluted weighted-average common shares outstanding	23,829,699	27,457,409	23,569,864	27,307,920

In August 2003, the Company granted stock options to purchase 619,410 shares of class A common stock at an exercise price of $33.59 per share, the fair value of class A common stock on the date of grant. These options vest at the rate of 25 percent per year over four years, beginning on the date of grant. The options expire in August 2013.

In January 2004, the Company granted stock options to purchase 93,000 shares of class A common stock at an exercise price of $38.78 per share, the fair value of class A common stock on the date of grant. These options vest at the rate of 25 percent per year over four years, beginning on the date of grant. The options expire in January 2014.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in each period presented (in thousands, except per share amounts).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Net income, as reported	$7,170	$10,196	$21,182	$27,061
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	53	72	158	177
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(670)	(940)	(1,783)	(2,587)

Pro forma net income	$6,553	$9,328	$19,557	$24,651

Earnings per share:
Basic—as reported	$0.33	$0.40	$1.00	$1.07

Basic—pro forma	$0.30	$0.36	$0.93	$0.97

Diluted—as reported	$0.30	$0.37	$0.90	$0.99

Diluted—pro forma	$0.27	$0.34	$0.83	$0.90

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2003 and 2004

4. Accounts Receivable:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2003	March 31, 2004
Billed and billable, net of allowance of $1,378 as of June 30, 2003 and $1,350 as of March 31, 2004	$110,073	$141,492

Unbilled:
Retainages	3,442	5,423
Revenue recorded in excess of milestone billings on fixed-price contracts	5,917	4,347
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,967	2,388
Allowance for contract disallowances	(2,175)	(1,874)

Total unbilled	9,151	10,284

Total accounts receivable	$119,224	$151,776

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

Litigation

The Company is involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Three Months and Nine Months Ended March 31, 2003 and 2004

6. Gain on Sale of Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11.8 million on the sale of its minority interest in Mail2000, Inc. At that time, the Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the nine months ended March 31, 2003, an additional pre-tax gain of approximately $1.0 million was recognized when the Company received its portion of proceeds from the settlement of indemnification escrow agreements. As of December 31, 2002, all escrowed amounts related to the sale of Mail2000, Inc. had been distributed.

7. Gain on Sale of Assentor Practice:

In October 2002, the Company sold its Assentor practice for approximately $5 million, resulting in a pre-tax gain of $4.7 million. All proceeds due as a result of this sale were received in October 2002 upon closing.

8. Other Income:

The Internal Revenue Service challenged the Company’s use of the cash receipts and disbursements method of accounting for income taxes in 1998 while auditing the Company’s fiscal 1996 tax return. The Company had previously established a reserve of approximately $2.6 million toward this contingency for what the Company then estimated to be its probable interest payments on this liability. During the nine months ended March 31, 2004, the Company made what it believes were final payments to settle all remaining state tax liabilities with respect to this matter. As a result, the Company reversed the remaining $153,000 of reserves. This reversal is reflected as other income in the nine months ended March 31, 2004.

9. Acquisition of ORION Scientific Systems:

In January 2004, the Company completed its acquisition of ORION Scientific Systems (ORION), a privately-held company focused on national security and homeland defense. ORION provides analytical support, training, system development, and proprietary knowledge management applications to its customers in the intelligence agencies, Department of Defense, and law enforcement community. The Company acquired ORION for approximately $34.5 million, consisting of approximately $33.0 million of cash on hand and $1.5 million of class A common stock. Pursuant to the requirements of SFAS No. 141 “Business Combinations,” the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

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

OVERVIEW

We are a leading provider of information technology services and solutions to federal government clients in three principal markets: national security, civil government, and health care and public health. Since our founding in 1978, we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. During each of our last three fiscal years and the nine months ended March 31, 2004, we recognized more than 90% of our revenue from contract engagements in which we acted as a prime contractor. Our contract base is diversified among federal government clients. The National Guard, as a client group, accounted for approximately 13% of our revenue for the nine months ended March 31, 2004 and 11% of our revenue for the three months ended March 31, 2004. No other client or client group accounted for more than 10% of our revenue for the periods presented herein.

Our backlog as of March 31, 2004 was approximately $2.0 billion, of which $315.8 million was funded. Our backlog as of June 30, 2003 was $1.6 billion, of which $243.3 million was funded. We define our backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. We currently expect to recognize revenue during the last quarter of fiscal 2004 from approximately 8% of our total backlog as of March 31, 2004. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. Our estimate of the portion of the backlog as of March 31, 2004 from which we expect to recognize revenue in the last quarter of fiscal 2004 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

We presently report one operating segment for financial reporting purposes, our consulting and systems integration business, or C&SI. The C&SI segment represents our core business and includes high-end consulting services and information technology solutions primarily for federal government clients. Since October 2002, the C&SI segment represented all of our ongoing operations.

For the nine months ended March 31, 2003, we reported a second operating segment for financial reporting purposes, our emerging technologies segment, or ET. The ET segment historically performed advanced technology research and development, sought commercial applications for this technology, and managed our commercial software products and services offerings, including our Assentor practice. Substantially all ET segment activities had ceased as of June 30, 2002. As of July 1, 2002, the only remaining activity in the ET segment was our Assentor practice. In October 2002, we sold our Assentor practice to a third party.

The following table summarizes the total revenue and operating income for each period represented by each of our reported segments (in thousands):

Segment	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Consulting & systems integration
Revenue	$116,405	$159,962	$322,177	$434,942
Operating income	11,511	16,188	28,541	42,653
Emerging technologies
Revenue	—	—	1,077	—
Operating (loss)	—	—	(46)	—

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, contract cost accounting, and accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of the intangible assets. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. These critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. During the nine months ended March 31, 2004, we have not adopted any new accounting policies that we consider to be critical accounting policies.

We are required to evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We performed our annual goodwill impairment analysis as of January 1, 2004. There was no indication of goodwill impairment as a result of our impairment analysis. We will continue to perform the annual goodwill impairment analysis as of January 1, during each fiscal year, unless facts and circumstances warrant a review before that time, as required by SFAS 142, “Goodwill and Other Intangible Assets.”

Revenue

We generate revenue from three types of contractual arrangements: cost-plus-fee contracts, time-and-material contracts, and fixed-price contracts. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a regular review of our contract performance. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and client satisfaction. This review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
	(unaudited, in thousands)
Revenue	$116,405	$159,962	$323,254	$434,942
Operating costs and expenses:
Cost of services	81,316	114,364	227,799	311,548
Selling, general, and administrative	21,155	26,624	60,540	73,228
Depreciation and amortization	2,423	2,786	6,420	7,513

Total operating costs and expenses	104,894	143,774	294,759	392,289

Operating income	11,511	16,188	28,495	42,653
Interest income, net	285	391	1,095	1,205
Gain on sale of equity method investment	—	—	1,031	—
Gain on sale of Assentor practice	—	—	4,685	—
Other income	—	—	—	153

Income before taxes	11,796	16,579	35,306	44,011
Provision for income taxes	4,626	6,383	14,124	16,950

Net income	$7,170	$10,196	$21,182	$27,061

	(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	69.9	71.5	70.5	71.6
Selling, general, and administrative	18.2	16.6	18.7	16.8
Depreciation and amortization	2.1	1.7	2.0	1.7

Total operating costs and expenses	90.1	89.9	91.2	90.2

Operating income	9.9	10.1	8.8	9.8
Interest income, net	0.2	0.3	0.4	0.3
Gain on sale of equity method investment	—	—	0.3	—
Gain on sale of Assentor practice	—	—	1.4	—
Other income	—	—	—	—

Income before taxes	10.1	10.4	10.9	10.1
Provision for income taxes	3.9	4.0	4.3	3.9

Net income	6.2%	6.4%	6.6%	6.2%

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenue

For the three months ended March 31, 2004, revenue increased 37.4% to $160.0 million, from $116.4 million for the three months ended March 31, 2003. Revenue growth resulted primarily from our new Advanced Information Technology Services (AITS) contract award with the National Guard, our United States Agency for International Development (USAID) contract award, revenue attributable to our January 2003 acquisition of Adroit Systems, Inc. (Adroit), and revenue attributable to our January 2004 acquisition of ORION.

Cost of Services

For the three months ended March 31, 2004, cost of services increased 40.6% to $114.4 million, from $81.3 million for the three months ended March 31, 2003. This increase in cost of services was due primarily to services provided under our new AITS and USAID contract awards and the cost of services attributable to Adroit’s and ORION’s existing contracts. As a percentage of revenue, cost of services increased to 71.5% for the three months ended March 31, 2004, from 69.9% for the three months ended March 31, 2003. This increase as a percentage of revenue was attributable primarily to two factors. First, we provided more of our services under new cost-plus-award-fee contracts. These new cost-plus-award-fee contracts have a higher proportion of direct material and other direct costs than the remainder of our contract base, which increases the ratio of cost of services to revenue for these contracts. In addition, the net award fees earned to date on these new award-fee contracts are lower than our other cost-type contracts given the early stage of contract execution. We expect the award fees earned to increase as we provide additional services under these contracts. Second, profits from fixed-price contracts were lower compared to the three months ended March 31, 2003, primarily as a result of a loss recognized on one of our fixed price contracts during the three months ended March 31, 2004, which increased the ratio of cost of services to revenue.

Selling, General, and Administrative Expenses

For the three months ended March 31, 2004, selling, general, and administrative expenses increased 25.9% to $26.6 million, from $21.2 million for the three months ended March 31, 2003. As a percentage of revenue, selling, general, and administrative expenses decreased to 16.6% for the three months ended March 31, 2004, from 18.2% for the three months ended March 31, 2003. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in selling, general, and administrative expenses to a rate below our revenue growth rate. We have been able to accomplish this by leveraging our centralized corporate services functions as we won new contracts and integrated acquired companies into our systems and processes.

Depreciation and Amortization

For the three months ended March 31, 2004, depreciation and amortization increased 15.0% to $2.8 million, from $2.4 million for the three months ended March 31, 2003. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangible assets recorded as a result of our acquisitions of Adroit and ORION. As a percentage of revenue, depreciation and amortization decreased to 1.7% for the three months ended March 31, 2004, from 2.1% for the three months ended March 31, 2003, consistent with the decline in our capital expenditures as a percentage of revenue for this fiscal year. Our depreciation and amortization expense is driven by our capital expenditures, which we target at approximately 2% of revenue on an annual basis, and the identified intangible assets recorded when we acquire companies.

Interest Income, net

For the three months ended March 31, 2004, interest income, net increased to $391,000 from $285,000 for the three months ended March 31, 2003. The increase reflected a higher average cash and cash equivalents balance resulting primarily from our June 2003 stock offering, offset in part by the impact of lower interest rates.

Income Taxes

For the three months ended March 31, 2004, our effective income tax rate decreased to 38.5%, from 39.2% for the three months ended March 31, 2003. This decrease was due to lower nondeductible expenses for tax purposes and higher interest income from municipal bonds exempt from federal income tax in the three months ended March 31, 2004.

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

Revenue

For the nine months ended March 31, 2004, revenue increased 34.6% to $434.9 million, from $323.3 million for the nine months ended March 31, 2003. Revenue growth resulted primarily from our AITS contract award, revenue attributable to our January 2003 acquisition of Adroit, and revenue attributable to our January 2004 acquisition of ORION.

Cost of Services

For the nine months ended March 31, 2004, cost of services increased 36.8% to $311.5 million, from $227.8 million for the nine months ended March 31, 2003. This increase in cost of services was due primarily to services provided under our AITS contract award and the cost of services attributable to Adroit’s and ORION’s existing contracts. As a percentage of revenue, cost of services increased to 71.6% for the nine months ended March 31, 2004, from 70.5% for the nine months ended March 31, 2003. This net increase as a percentage of revenue was attributable primarily to two factors. First, we provided more of our services under new cost-plus-award-fee contracts during the nine months ended March 31, 2004 than during the prior period; these contracts generally have lower profit margins than fixed-price or time-and-materials contracts, which increased the ratio of cost of services to revenue. Second, the amount of direct material purchases made by us in conjunction with our services increased during the nine months ended March 31, 2004, which increased the ratio of cost of services to revenue. These factors were partially offset by two additional factors. During the close-out process on certain previously completed cost-type contracts, we were successful in negotiating and collecting additional amounts related to previous years’ indirect rate variances, which decreased the ratio of cost of services to revenue in the current period. In addition, services provided by our employees increased at a greater rate than subcontracted services. Work performed by our employees is more profitable than subcontracted work, which decreased the ratio of cost of services to revenue.

Selling, General, and Administrative Expenses

For the nine months ended March 31, 2004, selling, general, and administrative expenses increased 21.0% to $73.2 million, from $60.5 million for the nine months ended March 31, 2003. As a percentage of revenue, selling, general, and administrative expenses decreased to 16.8% for the nine months ended March 31, 2004, from 18.7% for the nine months ended March 31, 2003. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in selling, general, and administrative expenses to a rate below our revenue growth rate. We have been able to accomplish this by leveraging our centralized corporate services functions as we won new contracts and integrated acquired companies into our systems and processes.

Depreciation and Amortization

For the nine months ended March 31, 2004, depreciation and amortization increased 17.0% to $7.5 million, from $6.4 million for the nine months ended March 31, 2003. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangible assets recorded as a result of our acquisitions of Adroit and ORION. As a percentage of revenue, depreciation and amortization decreased to 1.7% for the nine months ended March 31, 2004, from 2.0% for the nine months ended March 31, 2003, consistent with the decline in our capital expenditures as a percentage of revenue for this fiscal year. Our depreciation and amortization expense is driven by our capital expenditures, which we target at approximately 2% of revenue on an annual basis, and the identified intangible assets recorded when we acquire companies.

Interest Income, net

For the nine months ended March 31, 2004, interest income, net increased slightly to $1.2 million from $1.1 million for the nine months ended March 31, 2003. This increase reflected higher average cash and cash equivalents resulting from our June 2003 stock offering, offset in part by the impact of lower interest rates.

Income Taxes

For the nine months ended March 31, 2004, our effective income tax rate decreased to 38.5%, from 40.0% for the nine months ended March 31, 2003. This decrease was due primarily to lower nondeductible expenses for tax purposes and higher interest income from municipal bonds exempt from federal income tax in the nine months ended March 31, 2004.

SEASONALITY

Our operating margin has typically been negatively affected in the quarter ending September 30 by generally lower utilization rates. These lower utilization rates have been attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. This seasonality was not apparent in our consolidated financial results for the nine months ended March 31, 2004, due to the recent successes we have had in business development and hiring. However, we expect to continue to experience this seasonality and our future periods may be materially affected by it.

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

Our cash and cash equivalents and short-term investments were $165.4 million as of March 31, 2004, up from $158.7 million as of June 30, 2003. Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered.

Cash Flow

Net cash provided by operating activities was $39.7 million for the nine months ended March 31, 2004, an increase of $2.7 million from the nine months ended March 31, 2003. This increase in operating cash flow was primarily attributable to higher operating income offset by changes in various working capital accounts. Working capital changes consisted primarily of an increase in accounts receivable, offset by an increase in accounts payable and accrued expenses, due to our revenue growth. Net cash used in investing activities was $39.6 million for the nine months ended March 31, 2004, a decrease of $5.0 million from the nine months ended March 31, 2003. This decrease in investing cash outflow was primarily attributable to less cash being used in connection with acquisitions. Net cash provided by financing activities was $7.1 million for the nine months ended March 31, 2004, an increase of $7.0 million from the nine months ended March 31, 2003. This increase in financing cash inflow was primarily attributable to higher stock contributions to the SRA International, Inc. 401(k) Savings Plan and lower treasury stock repurchases from departing 401(k) plan participants during the nine months ended March 31, 2004. We do not expect to make significant treasury stock repurchases in the future.

Credit Facility

We maintained a $60 million credit facility that expired on February 29, 2004. We do not intend to replace the credit facility as we expect our cash and cash equivalents on hand together with cash flow generated from operations to meet our normal operating liquidity and capital expenditure requirements. We believe we have significant borrowing capacity, if required, based on our profitability and cash flow generated from operating activities.

Commitments

We have made firm purchase commitments totaling approximately $5.0 million to procure certain equipment required by one of our customers. To date, we have made payments of approximately $1.5 million to vendors related to these commitments. Presently, we do not have a contract with our customer that would obligate the customer to reimburse us for the cost of a majority of this equipment. We expect to enter into a contract with this customer prior to the time we take delivery of this equipment. Management believes a loss, if any, as a result of these commitments is remote.

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

Revenue from contracts with U.S. federal government agencies accounted for 93%, 96%, and 99% of our revenue for fiscal 2001, 2002, and 2003, respectively, and 99% of our revenue for the nine months ended March 31, 2004. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 47%, 53%, 58%, and 60% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under four GWACs and more than 20 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2001, 2002, and 2003, and the nine months ended March 31, 2004, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 87%, 91%, 86%, and 84%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance in the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

The General Services Administration intends to combine two of its large GWACs, Millenia and ANSWER, and six other specialized contracts under a new Alliant contract to be competitively awarded. We are presently a prime contractor on Millenia. If we do not win a position as a prime contractor on the new Alliant contract, we could lose revenue and our operating results could suffer.

On October 1, 2003, the Department of Defense issued a new interim rule providing that procurements of services that are not performance based or that are to be procured using a contract vehicle outside of the Department of Defense must be approved in advance. This rule could result in the Department of Defense limiting its future use of GWACs and GSA schedule contracts. This or similar initiatives, if taken by the Department of Defense or other government agencies and departments, could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for business from these organizations in the future may be harmed.

Orders under GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts typically have a one- or two-year initial term with multiple options that may be exercised by our government clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

We may not receive the full amount of our backlog, which could harm our business.

Our backlog was approximately $2.0 billion as of March 31, 2004, of which $315.8 million was funded. We currently expect to recognize revenue during the last quarter of fiscal 2004 from approximately 8% of our total backlog as of March 31, 2004. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2011. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of March 31, 2004 from which we expect to recognize revenue in the last quarter of fiscal 2004 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of March 31, 2004, our revenue and operating results for our 2004 fiscal year as well as future reporting periods may be materially harmed.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 35%, 35%, 30%, and 29% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and for the nine months ended March 31, 2004, respectively.

We may not be successful in identifying acquisition candidates, and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business.

One of our strategies is to pursue growth through acquisitions. We have completed acquisitions of three complementary companies that provide services in one of our three target markets. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Additionally, we may not be able to identify acquisition candidates that align as closely with our existing business as the companies we have acquired previously. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could harm our operating results.

If we are unable to integrate companies we acquire into our business successfully or to achieve the expected benefits of these acquisitions, our revenue and operating results may be impaired.

In January 2004, we acquired ORION Scientific Systems. If we are unable to successfully integrate ORION, or other companies we have acquired or may acquire in the future, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue. In addition, we may experience increased attrition, including but not limited to key employees of acquired companies, following the integration of acquired companies that could reduce our future revenue.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business or win recompetitions of existing business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include federal systems integrators such as Computer Sciences Corporation and Science Applications International Corporation, divisions of large defense contractors such as General Dynamics Corporation, Lockheed Martin Corporation, and Northrop Grumman Corporation, and consulting firms such as Accenture Ltd. and BearingPoint, Inc. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, the ability to provide a broader range of services without creating conflicts of interest or intra-organizational conflicts of interest, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the nine months ended March 31, 2004, we derived 44%, 39%, and 17% of our revenue from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

We provide various professional services and sometimes procure equipment and materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect to initiate procurements in advance of receiving final authorization from the government client or a prime contractor. If our government or prime contractor clients’ requirements should change or if the government or the prime contractor should direct the anticipated procurement to a contractor other than us or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

We have made firm purchase commitments totaling approximately $5.0 million to procure certain equipment required by one of our customers. To date, we have made payments of approximately $1.5 million to vendors related to these commitments. We do not currently have a contract with our customer that would obligate the customer to reimburse us for the cost of a majority of this equipment.

Our operating margins and operating results may suffer if cost-plus-fee contracts increase in proportion to our total contract mix.

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 62%, 52%, 43%, and 44% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the nine months ended March 31, 2004, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have recently been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 15%, 17%, 20%, and 17% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the nine months ended March 31, 2004, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 35%, 35%, 30%, and

29% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the nine months ended March 31, 2004, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment to our previously reported operating results. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and operating margins may be reduced.

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

While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our clients, we cannot assure that these contractual provisions will be legally sufficient to protect us if we are sued. In addition, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. As we continue to grow and expand our business into new areas our insurance coverage may not be adequate. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our reputation.

Our business commitments require our employees to travel to potentially dangerous places, which may result in injury to our employees.

Our business involves providing services that require our employees to operate in various countries around the world, including Iraq. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. Certain senior level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with additional risks inherent with sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control. These problems could cause our actual results to differ materially from those anticipated.

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

We may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and business solutions to our clients infringe upon intellectual property rights of such employees or third parties. As we expand beyond our core federal government customer base, particularly into the state and local government markets served by ORION, we have the potential to become subject to more claims. Our employees develop much of the software and other forms of intellectual property that we use to provide our services and business solutions to our clients, but we also license technology from other vendors. If our vendors, our employees, or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	cease selling or using products or services that incorporate the challenged software or technology;

•	obtain a license or additional licenses from our vendors or other third parties; or

•	redesign our products and services that rely on the challenged software or technology.

Our employees may engage in misconduct or other improper activities, which could harm our business.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

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

In addition, as of March 31, 2004 we had approximately 105 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 47%, 53%, 58%, and 60% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the nine months ended March 31, 2004, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 46%, 43%, 41%, and 39% of our revenue for fiscal 2001, fiscal 2002, fiscal 2003, and the nine months ended March 31, 2004, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. A shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense or the Department of Homeland Security, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 93%, 96%, and 99% of our revenue for fiscal 2001, fiscal 2002, and fiscal 2003, respectively, and 99% of our revenue for the nine months ended March 31, 2004, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

The failure by Congress to approve budgets timely for the federal agencies we support could delay or reduce spending and cause us to lose revenue.

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

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our government clients and may impose added costs on our business. Among the most significant regulations are:

•	the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts, including provisions relating to the avoidance of conflicts of interest and intra-organizational conflicts of interest;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations;

•	the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under some cost-based government contracts;

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified products, technologies, and technical data;

•	laws surrounding lobbying activities a corporation may engage in and operation of a Political Action Committee established to support corporate interests; and

•	compliance with antitrust laws.

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

As of April 30, 2004 Ernst Volgenau, our chief executive officer, beneficially owned 185,895 shares of class A common stock and 6,708,270 shares of class B common stock, which represented approximately 67.3% of the combined voting power of our outstanding common stock. As of April 30, 2004, our executive officers and directors as a group beneficially owned an aggregate of 3,611,664 shares of class A common stock and 8,246,029 shares of class B common stock, which represented approximately 85.4% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

We believe that concentrations of credit risk with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poor’s. Our policy does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service to a debt rating below single-A.

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

At June 30, 2003 and March 31, 2004, the carrying value of financial instruments approximated fair value.

To the extent borrowings are outstanding under our credit facility, we have some interest rate risk based on the variable interest rate of our revolving credit facility. Average borrowings under our revolving credit facility were not material in any period presented in this quarterly report.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 30, 2004, we sold 36,212 shares of class A common stock to certain executives of ORION Scientific Systems for $1.5 million, or $41.42 per share, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Rule 506 under the Act. Each of such executives was an accredited investor as defined in Rule 501 under the Act. No underwriters were involved in this sale of securities.

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

(b) Reports on Form 8-K

On January 8, 2004, the Company filed a current report on Form 8-K announcing that it had signed a definitive agreement to acquire ORION Scientific Systems pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

On January 30, 2004, the Company filed a current report on Form 8-K announcing that it had completed its acquisition of ORION Scientific Systems pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

On February 2, 2004, the Company furnished a current report on Form 8-K containing a copy of its earnings release for the quarter ended December 31, 2003 (including financial statements) pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the county of Fairfax, Virginia on the 6th day of May, 2004.

SRA INTERNATIONAL, INC.

By:	/s/ ERNST VOLGENAU
Ernst Volgenau, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)