Form 10-K
period 2004-06-30
SRA INTERNATIONAL INC
filed 2004-09-13
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

The aggregate market value of SRA International, Inc. common stock held by non-affiliates of the registrant as of December 31, 2003, based upon the closing price of SRA International, Inc. class A common stock on the New York Stock Exchange for such date, was $599,402,518.

As of August 31, 2004, there were 17,824,229 shares outstanding of the registrant’s class A common stock and 8,246,029 shares outstanding of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the SRA International, Inc. annual meeting of stockholders, to be held on October 29, 2004, and to be mailed to stockholders of record as of September 17, 2004, are incorporated by reference into Part III of this Form 10-K.

SRA INTERNATIONAL, INC.

FORM 10-K

PART I

Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Business-Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Item 1. BUSINESS

OVERVIEW

We are a leading provider of information technology services and solutions to clients in national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the intelligence agencies, and other federal organizations with homeland security missions. We offer a broad range of services that spans the information technology life-cycle: strategic consulting; systems design, development, and integration; and outsourcing and operations management. In addition, to address recurring client needs, we develop business solutions for text and data mining, contingency and disaster response planning, information assurance, environmental strategies, conflict management and dispute resolution, enterprise architecture, network operations and management, enterprise systems management, and wireless integration services. We combine a comprehensive knowledge of our clients’ business processes with the practical application of advanced information technology tools, techniques, and methods to create value-added solutions for our clients.

We have provided information technology services and solutions to federal government clients for over 26 years and have longstanding relationships with many of them. We have served clients within the Departments of the Army, Navy, and Air Force, the Joint Chiefs of Staff, the Office of the Secretary of Defense, the Department of the Treasury, and the Federal Emergency Management Agency for over 20 years. We currently serve over 300 government clients on over 700 active engagements. Our business is diversified, with no single engagement accounting for more than 9% of our revenue during any of the last three fiscal years. For each of the last three fiscal years, we have been the prime contractor on engagements representing over 90% of our total revenue.

Our executive team includes the core group of senior executives that has built the company over the past two decades. Our founder, chief executive officer and chairman, Ernst Volgenau has been with us since our inception. Our 72 officers have an average tenure with our company of approximately 14 years, including any prior service with acquired companies. Our management team is supported by a high quality staff of over 3,300 people at June 30, 2004, of whom approximately 95% are professional staff. Our professional staff is highly educated, with approximately one-third possessing advanced degrees. In addition, over 50% of our employees hold federal government security clearances.

From fiscal 2000 to fiscal 2004, we increased our revenue at a compound annual growth rate of approximately 18.5%. Our revenue for the fiscal year ended June 30, 2004 was $615.8 million, a 36.7% increase over the prior fiscal year. As of June 30, 2004, our backlog was approximately $2.1 billion, of which $338.7 million was funded. As of June 30, 2003, our backlog was $1.6 billion, of which $243.3 million was funded. In January 2002, we acquired The Marasco Newton Group, Ltd., or MNG, our first government services acquisition. In January 2003, we acquired Adroit Systems, Inc., or Adroit, for its expertise in the areas of command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR. In January 2004, we completed our acquisition of ORION Scientific Systems, or Orion, a privately-held company focused on counterterrorism. We expect these acquisitions will enable us to sell our services and solutions to a larger client base and to jointly pursue potential new opportunities. Please see Note 14 to our consolidated financial statements for financial information on our reportable segments.

INDUSTRY BACKGROUND

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by increases in national defense and homeland security programs, increased reliance on information technology outsourcing, demand for greater government efficiency and effectiveness, and the continuing impact of federal procurement reform. According to INPUT, an independent federal government market research firm, the federal information technology market is expected to grow at an annual rate of 6.6% from $58.6 billion in federal fiscal year 2004 to $80.7 billion in federal fiscal year 2009.

Increased Spending on National Defense and Homeland Security. The terrorist attacks of September 11, 2001 and subsequent events have intensified the federal government’s commitment to strengthen our country’s military, intelligence, and homeland security capabilities. Department of Defense appropriations, excluding military construction, were increased from $366 billion in federal fiscal year 2004 to $391 billion for federal fiscal year 2005, also excluding supplemental appropriations to pay for the ongoing efforts in Iraq and Afghanistan, and grew at an average annual growth rate over the past five years of 5.9%. The federal fiscal year 2005 Homeland Security budget proposal totaled $47 billion, with $27 billion allocated to initiatives in the Department of Homeland Security, $8 billion allocated to the Department of Defense, and $12 billion allocated to other federal agencies.

We believe the focus on national security, homeland security, and intelligence will increase the need for information technology capable of supporting these functions. According to INPUT, federal information security spending will have nearly quadrupled from federal fiscal year 2001 to federal fiscal year 2004, and INPUT expects this spending will continue to grow at a compound annual growth rate of 4.8%, reaching $7.1 billion by federal fiscal year 2009. We also believe intelligence agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security, and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Homeland Security and the intelligence agencies are increasingly interested in enterprise systems that enable better coordination and communication within and among agencies and departments.

Increased Reliance on Information Technology Outsourcing. According to INPUT, federal information technology outsourcing expenditures are expected to total $12.1 billion in federal fiscal year 2004 and are expected to increase at an 8.4% compound annual growth rate to $18.0 billion by 2009. Outsourcing of information technology operations is becoming an increasingly attractive alternative for federal agencies that are striving to maintain their core functions with limited technical resources and a shrinking information technology workforce, while at the same time upgrading technology and standardizing and streamlining operations. We expect reductions in the federal information technology workforce to continue due to, among other factors, a projected increase in the number of retiring government employees. The Office of Management and Budget indicates that 40% of all federal workers are eligible to retire by 2009.

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

Market Opportunity. The federal government’s demand for information technology services has increased, and is expected to continue to increase, as a result of planned increases in spending for national defense and homeland security; increased reliance on outsourced information technology programs; demand for greater government efficiency and effectiveness; and the continuing impact of federal procurement reform. We believe that for information technology providers to win contract awards from the federal government they must possess strong and stable management, highly skilled personnel, a deep knowledge of the government’s business processes, demonstrated technological expertise, a strong record of past performance, and key positioning on many of the increasingly popular multiple award contract vehicles such as GSA schedule contracts, GWACs and other indefinite delivery/indefinite quantity contracts.

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

To maximize our ability to deliver consistent results that successfully meet client needs, we have developed a proprietary project management and technical execution methodology, which we call ELITE. We train our project managers and technical leaders using this methodology, which emphasizes using mature, repeatable processes that reduce risk and maximize successful project completion. As a result, our company, including all its sectors and business units, has received a capability maturity model, or CMM, level 3 rating under the standards established by the Software Engineering Institute. This rating reflects that we have mature, repeatable processes that we believe help to reduce risk, improve technical delivery, contain costs, and meet demanding schedules. Often the federal government requires a CMM level 3 rating as a qualification to bid on complex software development and systems integration projects.

We believe we are able to execute our approach successfully as a result of five core strengths:

Strong, Stable Management and Highly Skilled Personnel

Our executive team includes the core group of senior executives that has built our company over the past two decades. Our 72 officers have an average tenure with our company of approximately 14 years, including any prior service with acquired companies, providing extensive industry experience and strong continuity of management. Several members of our management team are former senior military officers or government officials who have deep knowledge of the federal government and its information technology needs. Our corporate culture fosters teamwork and excellence, which has contributed to our being named in 2004 by Fortune magazine as one of the “100 Best Companies to Work For in America” for the fifth consecutive year. This in turn has enhanced our ability to recruit and retain highly skilled personnel. Our professional staff is highly educated, with approximately one-third holding advanced degrees.

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

Proven Record of Past Performance

We have provided information technology services and solutions to the federal government for over 26 years and have longstanding relationships with many of our clients. In order to promote high quality results and client satisfaction, we emphasize long-term assignment of required staff and consistently review our project performance, including regularly surveying our customers regarding their perceptions of our performance. On competitively awarded engagements on which we were the incumbent, we have a renewal rate of at least 95% for each of the last three fiscal years. We calculate our contract renewal rate based on the number of engagements that come up for recompetition during the period and the number of those recompetitions that we win.

Key Positioning as a Prime Contractor

We are currently a prime contractor on four of the federal government’s five largest information technology services GWACs: Millennia, Millennia Lite, CIO-SP2i, and ITOP II. We hold five GSA schedule contracts and we are a prime contractor on more than 20 agency-specific indefinite delivery/indefinite quantity contracts. This broad contract portfolio gives us extensive reach as a preferred provider and enables us to deliver the full range of our services and solutions to any organization in the federal government. Serving as a prime contractor positions us to achieve better client relationships, to exert more control and influence over quality results, to have clearer visibility into future opportunities, and to earn enhanced profit margins.

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

Increase Our Client Base

We believe that the federal government’s increasing reliance on outsourcing and the increased emphasis on national security and homeland security, coupled with the changes in procurement reform, have significantly increased our market opportunity. We have a longstanding heritage of supporting the federal government in the areas of contingency and disaster response planning; information assurance; critical infrastructure protection; and command and control, communications, and intelligence. We intend to leverage this broad experience to expand our client base to include organizations in the federal government for which we have not historically worked. We believe our ability to win new clients is enhanced by our position as a prime contractor on four of the five largest information technology services GWACs. These contracts enable us to sell our services and solutions to virtually any federal government agency. In addition, we intend to continue strategic hiring to expand the breadth of our expertise into new areas of the federal government or new technologies. We have used strategic hires as a cost-effective way to build out client accounts, to establish new competencies, and to penetrate new markets.

Focus Our Applied Research and Development Investments to Enhance Our Core Business

We intend to continue to invest in applied research and development initiatives to enhance our competitive position within our business. For example, we have employed proprietary intellectual property developed through these initiatives in engagements relating to multimedia data fusion used for preparing daily intelligence briefings for senior government executives, text extraction for multiple languages, aircraft incident discovery and correlation, bioterrorism detection, and gene expression analysis.

Pursue Strategic Acquisitions

We plan to continue to pursue strategic acquisitions to complement internal growth and to position ourselves to capitalize on anticipated high growth areas. For example, we acquired MNG in January 2002, Adroit in January 2003 and Orion in January 2004. Our acquisition strategy is focused on firms that will enable us to cost-effectively add new clients, specific agency knowledge, or technical expertise. We intend to continue to selectively acquire high quality companies that accelerate our access to existing or new markets that we believe have strong growth dynamics.

OUR SERVICES AND BUSINESS SOLUTIONS

Our Services

We offer a broad range of information technology services that spans the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and operations management.

Strategic Consulting. We help our clients formulate business and execution plans to address their information technology needs. We also identify and implement changes that will significantly improve their performance, cost effectiveness, and quality of service. We assess current operations, develop strategies and plans for improvement, and design enterprise architectures that enable our clients to capitalize on investments in legacy systems while enabling them to make a seamless transition to modern technology environments. As part of this process, we perform economic analyses to compare the projected cost of proposed technologies to the anticipated operational benefit. We use interdisciplinary teams that understand both the business problem and the potentially applicable technology solutions to help our clients avoid costly consulting advice that they cannot practically implement. Our strategic consulting engagements often lead to additional work.

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

Outsourcing and Operations Management. We provide a wide range of outsourcing solutions to help our government clients improve performance and reduce the cost of operations and respond to a declining federal government information technology labor force. Depending on our clients’ needs, we manage their technical infrastructures, operate and manage their networks, and even manage and operate their entire business processes. Our client engagements in this area are typically long-term and we focus on improving performance and reducing the cost of operation by making capital-for-labor substitutions, and by using sophisticated tools to reduce the need for expensive human support. We also support our clients with operations management services, sometimes referred to as co-sourcing, if they are not yet ready to completely outsource functions. In these engagements, we work side-by-side with our clients. Some of these engagements lead to completely outsourced operations.

Our Business Solutions

We have developed business solutions that focus on specific business requirements that are common to many of our clients. These business solutions apply to clients within each of our target markets. Our core business solutions include text and data mining applications, contingency and disaster response planning, information assurance and critical infrastructure protection, environmental strategies, conflict management and dispute resolution, enterprise architecture, network operations and management, enterprise systems management, and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. Our current business solutions are enhanced through our focus on applied research and development in the areas of natural language processing and information security.

Text and Data Mining. We offer clients a variety of software applications to help solve the general problem of information overload and to find valuable information that is hidden in vast amounts of data, whether it is structured information in databases or unstructured textual information such as e-mail. Our clients in this area have included intelligence agencies, the Department of Defense, law enforcement agencies, Wall Street firms, stock exchanges, and large on-line content providers. We have developed text mining software applications for analyzing unstructured text, such as newspapers, e-mail, web pages, and reports, and we have extensive specialized expertise in natural language processing. For over a decade, we have created and deployed software applications to automatically analyze text in English and in foreign languages, such as Arabic, French, Chinese, Farsi, and Spanish.

In addition to our text mining solutions, we offer data mining and data warehousing solutions that enable our clients to sort through large collections of structured data. We collect, extract, transform, and store data from a variety of structured sources including spreadsheets, databases, data marts, data warehouses, and e-mail. Our solutions store data in an analytical data warehouse, apply patterns to the data to find pre-defined conditions, and support end-user access to this business intelligence. In addition, we apply advanced data mining tools and techniques to discover meaningful new patterns of activity, trends, and correlations. We support clients in a wide variety of applications on projects that range from research to application development to analytical services. For example, we have developed and continue to refine a fraud detection system for the Internal Revenue Service that employs advanced data mining techniques to build models that are applied to electronic and paper tax returns to highlight potential patterns of refund fraud at a lower cost than previous labor-intensive solutions. At the Centers for Medicare & Medicaid Services, or CMS, we apply data mining techniques to analyze Medicare claims to identify patterns of activity that may indicate fraud, waste, or abuse in more than 30 states. We also apply data mining and warehousing techniques in detecting disease outbreaks, understanding flight safety data, assessing the risk from travelers leaving and entering the United States, evaluating large hospital chains, understanding the relationships between child support and enforcement actions, and identifying potential medical billing errors.

Contingency and Disaster Response Planning. For nearly two decades, we have helped clients prepare for, respond to, and recover from national security emergencies and natural disaster situations. We provide a full spectrum of solutions including planning, training, simulated exercises, and automated support systems to help our clients prepare for events that could adversely affect their operations. We support timely, organized recovery of operations that would be difficult to achieve without advance preparation. We work closely with our clients to assess site-specific threats, determine essential functions that cannot be interrupted, and define the activities needed to sustain operations. We also design and implement programs to train client personnel for their emergency activities and design and conduct periodic exercises to validate plans, procedures, responsibilities and resources, as well as to reinforce training. For example, we developed continuity of operations plans for major Department of Defense organizations, including clients within the Departments of the Army, Navy, and Air Force; the Defense Information Systems Agency; the Office of the Secretary of Defense; and civilian agencies such as the Department of Agriculture Forest Service. This year, SRA was selected by the U.S. Coast Guard to continue providing continuity of operations planning, training, and exercise support. To help the Coast Guard enhance its ability to respond to a catastrophic oil spill, we assisted in designing and developing an exercise involving federal, state, and local governments, as well as the government of Mexico. This exercise, the largest ever conducted by the Coast Guard, was held simultaneously in four U.S. locations and Mexico. We are also assisting the Library of Congress in developing and implementing a comprehensive continuity of operations plan. For CMS, we are designing and conducting tabletop exercises and providing recommendations for revising their continuity of operations plan.

Information Assurance and Critical Infrastructure Protection. We provide a comprehensive information assurance, or IA, program to help ensure the security of enterprise systems and the valuable information contained in these systems. Our comprehensive IA program helps our clients to detect, counter, and respond to threats to enterprise systems, which include computer viruses, hackers, espionage, and natural disasters. Our capabilities include security engineering, vulnerability analysis, systems certification and accreditation, regulatory compliance, penetration testing, intrusion detection and response systems, backup and recovery planning, and security awareness training. Among our clients are the Departments of Defense, Homeland Security, Treasury, and Health and Human Services; the Government Accountability Office; and the Environmental Protection Agency.

Environmental Strategies. We provide environmental strategies and solutions including management consulting and analytical services, policy analysis, and information technology solutions. For the Environmental Protection Agency and other federal agencies with environmental missions, we assist with the long-term stewardship of land and the environment, ranging from site assessment to establishing reuse options. For state and local governments, we work on program initiatives that promote emergency preparedness, economic and community redevelopment, voluntary cleanups, and other redevelopment initiatives.

Conflict Management and Dispute Resolution. Our services include dispute resolution roster management, facilitation/collaborative decision making, mediation, situation assessment and convening, conflict management, systems design, coaching and mentoring, training, and research and evaluation. For example, we have supported the Environmental Protection Agency, or EPA, with facilitation, consensus building, case mediation and arbitration, and other alternative dispute resolution services to help resolve disputes ranging from community issues to national environmental policy conflicts. In fiscal 2004, the EPA selected us to continue providing conflict prevention and resolution services to EPA’s Office of General Counsel. Under this new contract, we will deliver services nationwide to support EPA with innovative solutions.

Enterprise Architecture. As organizations grow, their legacy computer systems and disparate networks often preclude essential sharing and reuse of data and create security challenges. An enterprise architecture, or EA, is a blueprint to streamline and standardize an organization’s business processes and computer systems with common hardware and software and to ensure that its components are able to cooperate and more easily share and reuse data. The need for interoperability among the many business and technology systems throughout the federal government has been reinforced by the increased and continued focus on national security. We believe all departments and agencies, including the Department of Homeland Security and the intelligence agencies, have a heightened need for enterprise systems that enable better coordination and communication.

We apply EA to help our clients cost-effectively optimize their business programs, information systems, and technologies. We assess existing business systems, related information flows, and the technologies that handle them to allow our clients to capitalize on their investments, while providing a framework that will enable them to plan and manage a transition to their target environment. For example, we are providing EA support for the Internal Revenue Service, Government Accountability Office, Department of Defense’s Missile Defense Agency, National Institutes of Health and Department of Agriculture.

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

Our services include network design and migration; systems and database administration; proactive monitoring for network performance and availability; enterprise backup and recovery; and video and data network consolidation. For example, we provide a broad range of enterprise-wide network engineering to support the Government Accountability Office’s information technology infrastructure. We also deliver network engineering and operations services for a state-of-the-art Network Operations Center for the National Guard Bureau and for its GuardNet XXI telecommunications network. Other clients for whom we provide these services include Puget Sound Naval Shipyard and the National Institutes of Health.

Enterprise Systems Management. We help clients reduce the cost and complexity of managing disparate and geographically dispersed technical infrastructures. We use a full life cycle methodology featuring mature, repeatable processes that are flexible and scalable and can be customized to meet specific client needs. Our services include the full solution life cycle: requirements definition, design and architecture development, systems and network management, workflow and configuration management, performance measurement and call center support. For example, we led the Internal Revenue Service’s agency-wide implementation of IBM’s Tivoli enterprise systems management solution and now assist the Internal Revenue Service in its support of more than 110,000 users. Other enterprise systems management clients include the U.S. Army, Department of Veterans Affairs, Department of Defense’s Missile Defense Agency, and Department of Agriculture Forest Service. We have extensive experience with a wide range of commercial enterprise systems management software tools.

Wireless Integration. We use wireless technology to help our clients meet their needs for portability, flexibility, higher employee and organizational productivity, and cost effectiveness. Our wireless integration services offer clients the ability to expand their infrastructures to the wireless enterprise, enabling them to securely and reliably access information when and where they need it. These services include full life cycle consulting and security planning, enterprise deployment, enterprise integration, and application development.

We provide services that utilize all aspects of wireless technology to assist widely diverse client populations with varied missions in meeting their needs. For example, for the Department of Health and Human Services, or DHHS, we have designed, developed, and implemented one of the largest wireless deployments in the federal government—over 6,000 Blackberry® devices that have enhanced the workflow and mission of DHHS by enabling real-time data collection, analysis, and decision-making. We also use radio-frequency identification, or RFID, technology as an automatic, wireless method of collecting product, place, time, or transaction data. We integrate RFID technology to help the Department of Defense track military personnel, equipment, and cargo in real time worldwide.

TARGET MARKETS

We deliver our information technology services and business solutions primarily to federal government clients within three target markets:

•	national security, which consists of two components:

•	command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR, and

•	information systems for the Department of Defense;

•	civil government, including state and local governments; and

•	health care and public health.

We have also licensed software and provided information technology services to a few commercial clients.

The following is a summary of our business in each of our markets:

	Total revenue		Contract backlog as of June 30, 2004
Market	Fiscal year ended June 30, 2003	Fiscal year ended June 30, 2004
	(in millions)
National security	$253.4	$380.6	$1,108.1
Civil government	114.5	148.8	678.7
Health care and public health	76.2	80.6	296.9
Commercial	6.3	5.8	4.9

Total	$450.4	$615.8	$2,088.6

National Security

We view the national security market as consisting of two distinct components: C4ISR and defense information systems.

Command and Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance. National security organizations, including all branches of the military, must maintain positive command and control of their forces and resources. This requires secure, redundant, and survivable communications and the integrated information systems and facilities, or command centers, necessary to monitor status, assess alternatives, and execute plans. We are a key contributor to the significant command and control, communications and intelligence systems that support agencies and organizations of the Departments of Defense and Homeland Security. Our work supports mission-critical information systems and applications for these clients by providing systems integration; program management; intelligence, surveillance, and reconnaissance; and other technical services. The acquisition of Orion in January 2004 strengthened our capabilities and expands our client base in national security. We help military and other government departments and agencies with homeland security missions to strengthen defenses against emerging unconventional threats to the United States, such as terrorist acts, weapons of mass destruction, assaults on critical infrastructures, and cyber-based attacks. We apply advanced technology to support clients within the intelligence community with solutions in foreign language text understanding, information extraction, data mining and data warehousing, natural language processing, network engineering, and information assurance. We help the Department of Homeland Security’s Information Analysis and Infrastructure Protection Directorate fulfill its mission of protecting the nation’s physical and cyber infrastructures from attack and disruption. We assist the Defense Advanced Research Projects Agency’s Tactical Technology Office in strategic planning and evaluating relevant technologies developed by industry, universities, and military laboratories. We continue to work with the Department of Defense to streamline and automate the U.S. export license application process.

Defense Information Systems. We have provided information technology support to clients within the Department of Defense for more than 20 years. Our work across U.S. military organizations has given us an understanding of the total defense environment and an integrated perspective that encompasses defense missions, technology applications, and management approaches. We use this in-depth knowledge to help our clients develop joint solutions and avoid redundant programs. We currently support Department of Defense organizations including the Office of the Secretary of Defense, the defense agencies, the Joint Chiefs of Staff organizations, the three military departments, the four military services, the National Guard, and the command structure. Our engagements in this area typically involve the design, development, integration, and implementation of large, complex information systems. We are recognized for our functional expertise in the areas of logistics, transportation, acquisition, personnel, finance, and installation management. For example, we continue to manage and operate in one of our facilities, the enterprise operations center for GuardNet XXI, a nationwide communications structure that serves as the communication channel for voice, video, and data between the Department of the Army and more than 30,000 Army National Guard users in the 50 states, the District of Columbia, and three U.S. territories. We provide comprehensive network support, management, maintenance, engineering, and security services. We serve as the single systems integrator under the Advanced Information Technology Services contract providing a broad range of IT services and solutions to the Army Reserve Component, comprising of the Army National Guard and the U.S. Army Reserve. Our services include overall program management; life cycle maintenance of the Reserve Component Automation System, or RCAS, which links about 10,500 Guard and Reserve units at approximately 4,000 sites worldwide; and fielding and support of the Distributive Training Technology Project, or DTTP. Other services we provide to support the continuous improvement of RCAS and DTTP include information assurance, systems engineering and integration, software and database development, integration of commercial off-the-shelf products, operations and maintenance, customer relationship management, and other user services, and analysis and implementation of emerging technologies such as Active Directory and Exchange 2003. We also provide the U.S. Marine Corps Chief Information Officer and Director C4 with a range of support spanning the IT life cycle. Services include program management, enterprise IT architecture analysis and planning, enterprise IT governance, information assurance, knowledge management, and workforce development.

Civil Government

Our civil government clients include organizations within the Departments of Treasury, Transportation, State, Labor, Justice, Commerce, Agriculture, and Veterans Affairs; the U.S. Agency for International Development; the Environmental Protection Agency; the Library of Congress; the National Archives and Records Administration; the Small Business Administration; the Government Accountability Office; and the Pension Benefit Guaranty Corporation. We serve as a strategic advisor and solutions provider to our clients, helping them to improve information sharing, enhance productivity, and deliver better service to citizens. For example, we are managing, modernizing, and maintaining the U.S. Agency for International Development’s, or USAID, IT program by providing technical management services; systems and network engineering; IT operations security; worldwide data and voice communications; software and application development; customer relationship management and other user services; and analysis and implementation of emerging technologies. The USAID contract statement of objectives implements a comprehensive approach to acquisition, integration, life cycle management, and operation of the USAID’s IT resources. An option under the contract also supports the U.S. Department of State Enterprise Network Management function serving 260 diplomatic missions in 163 countries.

Health Care and Public Health

Our health care and public health clients throughout the federal government include military organizations within the Military Health Services System and civil organizations within the Department of Health and Human Services, which include the Health Resources and Services Administration, the Centers for Disease Control and Prevention, the National Institutes of Health, the Food and Drug Administration, and the Centers for Medicare & Medicaid Services. We combine knowledge of health care issues with expertise in all aspects of information technology to aid in projects such as business process outsourcing, bioinformatics, knowledge discovery, data mining and data warehousing, and health care facility planning. We help federal health agencies disseminate information to an ever-expanding healthcare community, share information across multiple systems and facilities, monitor and evaluate the security of their information, and maximize the value of their IT resources. For example, we designed, engineered, and continue to operate and maintain the large nationwide Web-based systems of the National Practitioner Data Bank and Healthcare Integrity and Protection Data Bank under a total outsourcing arrangement. These data collection systems maintain and report on final adverse actions taken against health care practitioners, providers, and suppliers. We process over 4 million transactions each year for more than 16,000 registered entities nationwide.

EXISTING CONTRACT PROFILE

Contract Types. As of June 30, 2004 we had over 700 active contract engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

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

Time-and-materials contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

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

Our historical contract mix, measured as a percentage of total revenue for the periods indicated, is summarized in the table below.

	Year Ended June 30,
	2002	2003	2004
Cost-plus-fee	52%	43%	44%
Time-and-materials	31	37	38
Fixed-price	17	20	18

Government Wide Acquisition Contracts and GSA Schedule Contracts. We are a leading supplier of information technology services and solutions to federal government clients under GWACs and are currently a prime contractor on four of the five largest information technology services GWACs, measured by the aggregate dollar amount of delivery order awards as of June 30, 2004. We also hold five GSA schedule contracts: Schedule 70, MOBIS, Environmental Advisory Services, Professional Engineering Services, and Unmanned Aerial Vehicle Systems and Related Services. GWACs and GSA schedule contracts are becoming increasingly popular contract award methods, offering more flexible, cost-effective, and rapid procurement processes.

The following table sets forth our GSA schedule contracts and the GWAC contracts on which we currently act as a prime contractor. The period of performance indicated below includes all option years.

Contract name	Host agency	Period of performance	Contract ceiling value
			(in billions)
CIO-SP2i	NIH	December 2000–December 2010	$20.0
ITOP II (ISE, SOM)	GSA-Enterprise GWAC Center	January 1999–January 2006	10.0
Millennia	GSA-Enterprise GWAC Center	April 1999–April 2009	25.0
Millennia Lite	GSA-IT GWAC Center	June 2000–June 2010	20.0
GSA Schedule 70	GSA FSS	May 1997–May 2007	No ceiling
GSA MOBIS	GSA FSS	June 1998–September 2007	No ceiling
GSA EAS	GSA FSS	September 1999–August 2009	No ceiling
GSA PES	GSA FSS	October 2000–September 2005	No ceiling
GSA UAV	GSA FSS	June 2001–May 2006	No ceiling

Revenue under our GWAC and GSA schedule contracts accounted for 56% of our total federal government revenue in fiscal 2002, 62% in fiscal 2003, and 64% in fiscal 2004.

The GSA intends to combine two of its large GWACs, Millenia and ANSWER, and other specialized contracts under a new Alliant contract to be competitively awarded. We expect the GSA to award the new Alliant contract in 2006. Therefore, it is likely that the period of performance for the Millenia contract will not extend to April 2009. However, as long as the Millenia contract is active, task orders with periods of performance for up to five years may still be issued under the contract.

BACKLOG

As of June 30, 2004, our backlog was approximately $2.1 billion, of which $338.7 million was funded. As of June 30, 2003, our backlog was $1.6 billion, of which $243.3 million was funded. We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenue during fiscal 2005 from approximately 20% of our total backlog as of June 30, 2004. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014.

We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized.

We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Unfunded backlog does not take contract ceiling value into consideration, nor does it include any estimate of future potential delivery orders that might be awarded under indefinite delivery/indefinite quantity, GWAC or GSA schedule multiple award vehicles.

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

SUBCONTRACTORS

When we act as a prime contractor, as we typically do, we derive revenue either through our own work or through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us as a prime contractor to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on a project or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 35%, 30%, and 30% of our revenue for fiscal 2002, 2003, and 2004, respectively. No single subcontractor performed work that accounted for more than 3% of our revenue during any of the last three fiscal years.

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

Some of our research and development investments have led to the formation of separate companies, including Mantas, Inc., which provides services to the financial services industry to address anti-money laundering and other efforts. In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which we formed with funding and other contributions received from unrelated third parties. We have retained a non-controlling equity interest in Mantas, Inc. In October 2002, we sold our Assentor practice for approximately $5 million. We had developed Assentor as a solution for financial services firms to screen and archive e-mail messages using our proprietary text mining technology.

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

CLIENTS

Our federal government clients typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate client so long as that client has independent decision-making and contracting authority within its organization. We consider each office or division within an agency or department, which directly or through a prime contractor, engages us, to be a separate client. Under the TIPSS-2 contract with the Internal Revenue Service, program managers throughout the Internal Revenue Service are able to purchase a wide range of our solutions. The Internal Revenue Service, as a client group, accounted for approximately 10% of our revenue in fiscal 2002. The National Guard, as a client group, accounted for approximately 13% of our revenue in fiscal 2004. No other client or client group accounted for more than 10% of our revenue in any of the last three fiscal years.

In our fiscal year ended June 30, 2004, federal government clients accounted for 99% of our revenue, with the remaining 1% attributable to commercial clients. In our fiscal year ended June 30, 2004, we derived 62% of our revenue from national security clients, 24% from civilian agencies and departments, 13% from health care and public health clients, and the remaining 1% from commercial clients. We currently support 13 of the 15 federal departments in the executive branch, all branches of the military services, and the judicial and legislative branches of the federal government. No single engagement accounted for more than 9% of our revenue in fiscal year 2004.

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

Military Traffic Management Command

Office of the Secretary of Defense

Defense Manpower Data Center

Defense Advanced Research Projects Agency

Defense Logistics Agency

Defense Information Systems Agency

Army National Guard

National Guard Bureau

Various intelligence agencies

Department of Homeland Security

Department of the Treasury:

Internal Revenue Service

Department of Justice

Department of the Interior

Department of Labor

Department of State

Department of Commerce

Department of Veterans Affairs

Department of Transportation:

Federal Aviation Administration

Department of Agriculture

U.S. Agency for International Development

Environmental Protection Agency

Small Business Administration

National Archives and Records Administration

Library of Congress

General Services Administration

Government Accountability Office

Administrative Office of the U.S. Courts

Pension Benefit Guaranty Corporation

National Aeronautics and Space Administration

Department of Health and Human Services:

Office of the Secretary

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

Primary responsibility for identifying, qualifying, bidding, and winning new competitive procurements, either for new clients or for large strategic new programs within existing clients, rests with our centralized federal sales and marketing organization. We have approximately 50 experienced sales and marketing professionals that perform client development, corporate communications, procurement support, pricing, and proposal development. Members of our sales and marketing organization work closely with their counterparts in our business units as we compete to win new business.

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

We encounter many of the same competitors in each of our three target markets. These competitors include:

•	Federal systems integrators such as Anteon International Corporation, BoozAllen & Hamilton Inc., CACI International Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, Science Applications International Corporation, and Unisys Corporation;

•	Divisions of large defense contractors such as General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company;

•	Consulting firms such as Accenture Ltd, BearingPoint, Inc., and International Business Machines Corporation; and

•	Other smaller and specialized government information technology contractors.

EMPLOYEES AND CORPORATE CULTURE

Our success as an information technology services and solutions company is highly dependent on our employees. We believe we have been successful in developing a culture that enables our employees to succeed. We emphasize three essential attributes—an ethic of honesty and service, quality work and client satisfaction, and caring about our people. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings, and internal communications. Our active recruiting effort is aligned with our strategic business units and relies heavily on employee referrals in addition to a variety of other recruiting methods. Our primary source of our new recruits is employee referrals, which accounted for approximately one-half of our new hires in fiscal 2004. We have found these referrals to be a reliable source of excellent employees. As a result of our continued focus on our employees, in 2004 we were named by Fortune magazine as one of the “100 Best Companies to Work for in America” for the fifth consecutive year.

As of June 30, 2004, we had over 3,300 employees. Over 50% of our employees have federal government security clearances. Approximately 95% of our employees are information technology and other professionals or managers, and approximately 5% are administrative managers or support specialists. Our professional staff is highly educated, with approximately one-third holding advanced degrees. We have no employees represented by collective bargaining agreements, and we consider our relations with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of August 31, 2004, are as follows:

Name	Age	Title
Ernst Volgenau	70	Chairman of the board of directors (director class expiring in fiscal 2005) and chief executive officer
Renato A. DiPentima	63	President and chief operating officer
Stephen C. Hughes	48	Senior vice president of finance and administration and chief financial officer
Barry S. Landew	46	Senior vice president for corporate development

Ernst Volgenau is our founder and has served as our chief executive officer and a director since our inception in 1978 and has served as the chairman of our board of directors since October 2003. He also served as our president from our inception to October 2003. From 1976 to 1978, he served as the director of inspection and enforcement for the U.S. Nuclear Regulatory Commission. Dr. Volgenau retired from active duty with the U.S. Air Force as Colonel in 1976. His military service included positions in the Office of the Secretary of Defense and as director of data automation for the Air Force Logistics Command.

Renato A. DiPentima has served as president and chief operating officer since October 2003. Previously he was senior vice president and president of our consulting and systems integration division since we formed it in January 2001. From July 1997 to January 2001, he served as president of our government sector, overseeing government business, projects, and contracts. From July 1995 to July 1997, Dr. DiPentima served as vice president and as our chief information officer. Prior to joining us, Dr. DiPentima held several senior management positions in the federal government, most recently serving as deputy commissioner for systems at the Social Security Administration, from May 1990 to June 1995.

Stephen C. Hughes is our senior vice president of finance and administration and chief financial officer. He has served as our chief financial officer since March 1996 and as senior vice president, finance and accounting since 1993. From March 1989 to May 1993, he was our vice president of finance; from April 1986 to March 1989, he served as our comptroller; and from 1984 to 1986, he served as our manager of accounting. Mr. Hughes practiced in the computer audit and tax groups of Coopers and Lybrand, which is now a part of PricewaterhouseCoopers LLP, from 1983 to 1984.

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

Revenue from contracts with U.S. federal government agencies accounted for 96%, 99%, and 99% of our revenue for fiscal 2002, 2003, and 2004, respectively. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 53%, 58%, and 59% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under four GWACs and more than 20 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2002, 2003, and 2004, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 91%, 86%, and 83%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

The General Services Administration intends to combine two of its large GWACs, Millenia and ANSWER, and other specialized contracts under a new Alliant contract to be competitively awarded. We are presently a prime contractor on Millenia. If we do not win a position as a prime contractor on the new Alliant contract, we could lose revenue and our operating results could suffer.

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

Our backlog was approximately $2.1 billion as of June 30, 2004, of which $338.7 million was funded. We currently expect to recognize revenue during fiscal 2005 from approximately 20% of our total backlog as of June 30, 2004. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of June 30, 2004 from which we expect to recognize revenue in fiscal 2005 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of June 30, 2004, our revenue and operating results for fiscal 2005 as well as future reporting periods may be materially harmed.

Contracts with state and local governments, other governments, international entities, or other organizations with special standing, could impose substantial additional liability and costs upon us.

As organizations seek to enhance their security, particularly state and local governments, other governments, international entities, and other organizations with special standing, such as the World Bank, we have the opportunity to expand our services beyond our core federal government client base. Contracting with such entities involves additional risks that may result in additional costs to us, including:

•	the additional costs associated with evaluating, qualifying, and negotiating such opportunities;

•	a requirement to understand and comply with the specific procurement laws and/or regulations of each individual state, locality, other government, international entity, or other party with special standing;

•	the contractual acceptance of liability provisions that impose, for example, liquidated damages or other monetary damages in excess of the amount of services we provide, and in some cases are unlimited;

•	the unavailability of certain protections that would typically be available under federal or common law; and

•	an increased risk of additional costs associated with dispute resolution.

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

We must continue to hire significant numbers of highly qualified individuals in fiscal 2005 who have advanced information technology and technical services skills, who work well with our clients in a government or defense-related environment and who in many cases must have specialized security clearances required by our government customers. These employees are in great demand, particularly those with specialized security clearances, and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. If we encounter a tight labor market, as we did in the first half of fiscal 2001, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue.

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 35%, 30%, and 30% of our revenue for fiscal 2002, fiscal 2003, and fiscal 2004, respectively.

We may not be successful in identifying acquisition candidates, and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business.

One of our strategies is to pursue growth through acquisitions. We have completed acquisitions of three complementary companies that provide services in one of our three target markets. We may not be able to identify other suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Additionally, we may not be able to identify acquisition candidates that align as closely with our existing business as the companies we have acquired previously. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could harm our operating results.

If we are unable to integrate companies we acquire into our business successfully or to achieve the expected benefits of these acquisitions, our revenue and operating results may be impaired.

In January 2004, we acquired Orion. If we are unable to successfully integrate Orion, or other companies we have acquired or may acquire in the future, our revenue and operating results could suffer. We may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. In addition, we may experience increased attrition, including but not limited to key employees of acquired companies, following the integration of acquired companies that could reduce our future revenue.

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

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the need to bid on engagements in advance of knowing the complete design or full requirements, which may result in unforeseen difficulties in executing the engagement and cost overruns;

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to accurately estimate the resources and costs that will be required to service any contract we are awarded;

•	the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For fiscal 2004, we derived 44%, 38%, and 18% of our revenue from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

We may lose money or incur financial penalties if we agree to provide services under a share-in-savings or performance-based contract arrangement.

We were recently awarded a blanket purchasing agreement, along with five other contractors, by the GSA that allows us to compete for work across the federal government on a share-in-savings basis. Under this type of contract arrangement and some other performance-based contract arrangements, we are paid only to the extent our customer actually realizes savings or achieves some other performance-based improvements that result from our services. In addition, we may also incur certain penalties. Share-in-savings or performance-based contracts could impose substantial costs and risks, including:

•	the need to accurately understand and estimate in advance the potential savings or improved performance that might result from our services;

•	the lack of experience both we and our primary customers have in using this type of contract arrangement; and

•	the requirement that we incur significant expenses with no guarantee of recovering these expenses or realizing a profit in the future.

Even if we successfully execute a share-in-savings or performance-based contract, our interim operating results and cash flows may be negatively affected by the fact that we may be required to incur significant up-front expenses prior to realizing any related revenue.

We may lose revenue and our cash flow and profitability could be negatively affected if expenditures are incurred prior to final receipt of a contract.

We provide various professional services and sometimes procure equipment and materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect to initiate procurements in advance of receiving final authorization from the government client or a prime contractor. If our government or prime contractor clients’ requirements should change, or if the government or the prime contractor should direct the anticipated procurement to a contractor other than us, or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

We have made firm purchase commitments totaling approximately $5.3 million to procure certain equipment required by one of our customers. Through fiscal 2004, we made payments of approximately $1.9 million to vendors related to these commitments. We do not currently have a contract with our customer that would obligate the customer to reimburse us for the cost of a majority of this equipment.

Our operating margins and operating results may suffer if cost-plus-fee contracts increase in proportion to our total contract mix.

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 52%, 43%, and 44% of our revenue for fiscal 2002, fiscal 2003, and fiscal 2004, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have recently been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 17%, 20%, and 18% of our revenue for fiscal 2002, fiscal 2003, and fiscal 2004, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 35%, 30%, and 30% of our revenue for fiscal 2002, fiscal 2003, and fiscal 2004, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true. Although audits have been completed on our incurred contract costs through fiscal 2002, audits for costs incurred on work performed after fiscal 2002 have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

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

Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. We have seen a recent increase in the number of clients requiring special security clearances and the types of clearances required. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, the government client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenue anticipated from the contract, which could harm our operating results.

Security breaches in sensitive government systems could result in loss of clients and negative publicity.

Many of the systems we develop, install, and maintain involve managing and protecting information used in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could materially reduce our revenue.

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

Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline. Factors that may affect our operating results include:

•	fluctuations in revenue earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts, GWACs, and agency-specific indefinite delivery/indefinite quantity contracts;

•	providing services under a share-in-savings or performance-based contract;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	contract mix and the extent of use of subcontractors;

•	changes in presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general; and

•	the seasonality of our business.

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

In addition, as of June 30, 2004 we had approximately 120 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 53%, 58%, and 59% of our revenue for fiscal 2002, fiscal 2003, and fiscal 2004, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 43%, 41%, and 40% of our revenue for fiscal 2002, fiscal 2003, and fiscal 2004, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense or the Department of Homeland Security, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 96%, 99%, and 99% of our revenue for fiscal 2002, fiscal 2003, and fiscal 2004, respectively, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

Our chairman and chief executive officer, whose interests may not be aligned with yours, will continue to control our company, which could result in actions of which you or other stockholders do not approve.

As of August 31, 2004, Ernst Volgenau, our chairman and chief executive officer, beneficially owned 204,467 shares of class A common stock and 6,708,270 shares of class B common stock, which represented approximately 67.1% of the combined voting power of our outstanding common stock. As of August 31, 2004, our executive officers and directors as a group beneficially owned an aggregate of 3,655,199 shares of class A common stock and 8,246,029 shares of class B common stock, which represented approximately 85.1% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Item 2.    PROPERTIES

We lease our office facilities and we do not own any facilities or real estate. We have leased our corporate headquarters at 4350 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. Currently the two buildings comprising our headquarters are leased under separate leases with the same landlord. Both of our headquarters’ leases expire on December 31, 2015. We also lease other facilities in Alexandria, Arlington, Fairfax, Falls Church, Herndon, McLean, and Newport News, Virginia; Baltimore, Landover, and Rockville, Maryland; Fort Walton Beach, Florida; Atlanta and Warner Robins, Georgia; Minneapolis, Minnesota; Portsmouth, New Hampshire; Shrewsbury, New Jersey; New York, New York; Durham, North Carolina; Dayton, Ohio; San Antonio, Texas; Newport Beach, Sacramento, and San Diego, California; Fairview Heights, Illinois; Colorado Springs, Colorado; Bremerton, Washington; and Washington, D.C. In addition, we have employees who work on engagements at other smaller operating locations around the United States.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since May 24, 2002, our class A common stock has been publicly traded on the New York Stock Exchange under the symbol “SRX.” Prior to May 24, 2002, our class A common stock was not publicly traded. From July 1, 2002 to June 30, 2004 the ranges of high and low sale prices of our class A common stock as reported by the New York Stock Exchange for each quarter during this period were as follows:

	High	Low
Year ended June 30, 2003:
First Quarter	$30.66	$22.34
Second Quarter	29.09	22.66
Third Quarter	29.80	21.09
Fourth Quarter	33.50	22.13

Year ended June 30, 2004:
First Quarter	$41.40	$30.10
Second Quarter	44.87	37.09
Third Quarter	43.54	36.00
Fourth Quarter	42.34	34.90

As of August 31, 2004, there were approximately 97 holders of record of our class A common stock and two holders of record of our class B common stock. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of August 31, 2004, the closing price of our class A common stock was $45.33.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sale of Unregistered Securities

During fiscal 2004, we issued 72,553 shares of our class A common stock to our SRA International, Inc. 401(k) Plan through matching contributions and discretionary contributions as determined by our board of directors. These issuances were not sales within the meaning of the Act.

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2002, 2003, and 2004, and the balance sheet data as of June 30, 2003 and 2004, are derived from our audited financial statements that have been audited by Deloitte & Touche LLP, independent registered public accounting firm, and that are included in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2000 and 2001, and the balance sheet data as of June 30, 2000, 2001, and 2002, are derived from our audited financial statements that have been audited by Deloitte & Touche LLP and not included in this Form 10-K. The selected financial data reflect our adoption of the accrual method of accounting for income tax reporting in February 2002 and our acquisitions of The Marasco Newton Group, Ltd. in January 2002, Adroit Systems, Inc. in January 2003, and ORION Scientific Systems in January 2004. For more information on the change in accounting method for income tax reporting and these acquisitions, see notes 9 and 15 to our financial statements.

	Year Ended June 30,
	2000	2001	2002	2003	2004
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$312,035	$312,548	$361,197	$450,375	$615,802
Operating costs and expenses:
Cost of services	213,549	221,835	258,863	316,672	442,771
Selling, general, and administrative	77,200	84,985	76,143	82,753	100,919
Depreciation and amortization	7,258	8,045	7,684	8,962	10,511
Reimbursement of expenses upon formation of Mantas, Inc.	—	(6,485)	—	—	—

Total operating costs and expenses	298,007	308,380	342,690	408,387	544,201

Operating income	14,028	4,168	18,507	41,988	61,601
Interest (expense) income, net	(529)	(797)	(101)	1,387	1,474
Gain (loss) on equity method investment	(900)	11,776	373	1,031	—
Gain on sale of Assentor practice	—	—	—	4,685	—
Other (expense) income	(209)	(2,391)	1,775	—	153

Income before taxes	12,390	12,756	20,554	40,091	63,228
Provision for income taxes	5,092	5,383	9,277	19,431	24,291

Net income	$7,298	$7,373	$11,277	$29,660	$38,937

Earnings per share:
Basic	$0.53	$0.54	$0.77	$1.39	$1.53

Diluted	$0.44	$0.45	$0.66	$1.25	$1.42

Weighted-average shares:
Basic	13,787,806	13,563,723	14,630,512	21,345,155	25,504,489

Diluted	16,674,610	16,401,370	17,030,717	23,729,986	27,369,014

	As of June 30,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9	$8	$87,137	$158,264	$143,367
Short-term investments	—	—	—	433	9,076
Working capital	29,348	21,749	131,569	219,655	229,796
Total assets	125,425	127,458	226,293	364,711	461,893
Long-term debt, net of current portion	9,136	2,000	400	—	—
Total stockholders’ equity	42,062	43,112	159,444	283,015	339,268

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

ABOUT THIS MANAGEMENT’S DISCUSSION AND ANALYSIS

The discussion and analysis that follows is organized to:

•	provide an overview of our business;

•	describe selected key metrics evaluated by management;

•	explain the year-over-year trends in our results of operations;

•	describe our liquidity and capital resources; and

•	explain our critical accounting policies, describe certain line items of our statements of operations, and define certain other terms we use in our discussion and analysis.

Readers who are not familiar with our company or the financial statements of federal government IT services providers should closely review the “DESCRIPTION OF CRITICAL ACCOUNTING POLICIES,” the “DESCRIPTION OF STATEMENT OF OPERATIONS ITEMS,” and the “DESCRIPTION OF CERTAIN TERMS USED IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS” sections that appear at the end of this discussion and analysis. These sections provide background information that can help readers in understanding and analyzing our financial presentation.

OVERVIEW

We provide information technology services primarily to the federal government. Our service offerings include strategic consulting, systems design, development and integration, and outsourcing and operations management. In addition, we develop business solutions for text and data mining, contingency and disaster response planning, information assurance, environmental strategies, conflict management and dispute resolution, enterprise architecture, network operations and management, enterprise systems management, and wireless integration services. We provide services in three target markets: national security, which includes the defense and intelligence communities; civil government; and health care and public health.

Since our founding in 1978 we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. INPUT expects the federal information technology market to grow at a compound annual growth rate of 6.6% over the next five years. In order to grow more rapidly than the market, we will need to take market share from our competitors. Our growth is driven in part by contract awards and how we build out our contracts. Ideally, the level of quarterly business awards would exceed the revenue booked in the quarter to drive backlog growth.

We work with the federal government under three primary contract types: cost-plus-fee, time-and-materials, and fixed-price contracts. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Time-and-materials and fixed-price contracts typically generate higher profit margins reflecting their generally higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements. Typically under time-and-materials and fixed-price, as compared with cost-plus-contracts, the customer can save money and we can earn better margins, given the more specific delivery requirements of these structures.

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the contractual effort, and may include third-party hardware and software that we purchase and integrate for customers as part of the solutions that we provide. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. A key challenge in growing our business is to hire enough employees with appropriate security clearances. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win.

Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; third-party material, such as hardware and software that we purchase for customer solutions; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor with the potential for more third-party hardware and software purchases. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

We have been able to build and effectively use what we refer to as a central services model. This central services model employs the use of central services for marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services. This central services model allows us to reduce selling, general, and administrative expenses as a percentage of revenue as revenue grows organically and through selective acquisitions, thereby contributing to the expansion of our operating margins.

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements which have trended toward 2% of revenue over the last three fiscal years.

Our operating income, or revenue minus cost of services, selling, general and administrative expenses, and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts and how we manage our costs.

Our cash position is driven primarily by the level of net income, working capital in accounts receivable, capital expenditures and acquisition activities.

SELECTED KEY METRICS EVALUATED BY MANAGEMENT

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total revenue growth rate was 37% for fiscal 2004. Our organic revenue growth rate increased to 26% in fiscal

2004, driven by building out existing accounts, broadening our client base, and leveraging our research and development into high value services. The table below details selected contracts that have contributed to our organic growth:

Contract	Client	Period of Performance	Initial Contract Award Value
			(in millions)
GuardNet XXI	National Guard Bureau	October 2001 – September 2009	$50.0
Government Accountability Office (GAO) IT Infrastructure Support	Government Accountability Office (GAO)	February 2003 – February 2009	105.0
Advanced Information Technology Services (AITS)	National Guard Bureau	March 2003 – September 2007	115.0
U.S. Marine Corps C4 CIO	Marine Corp CIO Directorate	April 2003 – April 2010	115.0
USAID PRIME 2.2 Enterprise–Wide IT Services	U.S. Agency for International Development	December 2003 – January 2010	328.0

A part of our growth strategy includes pursuing acquisitions. To date, we have made the following three acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
The Marasco Newton Group, Ltd.	Environment	January 4, 2002	$16.2
Adroit Systems, Inc.	Command and Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR)	January 31, 2003	38.3
ORION Scientific Systems	Counterterrorism	January 30, 2004	34.7

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog at the end of the year:

	June 30,
	2002	2003	2004
	(in millions)
Backlog:
Funded	$158.7	$243.3	$338.7
Unfunded	875.3	1,315.7	1,749.9

Total backlog	$1,034.0	$1,559.0	$2,088.6

Our total backlog of $2.1 billion as of June 30, 2004 represented a 34% increase over the fiscal 2003 backlog. We currently expect to recognize revenue during fiscal 2005 from approximately 20% of our total backlog as of June 30, 2004.

Contract mix

Contract profit margins are generally affected by the type of contract. We can generally earn higher profits on fixed-price and time-and-materials contracts than cost-plus-fee contracts. Thus, an important part of further increasing our operating margins is to increase the amount of services delivered under fixed-price and time-and-materials contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Year Ended June 30,
	2002	2003	2004
Cost-plus-fee	52%	43%	44%
Time-and-materials	31	37	38
Fixed-price	17	20	18

The fiscal 2004 percentage increase in cost-plus-fee revenue is due to our recent awards of large cost-plus-fee contracts. While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we will pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the profitability of our contracts and how we manage our costs. The operating margin improvements we have shown over the last three fiscal years are primarily attributable to the following interdependent factors:

•	an increase in our direct labor utilization rate;

•	an increase in the level of services provided by our employees, as compared with our subcontractors;

•	our ability to grow revenue at a faster rate than the costs necessary to support our centralized services model; and

•	a shift to more profitable time-and-materials and fixed-price contracts.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Aside from our cash and investments, accounts receivable represents the most significant asset we report on our balance sheet. DSO has improved for each of the last three fiscal years. For our most recent quarter that ended June 30, 2004, we reported DSO of 74 days. We have a number of internal process initiatives underway that we believe will enable us to further improve our DSO.

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenue, for the periods indicated.

	Year Ended June 30,
	2002	2003	2004
	(in thousands)
Revenue	$361,197	$450,375	$615,802
Operating costs and expenses:
Cost of services	258,863	316,672	442,771
Selling, general, and administrative	76,143	82,753	100,919
Depreciation and amortization	7,684	8,962	10,511

Total operating costs and expenses	342,690	408,387	554,201

Operating income	18,507	41,988	61,601
Interest (expense) income, net	(101)	1,387	1,474
Gain on sale of equity method investment	373	1,031	—
Gain on sale of Assentor practice	—	4,685	—
Other income	1,775	—	153

Income before taxes	20,554	49,091	63,228
Provision for income taxes	9,277	19,431	24,291

Net income	$11,277	$29,660	$38,937

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	71.7	70.3	71.9
Selling, general, and administrative	21.1	18.4	16.4
Depreciation and amortization	2.1	2.0	1.7

Total operating costs and expenses	94.9	90.7	90.0

Operating income	5.1	9.3	10.0
Interest (expense) income, net	(0.0)	0.3	0.2
Gain on sale of equity method investment	0.1	0.2	—
Gain on sale of Assentor practice	—	1.1	—
Other income	0.5	—	0.1

Income before taxes	5.7	10.9	10.3
Provision for income taxes	2.6	4.3	4.0

Net income	3.1%	6.6%	6.3%

Revenue

Our revenue increased 36.7% to $615.8 million in fiscal 2004, from $450.4 million in fiscal 2003. Organic revenue growth continued to increase reaching 26% for the year, with the remainder of growth attributable to our acquisitions of Adroit and Orion. The organic growth has been driven in part by large contracts won in 2003. Our Advanced Information Technology Services, or AITS, contract was a significant driver of our fiscal 2004 revenue growth, generating approximately $47 million in additional revenue during fiscal 2004 compared to fiscal 2003. Additionally, we were awarded a significant contract with the United States Agency for International Development, or USAID, in fiscal 2004, resulting in approximately $20 million in revenue during fiscal 2004. Revenue attributable to our acquisitions of Adroit and Orion increased revenue by approximately $47 million in fiscal 2004 compared to fiscal 2003. The balance of our fiscal 2004 increase in revenue was due primarily to new national security contracts.

Our revenue increased 24.7% to $450.4 million in fiscal 2003, from $361.2 million in fiscal 2002. This revenue growth resulted primarily from approximately $40 million of revenue from new national security contracts and approximately $40 million of increased revenue related to our acquisitions of MNG and Adroit.

Cost of Services

Cost of services increased 39.8% to $442.8 million in fiscal 2004, from $316.7 million in fiscal 2003. This increase in cost of services was due primarily to the volume of services provided under the AITS and USAID contracts, the increased volume of cost of services attributable to Adroit’s and Orion’s existing contracts, and the volume of services provided under new national security contracts. As a percentage of revenue, cost of services increased to 71.9% in fiscal 2004, from 70.3% in fiscal 2003. This increase as a percentage of revenue was attributable primarily to two factors. First, we provided more of our services under new cost-plus-award-fee contracts during fiscal 2004 than during fiscal 2003. These contracts generally have lower profit margins during the early stages of contract execution as we establish an award fee history with the client, which increased the ratio of cost of services to revenue. Second, the amount of direct material purchases made by us and delivered to our larger clients in conjunction with our services increased during fiscal 2004. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, these contracts should have a positive impact to our earnings and return on invested capital.

Cost of services increased 22.3% to $316.7 million in fiscal 2003, from $258.9 million in fiscal 2002. This increase in cost of services was due primarily to the volume of services provided under new national security contract awards of approximately $28 million and the increased volume of cost of services incurred by acquired companies of approximately $28 million. As a percentage of revenue, cost of services decreased to 70.3% in fiscal 2003, from 71.7% in fiscal 2002. The decrease as a percentage of revenue was attributable primarily to three factors. First, we had a shift to services being provided under more profitable fixed-price contracts, which decreases the ratio of cost of services to revenue. Second, we reduced the level of services provided by subcontractors relative to services being provided by our employees. Work performed by our employees is more profitable than subcontracted work, which decreases the ratio of cost of services to revenue. Third, our stock-based 401(k) contribution expense included in cost of services for the earlier period was higher than in fiscal 2003 because the per share value we used to determine the shares allocable to participants was lower than the per share value we were required to record at the time of actual grant, increasing the ratio of cost of services to revenue in fiscal 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22.0% to $100.9 million in fiscal 2004, from $82.8 million in fiscal 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 16.4% in fiscal 2004, from 18.4% in fiscal 2003. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in these expenses to a rate below our revenue growth rate. We have been able to accomplish this by leveraging our central services model as we have won new contracts and integrated acquired companies into our systems and processes.

Selling, general and administrative expenses increased 8.7% to $82.8 million in fiscal 2003, from $76.1 million in fiscal 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 18.4% in fiscal 2003, from 21.1% in fiscal 2002. This decrease as a percentage of revenue resulted primarily from leveraging our central services model. Selling, general and administrative expenses in fiscal 2003 also included stock-based compensation of $211,000 compared to $937,000 for fiscal 2002.

Depreciation and Amortization

Depreciation and amortization increased 17.3% to $10.5 million in fiscal 2004, from $9.0 million in fiscal 2003. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisitions of Adroit and Orion. As a percentage of revenue, depreciation and amortization decreased to 1.7% in fiscal 2004, from 2.0% in fiscal 2003, consistent with the decline in our capital expenditures as a percentage of revenue for fiscal 2004.

Depreciation and amortization increased by 16.6% to $9.0 million in fiscal 2003, from $7.7 million in fiscal 2002. As a percentage of revenue, total depreciation and amortization was 2.0% in fiscal 2003, compared to 2.1% in fiscal 2002.

Interest Income, net

Interest income, net increased slightly to $1.5 million in fiscal 2004, from $1.4 million in fiscal 2003. This increase reflected higher average cash and cash equivalents and investment balances resulting from our June 2003 stock offering, reduced in part by the affect of lower interest rates.

Interest income, net was $1.4 million in fiscal 2003, compared to interest expense, net of $101,000 in fiscal 2002. This improvement reflects reduced borrowings and increased cash and investment balances from the proceeds received as a result of our May 2002 initial public offering and improved cash flows from operating activities.

Other Income

The Internal Revenue Service, or IRS, challenged our use of the cash receipts and disbursements method of accounting for income taxes during its audit of our fiscal 1996 tax return. While we disagreed with the IRS on this matter, in order to bring the matter to closure, we agreed in February 2002 to convert from the cash method to the accrual method effective July 1, 2000. We had previously established an allowance of approximately $2.6 million relating to the estimated probable interest on the tax liability. The provision for this accrual was reflected in other expense in the statements of operations through June 30, 2001. Because this allowance exceeded the amount of the actual federal interest payments of approximately $538,000 and our estimated state interest payments of approximately $250,000, we reversed approximately $1.8 million of the allowance in fiscal 2002. During fiscal 2004, we made final payments to settle all remaining state tax liabilities with respect to this matter. As a result, we reversed the remaining $153,000 allowance balance. These reversals are reflected as other income in the statements of operations for fiscal 2002 and fiscal 2004.

Gain on Sale of Equity Method Investment

In February 2001, we recognized a pre-tax gain of $11.8 million on the sale of our minority interest in Mail2000, Inc. At that time, we deferred recognition of contingent gains attributable to the portion of our sales proceeds that were deposited in escrow to cover certain contingencies. In fiscal 2002, we recognized a pre-tax gain of $373,000 when we received our portion of proceeds from the settlement of the first two issues for which funds were escrowed. In fiscal 2003, an additional pre-tax gain of approximately $1.0 million was recognized when we received our portion of proceeds from the remaining settlement of indemnification escrow agreements.

Gain on Sale of Assentor Practice

In October 2002, we sold our Assentor practice for approximately $5 million, resulting in a net pre-tax gain of $4.7 million.

Income Taxes

In fiscal 2004, our effective income tax rate decreased to 38.4%, from 39.6% in fiscal 2003. This decrease was due primarily to lower nondeductible expenses for tax purposes and higher interest income from municipal bonds exempt from federal income tax. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

In fiscal 2003, our effective income tax rate decreased to 39.6%, from 45.1% in fiscal 2002. This decrease was due primarily to lower nondeductible stock-based compensation expenses and other nondeductible expenses for tax purposes in fiscal 2003.

SEASONALITY

Our quarterly operating margin has typically improved each quarter across our fiscal year. We typically experience a sequential decline in operating margin between our fiscal fourth quarter ending June 30 and our fiscal first quarter of the following year ending September 30. In the quarter ending September 30, we generally experience lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. In addition, we tend to adopt budgets for selling, general and administrative expenses at the beginning of our fiscal year and allocate them roughly flat across the quarters. Our fourth quarter, which ends in June, is typically the strongest quarter as we benefit from the cumulative effect of hires during the year, growing revenue, and declining corporate selling, general and administrative expenses as a percentage of revenue. This seasonality has not been transparent in our consolidated financial results for the periods presented, primarily because its effects have been impacted by other factors. During the first quarter of fiscal 2004, we experienced higher staff utilization rates as a result of the hiring activity to staff our AITS contract. However, we expect to continue to experience this seasonality and our future periods may be materially affected by it.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to make selective strategic acquisitions.

Prior to our initial public offering in May 2002, we relied on cash flows from operations and bank borrowings for our liquidity. In May 2002, we completed an initial public offering that resulted in net proceeds to us of approximately $94 million. In June 2003, we completed a follow-on offering that resulted in net proceeds to us of approximately $71 million. As of June 30, 2004, our total cash and investments balances were $166.2 million, or approximately the amount of net proceeds we received from our two stock offerings. Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of three acquisitions, with cash generated from our operations.

We expect the combination of cash flows from operations, our cash and cash equivalents, and our investments to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We continue to improve our invoicing and collections procedures to ensure that cash flows from operations remain a top priority.

Fiscal 2004 Compared to Fiscal 2003

Net cash provided by operating activities was $43.5 million in fiscal 2004, or 1.1 times net income, compared to $43.3 million in fiscal 2003, or 1.5 times net income. The ratio of cash provided by operating activities to net income in fiscal 2003 was positively impacted by $5.5 million of additional tax benefits of stock option exercises compared to fiscal 2004. The ratio was also impacted by higher net working capital requirements in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003. As our revenue grows, our accounts receivable balances grow at approximately the same rate, while our payables to subcontractors, vendors and employees grow at a slower rate. We pay our employees twice per month and we pay our vendors and subcontractors based on varying terms, but generally not exceeding 45 days from the day we receive a valid invoice.

We used $66.4 million in net cash for investing activities in fiscal 2004, compared to $46.3 million in fiscal 2003. Three factors drive our investing cash outflows: capital expenditures, the purchase of investments with maturities that exceed 90 days, and acquisitions. The higher amount of cash used for investing activities in fiscal 2004 was primarily attributable to the purchase of investments with maturities in excess of 90 days.

Net cash provided by financing activities was $8.0 million in fiscal 2004, compared to $74.1 million in fiscal 2003. The fiscal 2003 cash provided by financing activities was primarily the result of our June 2003 follow-on stock offering that resulted in net proceeds to us of approximately $71 million.

Fiscal 2003 Compared to Fiscal 2002

Net cash provided by operating activities was $43.3 million in fiscal 2003, compared to $9.2 million in fiscal 2002. During fiscal 2002, we converted from the cash receipts and disbursements method of accounting for income taxes to the accrual method. This change in tax accounting method required that we pay previously deferred taxes. In fiscal 2003, deferred taxes reduced cash flows from operations by only $785,000, compared to $25.1 million in fiscal 2002 when we changed our tax accounting method.

Net cash used in investing activities was $46.3 million in fiscal 2003, compared to $12.3 million in fiscal 2002. This increase was primarily the result of our acquisition of Adroit Systems, Inc. in January 2003.

Net cash provided by financing activities was $74.1 million in fiscal 2003, compared to $90.2 million in fiscal 2002. This decrease in financing cash inflows was primarily due to lower net proceeds received from the follow-on offering in June 2003 compared to the net proceeds received from our initial public offering in May 2002.

Credit Facility and Borrowing Capacity

We maintained a $40 million credit facility that we elected not to renew when it expired on February 29, 2004. We do not currently intend to replace the credit facility as we expect our cash and cash equivalents and short- and long-term investments, together with cash flow generated from operations, to meet our normal operating liquidity and capital expenditure requirements for the near future. Based on our profitability and the cash flow generated from our operating activities, we believe we have significant borrowing capacity. We maintain relationships with a number of banks who have communicated a willingness to extend credit to us on reasonable terms if the need for credit arises. In particular, it could be possible that we would be required to borrow in the event of a large acquisition or a series of smaller acquisitions in a relatively short period of time.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2004 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at June 30, 2004.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$132,664	$19,162	$33,646	$25,397	$54,459
Unconditional purchase obligations	3,387	3,387	—	—	—

Total contractual obligations	$136,051	$22,549	$33,646	$25,397	$54,459

Unconditional purchase obligations include commitments totaling approximately $3.4 million to procure certain equipment required by one of our customers. We do not currently have a contract with our customer that would obligate the customer to reimburse us for the cost of a majority of this equipment, although we expect to execute such a contract in the near term. In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

In July 2004, we entered into a new 10-year operating lease with a total minimum commitment of approximately $60.0 million.

RELATED PARTY TRANSACTIONS

In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which was formed with funding and other contributions received from unrelated third parties. Mantas, Inc. is a provider of services to the financial services industry to address anti-money laundering and other data mining issues. We currently own approximately eight million shares of Mantas, Inc. class A common stock, representing approximately 12% of the outstanding shares of Mantas, Inc. We have no cost basis in this investment and do not fund, nor is there any obligation or expectation to fund, the on-going operations of Mantas, Inc.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, contract cost accounting, and accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of the intangible assets. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a regular review of our contract performance. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and client satisfaction. This review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

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

Accounting for Acquisitions and Asset Impairment

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

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. None of these events have occurred for fiscal 2004. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

DESCRIPTION OF STATEMENT OF OPERATIONS ITEMS

The following is a description of certain line items of our statements of operations.

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

•	Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. Cost-plus-fixed-fee contracts specify the contract fee in dollars. Cost-plus-award-fee contracts may provide for a base fee amount, plus an award fee that varies, within specified limits, based upon the client’s assessment of our performance as compared to contractual targets for factors such as cost, quality, schedule, and performance.

•	Time-and-materials contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

•	Fixed-price contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for clients. Among the functions covered by these costs are asset and facilities management, business development, research and development, contracts and legal, finance and accounting, executive and senior management, human resources, and information system support. Facilities-related costs are also included in selling, general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization includes depreciation of computers and other equipment, the amortization of software we use internally, the amortization of leasehold improvements, and the amortization of identified intangible assets. The amortization of computer software developed for sale to clients is included in cost of services.

DEFINITION OF CERTAIN TERMS USED IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is our definition of certain terms we have used in our discussion and analysis.

Backlog

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

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014.

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

Days Sales Outstanding

We calculate days sales outstanding, or DSO, by dividing the average accounts receivable at the beginning and end of the period, net of average billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days. Revenue per day for a year is determined by dividing total revenue by 360 days.

Direct Labor Utilization

We define direct labor utilization as the ratio of labor dollars worked on customer engagements to total labor dollars worked. We include every employee of the company in the computation. We exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. Leave actually taken by our employees is largely beyond the control of management in the near term.

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we first exclude the revenue from our discontinued ET segment. Second, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our fiscal 2004 organic growth rate of 26% as follows:

	Year Ended June 30,
	2003	2004	% Increase
Revenue, as reported	$450,375	$615,802	37%
Less: ET segment revenue	(1,077)	—
Plus: Adroit revenue for July 1, 2002 through January 30, 2003	28,350	—
Plus: Orion revenue for January 30, 2003 through June 30, 2003	11,882	—

Organic Revenue	$489,530	$615,802	26%

Recent Accounting Pronouncements

In November 2002 and May 2003, the Financial Accounting Standards Board’s, or FASB’s, Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 had no impact on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FIN 45, “Guarantor’s Accounting and Disclosure

Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and other existing pronouncements. This statement is effective for contracts entered into or modified on or after July 1, 2003. The adoption of SFAS No. 149 had no impact on our financial position, results of operations, or cash flows.

In May 2003, the EITF reached a consensus on EITF Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF 01-08 provides guidance on how to determine whether an arrangement between the Company and a client contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The guidance in EITF 01-08 is based on whether the arrangement conveys to the client the right to use a specific asset. EITF 01-08 is effective for arrangements entered into or modified on or after July 1, 2003. The adoption of EITF 01-08 had no impact on our financial position, results of operations, or cash flows.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, and accounts receivable.

We believe that concentrations of credit risk with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poors. Our policy does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service to a debt rating below single-A.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by our board of directors. Under this policy, no investment securities may have maturities exceeding two years and the average duration of the portfolio cannot exceed nine months. A one percentage point increase in the interest rate we earn between July 1, 2004 and December 31, 2004, could have approximately a $900,000 impact on our interest income for the period ending June 30, 2005.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

As of June 30, 2003 and 2004, the carrying value of financial instruments approximated fair value.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are submitted on pages F-1 through F-24 of this report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal fourth quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Not Applicable

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2004 annual meeting of stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this report. Other information required by this Item will appear under the headings “Proposal 1—Election of Directors” and “Corporate Governance” in the Proxy Statement, which sections are incorporated herein by reference.

The disclosure required by Item 405 of Regulation S-K will appear under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which section is incorporated herein by reference.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, which is located at www.sra.com. In addition, we intend to post on our website all disclosures that are required by law or NYSE stock market listing standards concerning any amendments to, or waivers from, any provision of the code.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item will appear under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Comparative Stock Performance” in the Proxy Statement, which sections are incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will appear under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement, which sections are incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will appear under the heading “Certain Relationships and Transactions” in the Proxy Statement, which section is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear under the heading “Proposal 2—Ratification of Selection of Independent Auditors” in the Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report:

(1) Financial Statements

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

3.1††	Amended and Restated Certificate of Incorporation of the Registrant

3.2†	Amended and Restated By-Laws of the Registrant

4.1†	Specimen common stock certificate

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1†	1994 Stock Option Plan, as amended*

10.2†	1985 Key Employee Incentive Plan*

10.3†	2002 Stock Incentive Plan*

10.4†	Deferred Compensation Plan for Key Employees, as amended*

10.5†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.6†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.7†	Loan Agreement, dated August 15, 2001, among the Registrant, SunTrust Bank, Systems Research and Applications Corporation and SRA Technical Services Center, Inc.

10.8†	401(k) Savings Plan, as amended and restated effective January 1, 2001*

10.8a^	Amendment to 401(k) Savings Plan*

10.9†	Second Amended and Restated Stock Purchase Agreement between the Registrant and Ernst Volgenau, dated May 19, 2002

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

21.1††††	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed and incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).
††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-31334).
†††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2002 (File No. 001-31334).
††††	Previously filed and incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on May 29, 2003 (333-105626).
^	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 001-31334).
*	Management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K. On May 3, 2004, the Company furnished a Current Report on Form 8-K containing a copy of its earnings release for the period ended March 31, 2004 (including financial statements) pursuant to Item 12 (Results of Operation and Financial Condition).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 10th day of September, 2004.

SRA INTERNATIONAL, INC.

By:	/s/ ERNST VOLGENAU
Ernst Volgenau, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNST VOLGENAU Ernst Volgenau	Chairman and Chief Executive Officer (Principal Executive Officer)	September 10, 2004

/s/ STEPHEN C. HUGHES Stephen C. Hughes	Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2004

/s/ JOHN W. BARTER John W. Barter	Director	September 10, 2004

/s/ WILLIAM K. BREHM William K. Brehm	Director	September 10, 2004

/s/ STEVEN A. DENNING Steven A. Denning	Director	September 10, 2004

/s/ MILES R. GILBURNE Miles R. Gilburne	Director	September 10, 2004

/s/ MICHAEL R. KLEIN Michael R. Klein	Director	September 10, 2004

/s/ DAVID H. LANGSTAFF David H. Langstaff	Director	September 10, 2004

/s/ EDWARD E. LEGASEY Edward E. Legasey	Director	September 12, 2004

/s/ DELBERT C. STALEY Delbert C. Staley	Director	September 10, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SRA International, Inc.:

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and Subsidiaries (the “Company”) as of June 30, 2003 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and Subsidiaries as of June 30, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 20, 2004

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30,
	2003	2004
Current assets:
Cash and cash equivalents	$158,264	$143,367
Short-term investments	433	9,076
Accounts receivable, net	119,224	164,162
Prepaid expenses and other	12,434	23,053
Deferred income taxes, current	5,980	4,442

Total current assets	296,335	344,100

Property and equipment, at cost:
Leasehold improvements	17,871	21,229
Furniture, equipment, and software	51,045	57,195

Total property and equipment	68,916	78,424
Accumulated depreciation and amortization	(48,275)	(54,926)

Total property and equipment, net	20,641	23,498

Other assets:
Goodwill	36,171	62,747
Identified intangibles, net	6,120	13,168
Investments	653	13,719
Deferred compensation trust	3,483	4,661
Deferred income taxes, noncurrent	1,308	—

Total other assets	47,735	94,295

Total assets	$364,711	$461,893

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30,
	2003	2004
Current liabilities:
Accounts payable and accrued expenses	$40,338	$66,230
Accrued payroll and employee benefits	30,993	39,798
Billings in excess of revenue recognized	4,949	8,276
Current portion of long-term debt	400	—

Total current liabilities	76,680	114,304

Long-term liabilities:
Deferred income taxes, noncurrent	—	1,612
Other long-term liabilities	5,016	6,709

Total long-term liabilities	5,016	8,321

Total liabilities	81,696	122,625

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 22,578,007 and 23,588,721 shares issued as of June 30, 2003 and 2004; 16,526,672 and 17,641,709 shares outstanding as of June 30, 2003 and 2004	93	97
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 10,452,753 and 10,187,205 shares issued as of June 30, 2003 and 2004; 8,511,577 and 8,246,029 shares outstanding as of June 30, 2003 and 2004	40	39
Additional paid-in capital	224,808	241,831
Treasury stock, at cost	(47,057)	(46,560)
Deferred stock-based compensation	(509)	(716)
Retained earnings	105,640	144,577

Total stockholders’ equity	283,015	339,268

Total liabilities and stockholders’ equity	$364,711	$461,893

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2002	2003	2004
Revenue	$361,197	$450,375	$615,802
Operating costs and expenses:
Cost of services	258,863	316,672	442,771
Selling, general and administrative	76,143	82,753	100,919
Depreciation and amortization	7,684	8,962	10,511

Total operating costs and expenses	342,690	408,387	554,201

Operating income	18,507	41,988	61,601
Interest expense	(433)	(111)	(6)
Interest income	332	1,498	1,480
Gain on sale of equity method investment	373	1,031	—
Gain on sale of Assentor practice	—	4,685	—
Other income	1,775	—	153

Income before taxes	20,554	49,091	63,228
Provision for income taxes	9,277	19,431	24,291

Net income	$11,277	$29,660	$38,937

Earnings per share:
Basic	$0.77	$1.39	$1.53

Diluted	$0.66	$1.25	$1.42

Weighted-average shares:
Basic	14,630,512	21,345,155	25,504,489

Diluted	17,030,717	23,729,986	27,369,014

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock		Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Retained Earnings	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, July 1, 2001	8,620,252	$34	12,340,294	$50	$14,334	(7,362,265)	$(36,009)	$—	$—	$64,703	$43,112
Net income	—	—	—	—	—	—	—	—	—	11,277	11,277
Issuance of common stock, net of offering expenses	7,842,009	33	—	—	99,906	—	—	—	—	—	99,939
Reissuance of treasury stock	—	—	—	—	7,016	535,348	2,995	—	—	—	10,011
Purchase of treasury stock	—	—	—	—	—	(1,280,783)	(12,408)	—	—	—	(12,408)
Tax benefits of stock option exercises	—	—	—	—	6,563	—	—	—	—	—	6,563
Shares converted between classes	1,216,407	7	(1,216,407)	(7)	—	—	—	—	—	—	—
Issuance of notes receivable upon exercise of stock options	16,629	—	—	—	91	—	—	(91)	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	—	—	13	—	—	13
Compensatory stock options issued or modified	—	—	—	—	1,657	—	—	—	(843)	—	814
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	123	—	123

Balance, June 30, 2002	17,695,297	74	11,123,887	43	129,567	(8,107,700)	(45,422)	(78)	(720)	75,980	159,444
Net income	—	—	—	—	—	—	—	—	—	29,660	29,660
Issuance of common stock, net of offering expenses	4,211,576	16	—	—	77,855	—	—	—	—	—	77,871
Reissuance of treasury stock	—	—	—	—	4,764	223,521	1,332	—	—	—	6,096
Purchase of treasury stock	—	—	—	—	—	(108,332)	(2,967)	—	—	—	(2,967)
Tax benefits of stock option exercises	—	—	—	—	12,622	—	—	—	—	—	12,622
Shares converted between classes	671,134	3	(671,134)	(3)	—	—	—	—	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	—	—	78	—	—	78
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	211	—	211

Balance, June 30, 2003	22,578,007	93	10,452,753	40	224,808	(7,992,511)	(47,057)	—	(509)	105,640	283,015
Net income	—	—	—	—	—	—	—	—	—	38,937	38,937
Issuance of common stock	745,166	3	—	—	5,456	—	—	—	—	—	5,459
Reissuance of treasury stock	—	—	—	—	3,992	108,765	642	—	—	—	4,634
Purchase of treasury stock	—	—	—	—	—	(4,442)	(145)	—	—	—	(145)
Tax benefits of stock option exercises	—	—	—	—	7,109	—	—	—	—	—	7,109
Shares converted between classes	265,548	1	(265,548)	(1)	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	466	—	—	—	(466)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	259	—	259

Balance, June 30, 2004	23,588,721	$97	10,187,205	$39	$241,831	(7,888,188)	$(46,560)	$—	$(716)	$144,577	$339,268

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2002	2003	2004
Cash flows from operating activities:
Net income	$11,277	$29,660	$38,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,866	9,042	10,511
Stock-based compensation	937	211	259
Tax benefits of stock option exercises	6,563	12,622	7,109
Deferred income taxes	(25,074)	(785)	1,982
Gain on sale of equity method investment	(373)	(1,031)	—
Gain on sale of Assentor practice	—	(4,685)	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	11,609	(12,704)	(39,051)
Prepaid expenses and other	(2,539)	(3,609)	(10,466)
Accounts payable and accrued expenses	(6,312)	8,796	23,573
Accrued payroll and employee benefits	3,259	5,147	7,164
Billings in excess of revenue recognized	2,122	(1,695)	3,152
Other	(129)	2,342	281

Net cash provided by operating activities	9,206	43,311	43,451

Cash flows from investing activities:
Capital expenditures	(5,577)	(9,596)	(11,760)
Purchases of investments	—	(8,353)	(22,792)
Proceeds from sales of investments	—	7,270	1,083
Proceeds from sale of equity method investment	373	1,031	—
Proceeds from sale of Assentor practice	—	4,685	—
Acquisition of The Marasco Newton Group, Ltd., net of cash acquired	(7,087)	(8,006)	—
Acquisition of Adroit Systems, Inc., net of cash acquired	—	(33,304)	—
Acquisition of ORION Scientific Systems, net of cash acquired	—	—	(32,927)

Net cash used in investing activities	(12,291)	(46,273)	(66,396)

Cash flows from financing activities:
Issuance of common stock, net of offering expenses	99,952	77,950	5,459
Reissuance of treasury stock	10,011	1,696	3,134
Purchase of treasury stock	(12,408)	(2,967)	(145)
Repayment of term loan	(1,600)	(1,600)	(400)
Repayment of equipment loans	(546)	—	—
Repayment of The Marasco Newton Group, Ltd. debt acquired	(5,195)	—	—
Repayment of Adroit Systems, Inc. debt acquired	—	(990)	—

Net cash provided by financing activities	90,214	74,089	8,048

Net increase (decrease) in cash and cash equivalents	87,129	71,127	(14,897)
Cash and cash equivalents, beginning of period	8	87,137	158,264

Cash and cash equivalents, end of period	$87,137	$158,264	$143,367

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$524	$131	$13

Income taxes	$27,842	$8,091	$11,249

Cash received during the period:
Interest	$263	$1,317	$1,537

Income taxes	$154	$168	$767

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2002, 2003, and 2004

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

Nature of Business

SRA provides information technology services and solutions primarily to clients in national security, civil government, and health care and public health. Since SRA’s founding in 1978, the Company has derived substantially all of its revenue from services provided to federal government clients. SRA expects that services provided to federal government clients will continue to account for substantially all of its revenue for the foreseeable future.

Revenue from contracts with federal government agencies was 96 percent, 99 percent, and 99 percent of total revenue for the years ended June 30, 2002, 2003, and 2004, respectively. The Internal Revenue Service, as a client group, accounted for approximately 10 percent of revenue for the year ended June 30, 2002. The National Guard, as a client group, accounted for approximately 13 percent of revenue for the year ended June 30, 2004. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments in determining the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. The Company bases its estimates on historical experience and various other factors that are deemed reasonable at the time the estimates are made. Actual results may differ from estimates under different assumptions or conditions. See the Revenue Recognition section of this Note and Notes 2, 3, 4, 8, 9, 10 and 15 for additional information on certain estimates included in the Company’s consolidated financial statements.

Revenue Recognition

Contract Accounting

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. SRA uses a standard management process to determine whether all required criteria for revenue recognition have been met. Absent evidence to the contrary, the Company recognizes revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. Fixed fees under cost-plus-fee contracts are considered earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts generally is recognized using the percentage-of- completion method of contract accounting. Unless it is determined as part of the Company’s regular contract

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

performance review that overall progress on a contract is not consistent with costs expended to date, SRA determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a client pays the Company a specified amount to provide only a particular service for a stated time period, or so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met. Performance-based fees, including award fees, under any contract type are considered earned when the Company can demonstrate satisfaction of performance goals, based upon historical experience, or has received contractual notification from a client that the fee has been earned. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program.

Disputes occasionally arise in the normal course of the Company’s business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such matters, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where a loss is considered probable and can be reasonably estimated in amount.

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

Revenue for the years ended June 30, 2002, 2003, and 2004 was generated from the following contract types:

	2002	2003	2004
Cost-plus-fee	52%	43%	44%
Time-and-materials	31	37	38
Fixed-price	17	20	18

Software Licensing and Related Activities

The Company enters into arrangements, which may include the sale of licenses of the Company’s proprietary software, consulting services and maintenance, or various combinations of each element. The Company recognizes revenue based on Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

the product has occurred, and no other significant obligations remain. In the limited cases where return or refund rights have been offered, the Company defers all revenue recognition until the end of the return or refund period. Total software licensing and related activities revenue was $4,385,000, $1,468,000, and $2,318,000 for the years ended June 30, 2002, 2003, and 2004, respectively. Software licensing of the Company’s proprietary software and related activities revenue was two percent or less of consolidated revenue for all periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and developments costs, which are included in selling, general, and administrative expenses, were $1,783,000, $1,454,000, and $1,708,000 for the years ended June 30, 2002, 2003, and 2004, respectively.

Internal-Use Computer Software

The Company capitalizes costs incurred to license and implement software for internal-use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.” Such costs are amortized over periods ranging from three to five years. Internal-use software costs capitalized were $604,000, $0, and $610,000 for the years ended June 30, 2002, 2003, and 2004, respectively.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Investments in Debt Securities

The Company considers all investments with maturity dates of one year or less that do not qualify as cash equivalents to be short-term investments. The Company does not purchase investments with maturity dates that exceed two years. The Company classifies all investments in debt securities as held-to-maturity and accounts for these investments at amortized cost.

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property and equipment, including capitalized internal-use computer software, was $7,545,000, $8,361,000, and $9,142,000 for the years ended June 30, 2002, 2003, and 2004, respectively.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, investments, and accounts receivable. The Company believes that concentrations of credit risk with respect to cash equivalents and investments are limited due to the high credit quality of these investments. The Company’s investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poors. The Company’s policy does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service to a debt rating below single-A. The Company believes that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables. At June 30, 2003 and 2004, the Company’s carrying value of financial instruments approximated fair value.

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

	2002	2003	2004
Basic weighted-average common shares outstanding	14,630,512	21,345,155	25,504,489
Effect of potential exercise of stock options	2,400,205	2,384,831	1,864,525

Diluted weighted-average common shares outstanding	17,030,717	23,729,986	27,369,014

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 92,000 for the year ended June 30, 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation in each period presented (in thousands, except per share amounts).

	2002	2003	2004
Net income, as reported	$11,277	$29,660	$38,937
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	937	211	259
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,154)	(2,479)	(3,554)

Pro forma net income	$9,060	$27,392	$35,642

Earnings per share:
Basic—as reported	$0.77	$1.39	$1.53

Basic—pro forma	$0.62	$1.28	$1.40

Diluted—as reported	$0.66	$1.25	$1.42

Diluted—pro forma	$0.53	$1.15	$1.30

Recent Accounting Pronouncements

In November 2002 and May 2003, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 had no impact on the Company’s financial position, results of operations, or cash flows.

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

In May 2003, the EITF reached a consensus on EITF Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF 01-08 provides guidance on how to determine whether an arrangement between the

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

Company and a client contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The guidance in EITF 01-08 is based on whether the arrangement conveys to the client the right to use a specific asset. EITF 01-08 is effective for arrangements entered into or modified on or after July 1, 2003. The adoption of EITF 01-08 had no impact on the Company’s financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation.

2.    Accounts Receivable:

Accounts receivable, net as of June 30, 2003 and 2004 consisted of the following (in thousands):

	2003	2004
Billed and billable, net of allowance of $1,378 and $1,425 as of June 30, 2003 and 2004, respectively	$110,073	$153,056

Unbilled:
Retainages	3,442	3,645
Revenue recorded in excess of milestone billings on fixed-price contracts	5,917	7,407
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,967	1,915
Allowance for contract disallowances	(2,175)	(1,861)

Total unbilled	9,151	11,106

Total	$119,224	$164,162

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be realized within one year. Unbilled accounts receivable at June 30, 2004 are expected to be collected within one year except for approximately $2.5 million. This amount relates to a portion of retainages and will be billable upon the completion of certain contracts.

3.    Goodwill and Identified Intangibles:

The components of goodwill and other intangible assets as of June 30, 2003 and 2004 are as follows (in thousands):

	2003	2004
Goodwill	$36,171	$62,747
Identified intangibles	6,860	15,277

Subtotal	43,031	78,024
Less: Accumulated amortization	(740)	(2,109)

Total	$42,291	$75,915

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

Goodwill must be reviewed annually for impairment. The Company performs this review at the beginning of each calendar year. The Company performed the annual goodwill impairment analysis as of January 1, 2004 and concluded that there was no impairment of goodwill. The identified intangibles as of June 30, 2004 were all assigned to contract rights. Aggregate amortization expense of identified intangibles was $601,000 for the year ended June 30, 2003 and $1,369,000 for the year ended June 30, 2004. Identified intangibles are being amortized on a straight-line basis over a period of 6 to 11 years.

Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2005	$1,816
2006	1,816
2007	1,816
2008	1,816
2009	1,494
Thereafter	4,410

Total	$13,168

4.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of June 30, 2003 and 2004 consisted of the following (in thousands):

	2003	2004
Vendor obligations	$35,978	$61,690
Current taxes payable and other	4,360	4,540

Total	$40,338	$66,230

5.    Debt:

The Company had a term loan that matured on July 1, 2003. The term loan interest rate was fixed at 6.89 percent and was payable in quarterly installments of $400,000.

The Company also maintained a revolving credit facility through February 29, 2004. The average revolving line of credit interest rate was 4.0 percent, 2.8 percent, and 2.2 percent on balances outstanding for the years ended June 30, 2002, 2003, and 2004, respectively. Total interest expense under the revolving credit facility and term loan was $433,000, $111,000, and $6,000 for the years ended June 30, 2002, 2003, and 2004, respectively. The maximum revolving line of credit balance was $24,759,000, $3,662,000, and $2,258,000 for the years ended June 30, 2002, 2003, and 2004, respectively. The average monthly revolving line of credit balance outstanding was $4,068,000, $52,000, and $50,000 for the months during which there was a balance outstanding for the years ended June 30, 2002, 2003, and 2004 respectively.

6.    Other Long-Term Liabilities:

Other long-term liabilities as of June 30, 2003 and 2004, consisted of the following (in thousands):

	2003	2004
Liability to deferred compensation plan participants	$3,483	$4,661
Unearned rent abatements, net of current portion and other	1,533	2,048

Total	$5,016	$6,709

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

7.    Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan (the Plan). All regular and full-time employees are generally eligible to participate in the Plan. The board of directors of SRA may elect to make matching or other discretionary contributions to the Plan. The Company’s matching contribution expense was $4,190,000, $3,703,000, and $5,985,000 for the years ended June 30, 2002, 2003, and 2004, respectively, including the value of the stock described in the next paragraph. The matching contribution expense for the year ended June 30, 2002, was approximately $1.0 million higher than expected because the value per share of the shares contributed by the Company to the Plan was higher on the contribution date than when the original per-share determination was made.

Plan participants may elect to receive all matching contributions in either cash or Company stock; otherwise 50 percent of the matching contributions are made in the form of cash and 50 percent in the form of Company stock. Matching contributions are earned by participants on the basis of their calendar year contributions to the Plan. The Company makes the matching contributions, including the transfer of class A common stock, each January for participant contributions made during the previous calendar year. The Company contributed 118,419, 62,616, and 72,553 shares of class A common stock to the Plan during the years ended June 30, 2002, 2003, and 2004, respectively.

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

Treasury Stock

The Company has purchased common stock in each of the periods presented in the accompanying financial statements. The treasury stock transactions that occurred before the Company’s May 2002 initial public offering, reflected the Company’s historical practice of purchasing up to a specified number of shares approved by the board of directors at the then fair market value. Prior to becoming publicly-traded, the Company retained an independent valuation firm to assist the board of directors in assessing the fair value of the stock. Only shares held by stockholders for more than six months were eligible to be purchased by the Company under this limited stock repurchase plan. The limited stock repurchase plan was discontinued when the Company became publicly-traded. Additionally, the Company historically purchased common stock from the SRA International Inc. 401(k) Savings Plan from terminated employees. This practice was discontinued in August 2003.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

Private Placement of Stock

In April 2002, the Company and several of its stockholders, including its executive officers, sold an aggregate of 2,117,645 shares of class A common stock for a per share price of $18.70 to four investment entities affiliated with a private investment group. Of these shares, 535,348 were sold by the Company and the remainder by the stockholders.

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

Stock Options

The Company maintained a key employee incentive plan that was approved by the Company’s stockholders in November 1994. All options granted by the Company from November 1994 until January 2002 were granted under this 1994 plan. Following completion of the Company’s initial public offering of stock, no additional options may be granted under this plan. Under the terms of the plan, options to purchase class A common stock or class B common stock were granted by the board of directors to key employees. The option price per share was determined by the board of directors and generally was no less than the fair value of the stock on the date of grant of the option. Prior to becoming publicly traded, the Company retained an independent valuation firm to assist the board of directors in assessing the fair value of the stock. Each option is exercisable within periods and in increments determined by the board of directors.

The Company recognized compensatory stock option expense on stock options issued below fair market value or upon modification of option terms of $937,000, $211,000, and $211,000 for the years ended June 30, 2002, 2003, and 2004, respectively. Deferred stock-based compensation related to the stock options issued below fair market value was $298,000 as of June 30, 2004 and will be expensed over the 17-month remaining vesting period of the related options.

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Upon adoption, up to 3,529,411 shares of class A common stock were reserved for issuance under the 2002 plan. Pursuant to the terms of the 2002 plan, the number of shares authorized for issuance automatically increases at the beginning of each fiscal year, beginning with the fiscal year ended June 30, 2004. On July 1, 2003 an additional 751,252 shares of class A common stock were reserved for issuance pursuant to the automatic increase feature of the 2002 plan. On July 1, 2004, an additional 776,812 shares of class A common stock were reserved for issuance pursuant to the automatic increase feature of the 2002 plan. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the board of directors or the compensation committee of the board of directors, which shall determine the number of shares covered by options, the exercise price, the vesting period, and the duration

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

of such option grants. The board of directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

The following table summarizes stock option activity for the years ended June 30, 2002, 2003, and 2004:

	Number of Shares	Weighted-Average Exercise Price
Shares under option, July 1, 2001	6,882,951	$4.59
Options granted	107,344	10.10
Options exercised	(1,990,183)	1.84
Options cancelled and expired	(123,420)	8.32

Shares under option, June 30, 2002	4,876,692	5.76
Options granted	1,072,475	24.41
Options exercised	(1,684,698)	4.06
Options cancelled and expired	(89,247)	14.00

Shares under option, June 30, 2003	4,175,222	11.06
Options granted	712,410	34.27
Options exercised	(733,312)	7.41
Options cancelled and expired	(68,393)	22.05

Shares under option, June 30, 2004	4,085,927	15.58

Options exercisable at June 30, 2004	2,435,409

Shares reserved for option awards at June 30, 2004	2,565,150

Information with respect to stock options outstanding and stock options exercisable at June 30, 2004 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.40 - $0.59	386,220	2.7 years	$0.57
$3.54 - $6.34	631,366	3.4	5.93
$6.82 - $10.15	1,409,319	11.2	8.72
$21.70 - $38.78	1,659,022	11.5	28.57

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.40 - $0.59	386,220	2.7 years	$0.57
$3.54 - $6.34	631,366	3.4	5.93
$6.82 - $10.15	1,228,973	11.0	8.68
$21.70 - $24.80	188,850	13.1	24.68

The Company has 10-year and 15-year options. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants during the years ended June 30, 2002, 2003, and 2004, respectively: dividend yield of 0 percent (as the Company has not paid dividends in the past); expected volatility of 44 percent,

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

47 percent, and 47 percent; expected average lives of 5 years for all periods presented (based on the Company’s experience); and risk-free interest rates of 5.0 percent, 3.2 percent, and 3.2 percent. The weighted-average fair value of the stock options granted for the years ended June 30, 2002, 2003, and 2004, was $11.36, $11.11, and $15.26, respectively. Using the Black-Scholes model, the total value of the options granted for the years ended June 30, 2002, 2003, and 2004, was $1,219,000, $11,910,000, and $10,875,000, respectively.

Restricted Stock

Shares of restricted stock are outstanding upon issuance and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.

The Company recognized expense related to restricted stock grants of $48,000 for the year ended June 30, 2004. Deferred stock-based compensation related to the restricted stock was $418,000 as of June 30, 2004 and will be expensed over the 43-month remaining vesting period of the related restricted stock.

Stock Purchase Arrangement

The Company maintains a term life insurance policy on its chief executive officer, and has in the past maintained such policies on other executives. Expenses recognized under these policies were $610,000, $150,000, and $53,000 for the years ended June 30, 2002, 2003, and 2004, respectively. In September 2002, certain insurance policies were amended to reduce the amount of insurance retained on the chief executive officer from $80 million to $10 million. An amended stock purchase agreement with the Company’s chief executive officer requires the Company to maintain this $10 million of insurance through December 2010. In the event this policy ceases to be available before the end of 2010, the Company has agreed it will purchase and maintain new life insurance policies providing the maximum coverage for the remainder of that period that can be purchased with the same overall annual premiums of approximately $53,000. The Company is the sole beneficiary of this policy and is required to use any proceeds received from this policy to repurchase shares from the chief executive officer’s estate upon his death.

9.    Income Taxes:

The provision (benefit) for federal and state income taxes for the years ended June 30, 2002, 2003, and 2004, included the following (in thousands):

	2002	2003	2004
Current provision:
Federal	$29,071	$15,362	$18,363
State	5,280	2,926	3,512
Deferred (benefit) provision:
Federal	(21,191)	1,099	2,130
State	(3,883)	44	286

Total income tax provision	$9,277	$19,431	$24,291

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended June 30, 2002, 2003, and 2004 as follows:

	2002	2003	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	3.9	3.9
Stock-based compensation and 401(k) contribution expense	2.7	0.2	0.1
Municipal bond interest	—	(0.2)	(0.4)
Refunds and credits	—	(0.3)	(0.5)
Nondeductible expenses and other	3.5	1.0	0.3

Effective tax rate	45.1%	39.6%	38.4%

The components of the net deferred tax asset as of June 30, 2003 and 2004 were as follows (in thousands):

	2003	2004
Deferred tax assets:
Compensated absences and other accruals not yet deductible for tax purposes	$7,829	$9,573
Financial statement depreciation in excess of tax depreciation	2,622	1,944
Deferred compensation	1,598	1,849

	12,049	13,366

Deferred tax liabilities:
Identified intangibles	(2,327)	(5,122)
Prepaid expenses	—	(2,395)
Unbilled contract revenue	(1,865)	(2,388)
Capitalized software	(533)	(537)
Other	(36)	(94)

	(4,761)	(10,536)

Net deferred tax asset	$7,288	$2,830

On February 28, 2002, the Company executed a Closing Agreement and Final Determination with the Internal Revenue Service (IRS) that settled all outstanding issues raised by the IRS with respect to an audit of the Company’s June 30, 1996 tax return. The primary issue related to the Company’s use of the cash receipts and disbursements method of accounting for income tax purposes. The IRS asserted that the Company did not qualify to use this method of accounting. While the Company disagreed with the IRS on this matter, in order to bring the matter to closure, SRA agreed to convert from the cash method to the accrual method effective July 1, 2000. As part of the settlement, the IRS accepted the Company’s use of the cash method for tax returns filed through June 30, 2000. The effect of this change required that the Company pay deferred federal and state income taxes and interest accrued from September 24, 2001 to February 28, 2002 totaling approximately $22 million.

The Company had previously established an allowance of approximately $2.6 million relating to the estimated probable interest on the tax liability. The provision for this accrual was reflected in other expense in the statements of operations through June 30, 2001. Because this allowance exceeded the amount of the actual federal interest payments and the Company’s estimated state interest payments, the Company reversed approximately $1.8 million of the allowance in the year ended June 30, 2002. During the year ended June 30, 2004, the Company made final payments to settle all remaining state tax liabilities with respect to this matter. As

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

a result, the Company reversed the remaining $153,000 allowance balance. These reversals are reflected as other income in the statements of operations for the years ended June 30, 2002 and 2004.

10.    Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 2002 have been completed. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2002 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Leases

Net rent expense for the years ended June 30, 2002, 2003 and 2004 was as follows (in thousands):

	2002	2003	2004
Office space	$11,759	$14,278	$18,114
Sublease income	(1,572)	(1,332)	(964)

Subtotal	10,187	12,946	17,150
Furniture and equipment	634	707	628

Total	$10,821	$13,653	$17,778

Future minimum rental commitments under noncancellable operating leases, primarily for office space, are as follows (in thousands) as of June 30, 2004:

	Rental Commitments	Sublease Income	Net Commitments
Years ending June 30,
2005	$19,554	$392	$19,162
2006	18,125	300	17,825
2007	15,896	75	15,821
2008	13,703	77	13,626
2009	11,790	19	11,771
Thereafter	54,459	—	54,459

Total minimum lease payments	$133,527	$863	$132,664

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

In July 2004, the Company entered into a new 10-year operating lease with a total minimum commitment of approximately $60.0 million.

Litigation

The Company is involved in various legal proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

11.    Gain on Sale of Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11,776,000 on the sale of its minority interest in Mail2000, Inc. The Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the year ended June 30, 2002, an additional pre-tax gain of $373,000 was recognized when the Company received its portion of proceeds from the settlement of the first of two issues for which funds were escrowed. In the year ended June 30, 2003 additional pre-tax gains of $1,031,000 were recognized when the Company received its portion of proceeds from the remaining settlement of indemnification escrow agreements. As of June 30, 2003, all escrows related to the sale of Mail2000, Inc. were received.

12.    Gain on Sale of Assentor Practice:

In October 2002, the Company sold its Assentor practice for approximately $5 million, resulting in a pre-tax gain of $4,685,000. All proceeds due as a result of this sale were received in October 2002 upon closing.

13.    Related Party Transactions:

In May 2001, Mantas, which was previously one of the Company’s service offerings, was contributed to a separate company, Mantas, Inc., which was formed with funding and other contributions received from unrelated third parties. The Company has maintained an equity interest in Mantas, Inc., a provider of services to the financial services industry, to address anti-money laundering and other data mining issues, since May 24, 2001 (Closing). The investment in Mantas, Inc. was accounted for under the equity method until September 2003, at which time the Company’s investment interest was diluted from 29% to 15%. Under the equity method, the Company was required to recognize its proportionate interest in Mantas, Inc.’s losses to the extent the Company had a cost basis in the investment. The Company did not have a cost basis in Mantas, Inc., as the Company did not previously capitalize its internal investments in the Mantas service offerings. Accordingly, the Company did not recognize any portion of Mantas, Inc.’s losses through September 2003, and now accounts for its investment on a cost basis. This change from equity method to cost basis had no impact on the Company’s financial position, results of operations or cash flows.

For the periods presented, Mantas, Inc. has utilized certain services provided by the Company, for which Mantas, Inc. reimbursed the Company for such services. Mantas, Inc. leased space from the Company and received other support services related to its occupancy. Sublease income and amounts due for other support services provided were approximately $1.6 million from Closing through June 30, 2002, $891,000 for the year ended June 30, 2003, and $707,000 for the year ended June 30, 2004. The Company also allowed Mantas, Inc. to obtain certain travel and insurance-related services utilizing the Company’s existing relationships with vendors. The total of such services received by Mantas, Inc. was approximately $1.4 million from Closing through June 30, 2002, $1.5 million for the year ended June 30, 2003, and $2.5 million for the year ended June 30, 2004.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

Additionally, the Company provided labor services when requested by Mantas, Inc. to support its administrative and client support activities. Approximately $875,000 of such labor services were provided from Closing through June 30, 2002, $295,000 for the year ended June 30, 2003, and $368,000 for the year ended June 30, 2004. At June 30, 2003 and June 30, 2004, amounts due from Mantas, Inc. for all services utilized were approximately $221,000 and $199,000, respectively, which amounts were subsequently paid by Mantas, Inc. to the Company.

14.    Segment Reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. SRA currently reports one operating segment for financial reporting purposes, the Consulting & System Integration business, or C&SI. The C&SI segment represents the Company’s core business and includes high-end consulting services and information technology solutions primarily for federal government clients. Since October 2002, the C&SI segment has represented all of the Company’s ongoing operations.

Prior to October 2002, SRA reported an Emerging Technologies (ET) segment. The ET segment historically performed advanced technology research and development, sought commercial applications for this research and development, and managed and maintained the Company’s proprietary software product offerings. As of June 30, 2002, substantially all ET segment activities had ceased. As of July 1, 2002, the only remaining activity in the ET segment was the Assentor practice. In October 2002, the Company sold its Assentor practice. The Company only tracked accounts receivable and goodwill by segment. No other assets were specifically assigned to a segment.

Reportable Segments

(in thousands)

Year Ended June 30, 2002	C&SI	ET	Total
Revenue	$356,246	$4,951	$361,197
Depreciation and amortization	7,371	495	7,866
Operating income (loss)	24,665	(6,158)	18,507
Accounts receivable, net at June 30, 2002	94,563	1,299	95,862
Goodwill	2,957	—	2,957

Year Ended June 30, 2003	C&SI	ET	Total
Revenue	$449,298	$1,077	$450,375
Depreciation and amortization	8,969	73	9,042
Operating income (loss)	42,034	(46)	41,988
Accounts receivable, net at June 30, 2003	119,224	—	119,224
Goodwill	36,171	—	36,171

Year Ended June 30, 2004	C&SI	ET	Total
Revenue	$615,802	$—	$615,802
Depreciation and amortization	10,511	—	10,511
Operating income	61,601	—	61,601
Accounts receivable, net at June 30, 2004	164,162	—	164,162
Goodwill	62,747	—	62,747

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

15.    Acquisitions:

Marasco Newton Group, Ltd.

In January 2002, the Company acquired, by merger, all of the outstanding stock of The Marasco Newton Group, Ltd. (MNG), a privately-held company providing information technology, management, and environmental policy solutions primarily to federal government agencies. Initial payments of approximately $7.2 million were made to acquire MNG. The results of MNG have been included in these consolidated financial statements from the January 4, 2002 date of the acquisition. Approximately $2.2 million of the initial payments were allocated to identified intangibles and approximately $3.0 million to goodwill. In connection with the acquisition, the Company assumed and subsequently repaid debt of approximately $5.2 million. In December 2002, the Company made earn-out payments of $8.7 million to the former stockholders of MNG representing all of the previously contingent purchase price. This additional purchase price was assigned to goodwill.

Adroit Systems, Inc.

In January 2003, the Company acquired, by merger, all of the outstanding stock of Adroit Systems, Inc. (Adroit), a privately-held company specializing in national security, particularly providing services in the area of command and control, communications, computers, intelligence, surveillance, and reconnaissance to U.S. intelligence and defense organizations. The results of Adroit have been included in these consolidated financial statements from the January 31, 2003 date of the acquisition. The net purchase price consisted of initial payments to Adroit stockholders of approximately $33.3 million, with another $5.0 million deposited in escrow to secure indemnification obligations of the former stockholders of Adroit. In connection with the acquisition, the Company assumed and subsequently repaid debt of approximately $1.0 million. In addition, Adroit executives used $4.4 million of the net purchase price proceeds to buy an aggregate of 160,905 shares of SRA International, Inc. class A common stock at a price equal to the average closing stock price on the twenty trading days preceding the closing date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including acquisition expenses, at the date of acquisition (in thousands).

Current assets	$13,695
Property and equipment, net	1,180
Goodwill	24,516
Identified intangibles	4,629

Total assets acquired	44,020

Current liabilities	(3,326)
Other liabilities	(2,331)

Total liabilities assumed	(5,657)

Net assets acquired	$38,363

The identified intangibles of $4.6 million were assigned to contract rights and are being amortized on a straight-line basis over a period of six years.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2002, 2003, and 2004

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

ORION Scientific Systems

In January 2004, the Company completed its acquisition of ORION Scientific Systems (Orion), a privately-held company focused on national security and homeland defense. Orion provides analytical support, training, system development, and proprietary knowledge management applications to its customers in the intelligence agencies, Department of Defense, and law enforcement community. The Company acquired Orion for approximately $34.5 million net of acquisition costs, consisting of approximately $33.0 million of cash on hand and $1.5 million of class A common stock. Approximately $8.4 million of the purchase price was allocated to identified intangibles and approximately $26.6 million to goodwill. Pursuant to the requirements of SFAS No. 141 “Business Combinations,” the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

16.    Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Revenue	Operating Income	Income Before Taxes	Net Income	Earnings Per Share (a)
					Basic	Diluted
Year Ended June 30, 2003
1st Quarter	$101,538	$7,067	$8,486	$5,007	$0.24	$0.21
2nd Quarter	105,311	9,917	15,024	9,005	0.43	0.38
3rd Quarter	116,405	11,511	11,796	7,170	0.33	0.30
4th Quarter	127,121	13,494	13,786	8,478	0.38	0.35

Year Ended June 30, 2004
1st Quarter	$131,978	$12,445	$12,838	$7,831	$0.31	$0.29
2nd Quarter	143,002	14,020	14,594	9,034	0.36	0.33
3rd Quarter	159,962	16,188	16,579	10,196	0.40	0.37
4th Quarter	180,860	18,948	19,217	11,876	0.46	0.43

(a)	The sum of earnings per share for the four quarters in the year ended June 30, 2003 differs from the annual earnings per share due to the required method of computing the weighted-average number of shares in the interim period.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

Years Ended June 30, 2002, 2003 and 2004

Schedule II—Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended June 30, 2002, 2003, and 2004, was as follows (in thousands):

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2002	$1,200	$126	$276	$—		$1,050
2003	1,050	150	—	178	*	1,378
2004	1,378	75	68	40	*	1,425

Allowance for Contract Disallowances

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2002	$1,742	$890	$1,106	$26	*	$1,552
2003	1,552	403	—	220	*	2,175
2004	2,175	(150)	224	60	*	1,861

Allowances for Interest on Tax Exposure

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2002	$2,600	$(1,775)	$640	$—		$185
2003	185	—	30	—		155
2004	155	(153)	2	—		—

*	Represents allowances assumed in connection with acquisitions.