Form 10-Q
period 2004-09-30
SRA INTERNATIONAL INC
filed 2004-11-01
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 27, 2004, there were 17,892,052 shares outstanding of the registrant’s class A common stock and 8,246,029 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2004

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	June 30, 2004	September 30, 2004
Current assets:
Cash and cash equivalents	$143,367	$169,991
Short-term investments	9,076	17,307
Accounts receivable, net	164,162	177,942
Prepaid expenses and other	23,053	15,489
Deferred income taxes, current	4,442	5,036

Total current assets	344,100	385,765

Property and equipment, at cost:
Leasehold improvements	21,229	22,202
Furniture, equipment, and software	57,195	58,747

Total property and equipment	78,424	80,949
Accumulated depreciation and amortization	(54,926)	(56,352)

Total property and equipment, net	23,498	24,597

Other assets:
Goodwill	62,747	62,747
Identified intangibles, net	13,168	12,714
Investments	13,719	7,355
Deferred compensation trust	4,661	4,701

Total other assets	94,295	87,517

Total assets	$461,893	$497,879

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2004	September 30, 2004
Current liabilities:
Accounts payable and accrued expenses	$66,230	$77,875
Accrued payroll and employee benefits	39,798	48,897
Billings in excess of revenue recognized	8,276	6,730

Total current liabilities	114,304	133,502

Long-term liabilities:
Deferred income taxes, noncurrent	1,612	1,250
Other long-term liabilities	6,709	6,269

Total long-term liabilities	8,321	7,519

Total liabilities	122,625	141,021

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 23,588,721 and 23,820,966 shares issued as of June 30, 2004 and September 30, 2004; 17,641,709 and 17,873,954 shares outstanding as of June 30, 2004 and September 30, 2004	97	98
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 10,187,205 shares issued as of June 30, 2004 and September 30, 2004; 8,246,029 shares outstanding as of June 30, 2004 and September 30, 2004	39	39
Additional paid-in capital	241,831	246,898
Treasury stock, at cost	(46,560)	(46,560)
Deferred stock-based compensation	(716)	(634)
Retained earnings	144,577	157,017

Total stockholders’ equity	339,268	356,858

Total liabilities and stockholders’ equity	$461,893	$497,879

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2003	2004
Revenue	$131,978	$203,474
Operating costs and expenses:
Cost of services	94,119	151,546
Selling, general, and administrative	23,147	29,276
Depreciation and amortization	2,267	2,882

Total operating costs and expenses	119,533	183,704

Operating income	12,445	19,770
Interest income	393	523

Income before taxes	12,838	20,293
Provision for income taxes	5,007	7,853

Net income	$7,831	$12,440

Earnings per share:
Basic	$0.31	$0.48

Diluted	$0.29	$0.45

Weighted-average shares:
Basic	25,185,472	25,993,011

Diluted	27,088,038	27,770,389

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$7,831	$12,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,267	2,882
Stock-based compensation	52	82
Tax benefits of stock option exercises	3,069	2,658
Deferred income taxes	(212)	(956)
Changes in assets and liabilities:
Accounts receivable	(6,426)	(13,779)
Prepaid expenses and other	(2,634)	7,564
Accounts payable and accrued expenses	(2,789)	11,645
Accrued payroll and employee benefits	5,549	9,099
Billings in excess of revenue recognized	440	(1,546)
Other	511	(481)

Net cash provided by operating activities	7,658	29,608

Cash flows from investing activities:
Capital expenditures	(2,608)	(3,527)
Purchases of investments	—	(1,867)
Proceeds from sale of investments	1,083	—

Net cash used in investing activities	(1,525)	(5,394)

Cash flows from financing activities:
Issuance of common stock	1,992	2,410
Purchase of treasury stock	(145)	—
Repayment of term loan	(400)	—

Net cash provided by financing activities	1,447	2,410

Net increase in cash and cash equivalents	7,580	26,624
Cash and cash equivalents, beginning of period	158,264	143,367

Cash and cash equivalents, end of period	$165,844	$169,991

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$6	$1,391

Cash received during the period:
Interest	$248	$769

Income taxes	$—	$176

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2003 and 2004

1.    Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly-owned subsidiaries (SRA or the Company) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2004.

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

Revenue from contracts with federal government agencies was 99 percent of total revenue for both the three months ended September 30, 2003 and 2004. The National Guard, as a client group, accounted for approximately 14 percent and 12 percent of revenue for the three months ended September 30, 2003 and 2004, respectively. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

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

	Three Months Ended September 30,
	2003	2004
Basic weighted-average common shares outstanding	25,185,472	25,993,011
Effect of potential exercise of stock options	1,902,566	1,777,378

Diluted weighted-average common shares outstanding	27,088,038	27,770,389

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2003 and 2004

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

In August 2004, the Company granted stock options to purchase 828,580 shares of class A common stock at a weighted-average exercise price of $42.22 per share, the fair value of class A common stock on the date of grant. These options vest at the rate of 25 percent per year over four years, beginning on the date of grant. The options expire in August 2014.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation in each period presented (in thousands, except per share amounts).

	Three Months Ended September 30,
	2003	2004
Net income, as reported	$7,831	$12,440
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	52	82
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(750)	(1,203)

Pro forma net income	$7,133	$11,319

Earnings per share:
Basic—as reported	$0.31	$0.48

Basic—pro forma	$0.28	$0.44

Diluted—as reported	$0.29	$0.45

Diluted—pro forma	$0.26	$0.41

4.    Accounts Receivable:

Accounts receivable, net as of June 30, 2004 and September 30, 2004, consisted of the following (in thousands):

	June 30, 2004	September 30, 2004
Billed and billable, net of allowance of $1,425 as of June 30, 2004 and $1,354 as of September 30, 2004	$153,056	$168,338

Unbilled:
Retainages	3,645	3,889
Revenue recorded in excess of milestone billings on fixed-price contracts	7,407	5,830
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,915	1,816
Allowance for contract disallowances	(1,861)	(1,931)

Total unbilled	11,106	9,604

Total	$164,162	$177,942

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2003 and 2004

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at September 30, 2004 are expected to be billed and collected within one year except for approximately $2.1 million related to a portion of retainages.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “RISK FACTORS,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

OVERVIEW

We provide information technology services primarily to the federal government. Our service offerings include strategic consulting, systems design, development and integration, and outsourcing and operations management. In addition, we develop business solutions for text and data mining, contingency and disaster response planning, information assurance, environmental strategies, conflict management and dispute resolution, enterprise architecture, network operations and management, enterprise systems management and wireless integration services. We provide services in three target markets: national security, which includes the defense, intelligence and homeland security communities; civil government; and health care and public health.

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

Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; third-party material, such as hardware and software that we purchase for customer solutions; and other direct costs, such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor with the potential for more third-party hardware and software purchases. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

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

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements which have trended to 2% or less of revenue over the last three fiscal years.

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

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total year-over-year revenue growth rate was 54.2% for the three months ended September 30, 2004. Our organic revenue growth rate increased to 44.4% in the three months ended September 30, 2004, driven by building out existing accounts, broadening our client base, and leveraging our research and development into high value services.

A part of our growth strategy includes pursuing acquisitions. In the last fiscal year, we completed one acquisition on January 30, 2004. We acquired ORION Scientific Systems, or Orion, for $34.7 million for, among other capabilities, its expertise in counterterrorism.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	June 30, 2004	September 30, 2004
	(in millions)
Backlog:
Funded	$338.7	$370.2
Unfunded	1,749.9	2,074.5

Total backlog	$2,088.6	$2,444.7

Our total backlog of $2.4 billion as of September 30, 2004 represented a 17% increase over the June 30, 2004 backlog. We currently expect to recognize revenue during the remaining three quarters of fiscal 2005 from approximately 17% of our total backlog as of September 30, 2004.

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

	Three Months Ended September 30,
	2003	2004
Cost-plus-fee	47%	43%
Time-and-materials	37	36
Fixed-price	16	21

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

Refer to the section entitled “SEASONALITY” below for a discussion of certain factors that may cause our operating margin to fluctuate on a quarterly basis.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Aside from our cash and investments, accounts receivable represents the most significant asset we report on our balance sheet. DSO has improved for each of the last three fiscal years and the three months ended September 30, 2004. For the three months ended September 30, 2004, we reported DSO of 72 days. We have a number of internal process initiatives underway that we believe will enable us to further improve our DSO.

RESULTS OF OPERATIONS

The following tables detail our consolidated statements of operations, the period-over-period rate of change in each of the line items and express these items as a percentage of revenue, for the periods indicated.

	Three Months Ended September 30,
	2003	2004	% Change
	(unaudited, in thousands)
Revenue	$131,978	$203,474	54.2%
Operating costs and expenses:
Cost of services	94,119	151,546	61.0
Selling, general, and administrative	23,147	29,276	26.5
Depreciation and amortization	2,267	2,882	27.1

Total operating costs and expenses	119,533	183,704	53.7

Operating income	12,445	19,770	58.9
Interest income	393	523	33.1

Income before taxes	12,838	20,293	58.1
Provision for income taxes	5,007	7,853	56.8

Net income	$7,831	$12,440	58.9%

	(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	71.3	74.5
Selling, general, and administrative	17.5	14.4
Depreciation and amortization	1.7	1.4

Total operating costs and expenses	90.6	90.3

Operating income	9.4	9.7
Interest income	0.3	0.3

Income before taxes	9.7	10.0
Provision for income taxes	3.8	3.9

Net income	5.9%	6.1%

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue

For the three months ended September 30, 2004, our revenue increased 54.2% to $203.5 million, from $132.0 million for the three months ended September 30, 2003. Organic revenue growth continued to increase reaching 44.4% for the period, with the remainder of growth attributable to our January 30, 2004 acquisition of Orion. Our organic growth was driven primarily by our PRIME 2.2 Enterprise-Wide IT services contract with the United States Agency for International Development, or USAID; our Pentagon Wedge 2 subcontract with General Dynamics; our Advanced Information Technology Services, or AITS, contract; and new national security engagements.

Cost of Services

For the three months ended September 30, 2004, cost of services increased 61.0% to $151.5 million, from $94.1 million for the three months ended September 30, 2003. This increase in cost of services was due primarily to the volume of services provided under the USAID, Pentagon Wedge 2, and AITS contracts, the increased volume of cost of services attributable to Orion’s existing contracts and new national security engagements. As a percentage of revenue, cost of services increased to 74.5% in the three months ended September 30, 2004, from 71.3% in the three months ended September 30, 2003. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to certain larger clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, these contracts should have a positive impact on our earnings and return on invested capital.

Selling, General and Administrative Expenses

For the three months ended September 30, 2004, selling, general and administrative expenses increased 26.5% to $29.3 million, from $23.1 million for the three months ended September 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 14.4% for the three months ended September 30, 2004, from 17.5% for the three months ended September 30, 2003. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in these expenses to a rate below our revenue growth rate. We have been able to accomplish this by leveraging our central services model as we have won new contracts and integrated acquired companies into our systems and processes.

Depreciation and Amortization

For the three months ended September 30, 2004, depreciation and amortization increased 27.1% to $2.9 million, from $2.3 million for the three months ended September 30, 2003. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisition of Orion. As a percentage of revenue, depreciation and amortization decreased to 1.4% for the three months ended September 30, 2004, from 1.7% for the three months ended September 30, 2003, consistent with the decline in our capital expenditures as a percentage of revenue for the three months ended September 30, 2004.

Interest Income

For the three months ended September 30, 2004, interest income increased to $523,000 from $393,000 for the three months ended September 30, 2003. This increase reflected higher average cash and cash equivalents and investment balances and an increase in longer term investments with higher yields.

Income Taxes

For the three months ended September 30, 2004, our effective income tax rate decreased to 38.7%, from 39.0% for the three months ended September 30, 2003. This decrease was due primarily to increased interest income from municipal bonds exempt from federal income tax offset by higher nondeductible expenses for tax purposes. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

SEASONALITY

Our quarterly operating margin has typically improved each quarter across our fiscal year. We typically experience a sequential decline in operating margin between our fiscal fourth quarter ending June 30 and our fiscal first quarter of the following year ending September 30. In the quarter ending September 30, we generally experience lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. In addition, we tend to adopt budgets for selling, general and administrative expenses at the beginning of our fiscal year and allocate them roughly flat across the quarters. Our fourth quarter, which ends in June, is typically the strongest quarter as we benefit from the cumulative effect of hires during the year, growing revenue, and declining corporate selling, general and administrative expenses as a percentage of revenue. This seasonality has not been transparent in our consolidated financial results for the periods presented, primarily because its effects have been impacted by other factors. During the three months ended September 30, 2003, we experienced higher staff utilization rates as a result of the hiring activity to staff our AITS contract. During the three months ended September 30, 2004, we experienced higher direct labor utilization rates because employees took less leave and business demand was strong. However, we expect to continue to experience this seasonality and our future periods may be materially affected by it.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to make selective strategic acquisitions.

Prior to our initial public offering in May 2002, we relied on cash flows from operations and bank borrowings for our liquidity. In May 2002, we completed an initial public offering that resulted in net proceeds to us of approximately $94 million. In June 2003, we completed a follow-on offering that resulted in net proceeds to us of approximately $71 million. As of September 30, 2004, our total cash and investment balances were $194.7 million, or approximately $30 million more than the amount of net proceeds we received from our two stock offerings. Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of three acquisitions, with cash generated from our operations.

We expect the combination of cash flows from operations, our cash and cash equivalents, and our investments to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We continue to improve our invoicing and collection procedures to ensure that cash flows from operations remain a top priority.

Net cash provided by operating activities was $29.6 million for the three months ended September 30, 2004, or nearly 2.4 times net income, compared to $7.7 million for the three months ended September 30, 2003, or 1.0 times net income. The ratio of cash provided by operating activities to net income in the three months ended September 30, 2004 was positively impacted by a reduction in DSO to 72 days and the timing of certain vendor payments. As our revenue grows, our accounts receivable balances grow at approximately the same rate unless we reduce our DSO, while our payables to subcontractors, vendors and employees grow at a slower rate. We pay our employees twice per month and we pay our vendors and subcontractors based on varying terms, but generally not exceeding 45 days from the day we receive a valid invoice.

We used $5.4 million in net cash for investing activities in the three months ended September 30, 2004, compared to $1.5 million in the three months ended September 30, 2003. Three factors drive our investing cash outflows: capital expenditures, the purchase or sale of investments with maturities that exceed 90 days, and acquisitions. We purchased investments of $1.9 million in the three months ended September 30, 2004, compared to selling investments of $1.1 million in the three months ended September 30, 2003.

Net cash provided by financing activities was $2.4 million in the three months ended September 30, 2004, compared to $1.4 million in the three months ended September 30, 2003. On a recurring basis, our employees exercise stock options which results in the issuance of common stock. With certain changes in the administration of our 401(k) plan, we are no longer required to purchase treasury stock. Finally, we repaid all debt as of July 2003.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2004 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at September 30, 2004.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$181,652	$20,491	$37,597	$31,653	$91,911
Unconditional purchase obligations	2,835	2,835	—	—	—

Total contractual obligations	$184,487	$23,326	$37,597	$31,653	$91,911

Unconditional purchase obligations include commitments totaling approximately $2.8 million to procure certain equipment required by one of our customers. In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our quarterly organic growth rate of 44.4% as follows:

	Quarter Ended September 30,
	2003	2004	% Increase
Revenue, as reported	$131,978	$203,474	54.2%
Plus: Orion revenue for July 1, 2003 through September 30, 2003	8,900	—	—

Organic Revenue	$140,878	$203,474	44.4%

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 96%, 99%, and 99% of our revenue for fiscal 2002, 2003, and 2004, respectively and 99% of our revenue for the three months ended September 30, 2004. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 53%, 58%, 59%, and 59% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under four GWACs and more than 20 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2002, 2003, and 2004, and the three months ended September 30, 2004, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 91%, 86%, 83%, and 76% respectively, of our revenue from federal government clients. As these types of contracts have increased in importance, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

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

Orders under GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts typically have a one-or two-year initial term with multiple options that may be exercised by our government clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

We may not receive the full amount of our backlog, which could harm our business.

Our backlog was approximately $2.4 billion as of September 30, 2004, of which $370.2 million was funded. We currently expect to recognize revenue during the last three quarters of fiscal 2005 from approximately 17% of our total backlog as of September 30, 2004. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of September 30, 2004 from which we expect to recognize revenue during the last three quarters in fiscal 2005 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of September 30, 2004, our revenue and operating results for fiscal 2005 as well as future reporting periods may be materially harmed.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 35%, 30%, 30%, and 32% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and for the three months ended September 30, 2004, respectively.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the three months ended September 30, 2004, we derived 43%, 36%, and 21% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 52%, 43%, 44%, and 43% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the three months ended September 30, 2004, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 17%, 20%, 18%, and 21% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the three months ended September 30, 2004, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 35%, 30%, 30%, and 32% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the three months ended September 30, 2004, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

In addition, as of September 30, 2004 we had approximately 120 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 53%, 58%, 59%, and 59% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the three months ended September 30, 2004, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 43%, 41%, 40%, and 40% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the three months ended September 30, 2004, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense or the Department of Homeland Security, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 96%, 99%, 99%, and 99% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the three months ended September 30, 2004, respectively, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

As of October 27, 2004, Ernst Volgenau, our chairman and chief executive officer, beneficially owned 204,467 shares of class A common stock and 6,708,270 shares of class B common stock, which represented approximately 67.1% of the combined voting power of our outstanding common stock. As of October 27, 2004, our executive officers and directors as a group beneficially owned an aggregate of 3,660,228 shares of class A common stock and 8,246,029 shares of class B common stock, which represented approximately 85.0% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short-and long-term investments, and accounts receivable.

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

As of June 30, 2004 and September 30, 2004, the carrying value of financial instruments approximated fair value.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal first quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 1st day of November, 2004.

SRA INTERNATIONAL, INC.

By:	/s/ ERNST VOLGENAU
Ernst Volgenau, Chairman and Chief Executive Officer (Principal Executive Officer)

SRA INTERNATIONAL, INC.

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes, Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)