Form 10-Q
period 2004-12-31
SRA INTERNATIONAL INC
filed 2005-01-31
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

As of January 26, 2005, there were 18,631,570 shares outstanding of the registrant’s class A common stock and 7,948,733 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND SIX MONTHS ENDED DECEMBER 31, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	June 30, 2004	December 31, 2004
Current assets:
Cash and cash equivalents	$143,367	$169,138
Short-term investments	9,076	11,178
Accounts receivable, net	164,162	193,070
Prepaid expenses and other	23,053	42,494
Deferred income taxes, current	4,442	5,448

Total current assets	344,100	421,328

Property and equipment, at cost:
Leasehold improvements	21,229	23,191
Furniture, equipment, and software	57,195	61,391

Total property and equipment	78,424	84,582
Accumulated depreciation and amortization	(54,926)	(58,542)

Total property and equipment, net	23,498	26,040

Other assets:
Goodwill	62,747	62,747
Identified intangibles, net	13,168	12,260
Investments	13,719	21,618
Deferred compensation trust	4,661	5,143

Total other assets	94,295	101,768

Total assets	$461,893	$549,136

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2004	December 31, 2004
Current liabilities:
Accounts payable and accrued expenses	$66,230	$93,837
Accrued payroll and employee benefits	39,798	56,208
Billings in excess of revenue recognized	8,276	11,085

Total current liabilities	114,304	161,130

Long-term liabilities:
Deferred income taxes, noncurrent	1,612	1,051
Other long-term liabilities	6,709	6,488

Total long-term liabilities	8,321	7,539

Total liabilities	122,625	168,669

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 23,588,721 and 24,451,227 shares issued as of June 30, 2004 and December 31, 2004; 17,641,709 and 18,503,715 shares outstanding as of June 30, 2004 and December 31, 2004	97	101
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 10,187,205 and 9,913,122 shares issued as of June 30, 2004 and December 31, 2004; 8,246,029 and 7,971,946 shares outstanding as of June 30, 2004 and December 31, 2004	39	38
Additional paid-in capital	241,831	255,705
Treasury stock, at cost	(46,560)	(46,580)
Deferred stock-based compensation	(716)	(537)
Retained earnings	144,577	171,740

Total stockholders’ equity	339,268	380,467

Total liabilities and stockholders’ equity	$461,893	$549,136

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Revenue	$143,002	$211,212	$274,980	$414,686
Operating costs and expenses:
Cost of services	103,065	155,942	197,184	307,488
Selling, general, and administrative	23,457	29,846	46,604	59,122
Depreciation and amortization	2,460	3,155	4,727	6,037

Total operating costs and expenses	128,982	188,943	248,515	372,647

Operating income	14,020	22,269	26,465	42,039
Interest income	421	754	814	1,277
Other income	153	—	153	—

Income before taxes	14,594	23,023	27,432	43,316
Provision for income taxes	5,560	8,300	10,567	16,153

Net income	$9,034	$14,723	$16,865	$27,163

Earnings per share:
Basic	$0.36	$0.56	$0.67	$1.04

Diluted	$0.33	$0.52	$0.62	$0.97

Weighted-average shares:
Basic	25,389,111	26,300,719	25,287,291	26,146,865

Diluted	27,378,314	28,238,454	27,233,176	28,004,422

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2003	2004
Cash flows from operating activities:
Net income	$16,865	$27,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,727	6,037
Stock-based compensation	105	159
Tax benefits of stock option exercises	4,155	8,816
Deferred income taxes	541	(1,567)
Changes in assets and liabilities:
Accounts receivable	(14,994)	(29,043)
Prepaid expenses and other	(1,453)	(19,441)
Accounts payable and accrued expenses	8,314	27,607
Accrued payroll and employee benefits	10,716	16,410
Billings in excess of revenue recognized	3,374	2,809
Other	184	(568)

Net cash provided by operating activities	32,534	38,382

Cash flows from investing activities:
Capital expenditures	(5,047)	(7,671)
Purchases of investments	—	(18,516)
Sales and maturities of investments	1,083	8,515

Net cash used in investing activities	(3,964)	(17,672)

Cash flows from financing activities:
Issuance of common stock	2,778	5,061
Purchase of treasury stock	(145)	—
Repayment of term loan	(400)	—

Net cash provided by financing activities	2,233	5,061

Net increase in cash and cash equivalents	30,803	25,771
Cash and cash equivalents, beginning of period	158,264	143,367

Cash and cash equivalents, end of period	$189,067	$169,138

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$53	$14,209

Cash received during the period:
Interest	$753	$1,264

Income taxes	$77	$513

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Six Months Ended December 31, 2003 and 2004

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2004.

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

Revenue from contracts with federal government agencies was 99 percent of total revenue for all periods presented herein. The National Guard, as a client group, accounted for approximately 16 percent and 15 percent of revenue for the three and six months ended December 31, 2003, respectively. The National Guard, as a client group, accounted for approximately 11 percent of revenue for both the three and six months ended December 31, 2004. The United States Agency for International Development as a client, accounted for approximately 12 percent and 11 percent of revenue for the three and six months ended December 31, 2004, respectively. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Basic weighted-average common shares outstanding	25,389,111	26,300,719	25,287,291	26,146,865
Effect of potential exercise of stock options	1,989,203	1,937,735	1,945,885	1,857,557

Diluted weighted-average common shares outstanding	27,378,314	28,238,454	27,233,176	28,004,422

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2003 and 2004

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

In August 2004, the Company granted stock options to purchase 828,580 shares of class A common stock at a weighted-average exercise price of $42.22 per share, the fair value of class A common stock on the date of grant. In December 2004, the Company granted stock options to purchase 375,000 shares of class A common stock at an exercise price of $63.23 per share, the fair value of class A common stock on the date of grant. These options vest over periods of four to five years, beginning on the date of grant, and expire 10 years from the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation in each period presented (in thousands, except per share amounts).

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Net income, as reported	$9,034	$14,723	$16,865	$27,163
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	53	77	105	159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(896)	(1,425)	(1,646)	(2,628)

Pro forma net income	$8,191	$13,375	$15,324	$24,694

Earnings per share:
Basic—as reported	$0.36	$0.56	$0.67	$1.04

Basic—pro forma	$0.32	$0.51	$0.61	$0.94

Diluted—as reported	$0.33	$0.52	$0.62	$0.97

Diluted—pro forma	$0.30	$0.47	$0.56	$0.88

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R will be effective July 1, 2005 for the Company. The Company has not quantified the effect SFAS No. 123R will have on future reporting periods, however, the effect on historical periods is illustrated above.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2003 and 2004

4. Accounts Receivable:

Accounts receivable, net as of June 30, 2004 and December 31, 2004, consisted of the following (in thousands):

	June 30, 2004	December 31, 2004
Billed and billable, net of allowance of $1,425 of June 30, 2004 and $1,429 as of December 31, 2004	$153,056	$182,766

Unbilled:
Retainages	3,645	3,976
Revenue recorded in excess of milestone billings on fixed-price contracts	7,407	5,413
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,915	2,907
Allowance for contract disallowances	(1,861)	(1,992)

Total unbilled	11,106	10,304

Total	$164,162	$193,070

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at December 31, 2004 are expected to be billed and collected within one year except for approximately $2.2 million related to a portion of retainages.

5. Prepaid Expenses and Other:

Prepaid expenses and other as of June 30, 2004 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2004	December 31, 2004
Hardware and equipment purchased on behalf of customers	$7,450	$21,202
Prepaid taxes	1,035	6,303
Other	14,568	14,989

Total	$23,053	$42,494

6. Commitments and Contingencies:

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

Three Months and Six Months Ended December 31, 2003 and 2004

Litigation

The Company is involved in various legal proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

7. Other Income:

The Internal Revenue Service challenged the Company’s use of the cash receipts and disbursements method of accounting for income taxes in 1998 while auditing the Company’s fiscal 1996 tax return. The Company had previously established a reserve of approximately $2.6 million toward this contingency for what the Company then estimated to be its probable interest payments on this liability. During the three months ended December 31, 2003, the Company made final payments to settle all remaining state tax liabilities with respect to this matter. As a result, the Company reversed the remaining $153,000 allowance balance. This reversal is reflected as other income in the three and six months ended December 31, 2003.

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

Since our founding in 1978 we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. In order to grow more rapidly than the market, we will need to take market share from our competitors. Our growth is driven in part by contract awards and how we build out our contracts. Ideally, the level of quarterly business awards would exceed the revenue booked in the quarter to drive backlog growth. However, we do not control when customers award contracts and expect the absolute value of contracts we receive each quarter to remain volatile.

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

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the contractual effort, and may include third-party hardware and software that we purchase and integrate for customers as part of the solutions that we provide. Once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. A key challenge in growing our business is to hire enough employees with appropriate security clearances. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win. The level of hardware and software purchases we make for customers may vary from period to period depending on specific contract and customer requirements.

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

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total year-over-year revenue growth rate was 47.7% for the three months and 50.8% for the six months ended December 31, 2004. Our organic revenue growth rate was 39.8% for the three months and 42.0% for the six months ended December 31, 2004, driven by building out existing accounts, broadening our client base, and leveraging our research and development into high value services.

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

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	June 30, 2004	December 31, 2004
	(in millions)
Backlog:
Funded	$338.7	$383.8
Unfunded	1,749.9	1,995.6

Total backlog	$2,088.6	$2,379.4

Our total backlog of $2.4 billion as of December 31, 2004 represented a 14% increase over the June 30, 2004 backlog. We currently expect to recognize revenue during the remaining two quarters of fiscal 2005 from approximately 15% of our total backlog as of December 31, 2004.

Contract Mix

Contract profit margins are generally affected by the type of contract. We can generally earn higher profits on fixed-price and time-and-materials contracts than cost-plus-fee contracts. Our ability to further increase our operating margins is in part dependent on our ability to increase the amount of services delivered under fixed-price and time-and-materials contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Cost-plus-fee	45%	46%	46%	44%
Time-and-materials	37	34	37	35
Fixed-price	18	20	17	21

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Aside from our cash and investments, accounts receivable represents the most significant asset we report on our balance sheet. For the three months ended December 31, 2004, we reported DSO of 75 days. We have a number of internal process initiatives underway that we believe will enable us to improve our DSO.

RESULTS OF OPERATIONS

The following tables detail our consolidated statements of operations, the period-over-period rate of change in each of the line items and express these items as a percentage of revenue, for the periods indicated.

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2003	2004		2003	2004
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue	$143,002	$211,212	47.7%	$274,980	$414,686	50.8%
Operating costs and expenses:
Cost of services	103,065	155,942	51.3	197,184	307,488	55.9
Selling, general, and administrative	23,457	29,846	27.2	46,604	59,122	26.9
Depreciation and amortization	2,460	3,155	28.3	4,727	6,037	27.7

Total operating costs and expenses	128,982	188,943	46.5	248,515	372,647	49.9

Operating income	14,020	22,269	58.8	26,465	42,039	58.8
Interest income	421	754	79.1	814	1,277	56.9
Other income	153	—	(100.0)	153	—	(100.0)

Income before taxes	14,594	23,023	57.8	27,432	43,316	57.9
Provision for income taxes	5,560	8,300	49.3	10,567	16,153	52.9

Net income	$9,034	$14,723	63.0%	$16,865	$27,163	61.1%

	(unaudited, as a percentage of revenue)			(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	72.1	73.8		71.7	74.1
Selling, general, and administrative	16.4	14.1		16.9	14.3
Depreciation and amortization	1.7	1.5		1.7	1.5

Total operating costs and expenses	90.2	89.5		90.4	89.9

Operating income	9.8	10.5		9.6	10.1
Interest income	0.3	0.4		0.3	0.3
Other income	0.1	—		0.1	—

Income before taxes	10.2	10.9		10.0	10.4
Provision for income taxes	3.9	3.9		3.9	3.8

Net income	6.3%	7.0%		6.1%	6.6%

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

Revenue

For the three months ended December 31, 2004, our revenue increased 47.7% to $211.2 million, from $143.0 million for the three months ended December 31, 2003. Organic revenue growth was 39.8% for the period, with the remainder of growth attributable to our January 30, 2004 acquisition of Orion. Our organic growth was driven primarily by our PRIME 2.2 Enterprise-Wide IT services contract with the United States Agency for International Development, or USAID; our Pentagon Wedge 2 subcontract with General Dynamics; our Advanced Information Technology Services, or AITS, contract with the National Guard; and new national security engagements.

Cost of Services

For the three months ended December 31, 2004, cost of services increased 51.3% to $155.9 million, from $103.1 million for the three months ended December 31, 2003. This increase in cost of services was due primarily to the volume of services provided under the USAID, Pentagon Wedge 2, and AITS contracts, the increased volume of cost of services attributable to Orion’s existing contracts and new national security engagements. As a percentage of revenue, cost of services increased to 73.8% in the three months ended December 31, 2004, from 72.1% in the three months ended December 31, 2003. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to certain larger clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, it should have a positive impact on our earnings and return on invested capital.

Selling, General and Administrative Expenses

For the three months ended December 31, 2004, selling, general and administrative expenses increased 27.2% to $29.8 million, from $23.5 million for the three months ended December 31, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 14.1% for the three months ended December 31, 2004, from 16.4% for the three months ended December 31, 2003. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in these expenses to a rate below our revenue growth rate. We have been able to accomplish this by leveraging our central services model as we have won new contracts and integrated acquired companies into our systems and processes. In addition, during the three months ended December 31, 2004, we resolved issues with two vendors that resulted in a one-time reduction of selling, general and administrative expenses of approximately $478,000.

Depreciation and Amortization

For the three months ended December 31, 2004, depreciation and amortization increased 28.3% to $3.2 million, from $2.5 million for the three months ended December 31, 2003. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisition of Orion. As a percentage of revenue, depreciation and amortization decreased to 1.5% for the three months ended December 31, 2004, from 1.7% for the three months ended December 31, 2003.

Interest Income

For the three months ended December 31, 2004, interest income increased to $754,000, from $421,000 for the three months ended December 31, 2003. This increase reflected higher average cash and cash equivalents and investment balances, a general rise in interest rates and an increase in longer term investments with higher yields.

Income Taxes

For the three months ended December 31, 2004, our effective income tax rate decreased to 36.1%, from 38.1% for the three months ended December 31, 2003. This decrease was due to one-time benefits from Virginia job creation tax credits from previous years and a refund from a prior federal income tax return. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2003

Revenue

For the six months ended December 31, 2004, our revenue increased 50.8% to $414.7 million, from $275.0 million for the six months ended December 31, 2003. Organic revenue growth continued to increase reaching 42.0% for the period, with the remainder of growth attributable to our January 30, 2004 acquisition of Orion. Our organic growth was driven primarily by our PRIME 2.2 Enterprise-Wide IT services contract with USAID; our Pentagon Wedge 2 subcontract with General Dynamics; our AITS contract with the National Guard; and new national security engagements.

Cost of Services

For the six months ended December 31, 2004, cost of services increased 55.9% to $307.5 million, from $197.2 million for the six months ended December 31, 2003. This increase in cost of services was due primarily to the volume of services provided under the USAID, Pentagon Wedge 2, and AITS contracts, the increased volume of cost of services attributable to Orion’s existing contracts and new national security engagements. As a percentage of revenue, cost of services increased to 74.1% in the six months ended December 31, 2004, from 71.7% in the six months ended December 31, 2003. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to certain larger clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, it should have a positive impact on our earnings and return on invested capital.

Selling, General and Administrative Expenses

For the six months ended December 31, 2004, selling, general and administrative expenses increased 26.9% to $59.1 million, from $46.6 million for the six months ended December 31, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 14.3% for the six months ended December 31, 2004, from 16.9% for the six months ended December 31, 2003. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in these expenses to a rate below our revenue growth rate. We have been able to accomplish this by leveraging our central services model as we have won new contracts and integrated acquired companies into our systems and processes.

Depreciation and Amortization

For the six months ended December 31, 2004, depreciation and amortization increased 27.7% to $6.0 million, from $4.7 million for the six months ended December 31, 2003. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisition of Orion. As a percentage of revenue, depreciation and amortization decreased to 1.5% for the six months ended December 31, 2004, from 1.7% for the six months ended December 31, 2003.

Interest Income

For the six months ended December 31, 2004, interest income increased to $1.3 million from $814,000 for the six months ended December 31, 2003. This increase reflected higher average cash and cash equivalents and investment balances, a general rise in interest rates and an increase in longer term investments with higher yields.

Income Taxes

For the six months ended December 31, 2004, our effective income tax rate decreased to 37.3%, from 38.5% for the six months ended December 31, 2003. This decrease was due to one-time benefits from Virginia job creation tax credits from previous years and a refund from a prior federal income tax return. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

SEASONALITY

Our quarterly operating margin has typically improved each quarter across our fiscal year. We typically experience a sequential decline in operating margin between our fiscal fourth quarter ending June 30 and our fiscal first quarter of the following year ending September 30. In the quarter ending September 30, we generally experience lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. In addition, we tend to adopt budgets for selling, general and administrative expenses at the beginning of our fiscal year and allocate them roughly flat across the quarters. In the quarter ending December 31, we may also experience lower staff utilization rates attributable to the November and December holidays and related vacations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to make selective strategic acquisitions.

Prior to our initial public offering in May 2002, we relied on cash flows from operations and bank borrowings for our liquidity. In May 2002, we completed an initial public offering that resulted in net proceeds to us of approximately $94 million. In June 2003, we completed a follow-on offering that resulted in net proceeds to us of approximately $71 million. As of December 31, 2004, our total cash and investment balances were $201.9 million, or approximately $37 million more than the amount of net proceeds we received from our two stock offerings. Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of three acquisitions, with cash generated from our operations.

We expect the combination of cash flows from operations, our cash and cash equivalents, and our investments to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We continue to improve our invoicing and collection procedures as cash flows from operations remain a top priority.

Net cash provided by operating activities was $38.4 million for the six months ended December 31, 2004, or 1.4 times net income, compared to $32.5 million for the six months ended December 31, 2003, or 1.9 times net income. The ratio of cash provided by operating activities to net income in the six months ended December 31, 2004 was impacted by higher net working capital requirements primarily related to certain tax payments we were required to make in the three months ended December 31, 2004. As our revenue grows, our accounts receivable balances grow at approximately the same rate unless we reduce our DSO, while our payables to subcontractors, vendors and employees grow at a slower rate. We pay our employees twice per month and we pay our vendors and subcontractors based on varying terms, but generally not exceeding 45 days from the day we receive a valid invoice.

We used $17.7 million in net cash for investing activities in the six months ended December 31, 2004, compared to $4.0 million in the six months ended December 31, 2003. Three factors drive our investing cash outflows: capital expenditures, the purchase or sale of investments with maturities that exceed 90 days, and acquisitions. We made net investment purchases of $10.0 million in the six months ended December 31, 2004, compared to selling investments of $1.1 million in the six months ended December 31, 2003.

Net cash provided by financing activities was $5.1 million in the six months ended December 31, 2004, compared to $2.2 million in the six months ended December 31, 2003. On a recurring basis, our employees exercise stock options which results in the issuance of common stock. Finally, we repaid all debt as of July 2003.

Credit Facility and Borrowing Capacity

We maintained a $40 million credit facility that we elected not to renew when it expired on February 29, 2004. We do not currently intend to replace the credit facility as we expect our cash and cash equivalents and short- and long-term investments, together with cash flow generated from operations, to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Based on our profitability and the cash flow generated from our operating activities, we believe we have significant borrowing capacity. We maintain relationships with a number of banks who have communicated a willingness to extend credit to us on reasonable terms if the need for credit arises. In particular, it could be possible that we would be required to borrow in the event of a large acquisition or a series of smaller acquisitions in a relatively short period of time.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2004 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at December 31, 2004.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$180,040	$21,069	$37,828	$30,777	$90,366
Unconditional purchase obligations	2,835	2,835	—	—	—

Total contractual obligations	$182,875	$23,904	$37,828	$30,777	$90,366

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a regular review of our contract performance. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and client satisfaction. During this review we determine whether the overall progress on a contract is consistent with the effort expended.

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract performance review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a client pays us a specified amount to provide only a particular service for a stated time period, a so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of our contracts where we do not act as a principal to the transaction are excluded from our revenue and cost of services, except to the extent of any fee or profit earned.

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

Contract Cost Accounting

As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract, and other non-labor costs incurred in support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations. These costs typically include our selling, general, and administrative expenses, fringe benefit expenses, and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs, and the amortization of identified intangible assets, among others. A key element to our recent margin expansion has been our success at controlling indirect cost growth and unallowable costs. In addition, as we acquire and integrate new companies, we have been able to manage our indirect costs and improve operating margins by realizing opportunities for cost synergies and integrating the indirect support functions of acquired companies into our own.

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

We must evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach. Each year during our third fiscal quarter, we perform our annual goodwill impairment analysis as of January 1. As of January 1, 2004, there was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it would have an adverse non-cash impact on our results of operations.

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. None of these events have occurred for the periods presented. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our three and six month organic growth rates of 39.8% and 42.0%, respectively as follows:

	Three Months Ended December 31,
	2003	2004	% Increase
Revenue, as reported	$143,002	$211,212	47.7%
Plus: Orion revenue for October 1, 2003 through December 31, 2003	8,068	—	—

Organic Revenue	$151,070	$211,212	39.8%

	Six Months Ended December 31,
	2003	2004	% Increase
Revenue, as reported	$274,980	$414,686	50.8%
Plus: Orion revenue for July 1, 2003 through December 31, 2003	16,968	—	—

Organic Revenue	$291,948	$414,686	42.0%

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 96%, 99%, and 99% of our revenue for fiscal 2002, 2003, and 2004, respectively and 99% of our revenue for the six months ended December 31, 2004. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 53%, 58%, 59%, and 57% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under four GWACs and more than 20 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2002, 2003, and 2004, and the six months ended December 31, 2004, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 91%, 86%, 83%, and 77% respectively, of our revenue from federal government clients. As these types of contracts have increased in importance, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

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

Our backlog was approximately $2.4 billion as of December 31, 2004, of which $383.8 million was funded. We currently expect to recognize revenue during the last two quarters of fiscal 2005 from approximately 15% of our total backlog as of December 31, 2004. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date.

Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of December 31, 2004 from which we expect to recognize revenue during the last two quarters in fiscal 2005 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2004, our revenue and operating results for fiscal 2005 as well as future reporting periods may be materially harmed.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract, particularly as the U.S. federal government seeks to expand the participation of small and/or disadvantaged businesses in the contracting process. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 35%, 30%, 30%, and 32% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and for the six months ended December 31, 2004, respectively.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the six months ended December 31, 2004, we derived 44%, 35%, and 21% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 52%, 43%, 44%, and 44% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the six months ended December 31, 2004, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 17%, 20%, 18%, and 21% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the six months ended December 31, 2004, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 35%, 30%, 30%, and 32% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the six months ended December 31, 2004, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

In addition, as of December 31, 2004 we had approximately 125 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 53%, 58%, 59%, and 57% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the six months ended December 31, 2004, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 43%, 41%, 40%, and 42% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the six months ended December 31, 2004, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense or the Department of Homeland Security, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 96%, 99%, 99%, and 99% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the six months ended December 31, 2004, respectively, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

Our chairman, whose interests may not be aligned with yours, will continue to control our company, which could result in actions of which you or other stockholders do not approve.

As of January 26, 2005, Ernst Volgenau, our chairman, beneficially owned 128,578 shares of class A common stock and 6,434,187 shares of class B common stock, which represented approximately 65.7% of the combined voting power of our outstanding common stock. As of January 26, 2005, our executive officers and directors as a group beneficially owned an aggregate of 2,827,185 shares of class A common stock and 7,948,733 shares of class B common stock, which represented approximately 83.2% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

As of June 30, 2004, the carrying value of financial instruments approximated fair value. As of December 31, 2004, the fair value of our long-term investments was approximately $21.4 million, compared to the $21.6 million carrying value of those investments. These investments consist of corporate and municipal bonds with maturities of 19 months or less that we have classified as held to maturity.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal second quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on October 29, 2004 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

Matter 1:	To elect three Class III directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Matter 2:	To approve the adoption of the SRA International, Inc. 2004 Employee Stock Purchase Plan.

Matter 3:	To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending June 30, 2005.

A summary of the voting for each director nominee and other matters voted upon at the Annual Meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
Michael R. Klein	92,297,460	4,088,364	—	3,929,523
David H. Langstaff	92,475,870	3,909,954	—	3,929,523
Ernst Volgenau	93,476,718	2,909,106	—	3,929,523
Matter 2	94,914,305	150,001	1,321,518	3,929,523
Matter 3	96,229,678	154,635	1,511	3,929,523

Item 5. Other Information

(a)	As of January 25, 2005, non-management members of the Board of Director’s Long-Range Planning Committee will begin receiving an annual committee fee of $5,000.

On January 27, 2005, the Board of Director’s adopted the 2005 Deferred Compensation Plan for Key Employees of SRA International, Inc. (the “Plan”), effective February 1, 2005. The Plan allows all officers, senior principals and other eligible employees to defer receipt of up to 50 percent of their annual base salary and up to 100 percent of their bonuses. Amounts deferred must be credited to an irrevocable “rabbi trust,” as required by applicable Internal Revenue Service guidelines, and such amounts would be subject to the general creditors of the Company.

Item 6. Exhibits

Exhibit Number	Description
10.1	2005 Deferred Compensation Plan for Key Employees of SRA International, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the county of Fairfax, Virginia on the 31st day of January, 2005.

SRA INTERNATIONAL, INC.

By:	/s/ RENATO A. DIPENTIMA
Renato A. DiPentima President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes, Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)