Form 10-Q
period 2005-03-31
SRA INTERNATIONAL INC
filed 2005-05-02
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 22, 2005, there were 19,040,667 shares outstanding of the registrant’s class A common stock and 7,843,733 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND NINE MONTHS ENDED MARCH 31, 2005

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	June 30, 2004	March 31, 2005
Current assets:
Cash and cash equivalents	$143,367	$201,825
Short-term investments	9,076	15,646
Accounts receivable, net	164,162	201,683
Prepaid expenses and other	23,053	19,433
Deferred income taxes, current	4,442	7,367

Total current assets	344,100	445,954

Property and equipment, at cost:
Leasehold improvements	21,229	24,335
Furniture, equipment, and software	57,195	64,037

Total property and equipment	78,424	88,372
Accumulated depreciation and amortization	(54,926)	(60,682)

Total property and equipment, net	23,498	27,690

Other assets:
Goodwill	62,747	62,747
Identified intangibles, net	13,168	11,806
Investments	13,719	12,874
Deferred compensation trust	4,661	5,110

Total other assets	94,295	92,537

Total assets	$461,893	$566,181

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2004	March 31, 2005
Current liabilities:
Accounts payable and accrued expenses	$66,230	$89,276
Accrued payroll and employee benefits	39,798	54,191
Billings in excess of revenue recognized	8,276	8,144

Total current liabilities	114,304	151,611

Long-term liabilities:
Deferred income taxes, noncurrent	1,612	783
Other long-term liabilities	6,709	6,461

Total long-term liabilities	8,321	7,244

Total liabilities	122,625	158,855

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 23,588,721 and 24,913,419 shares issued as of June 30, 2004 and March 31, 2005; 17,641,709 and 19,019,772 shares outstanding as of June 30, 2004 and March 31, 2005	97	103
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 10,187,205 and 9,784,909 shares issued as of June 30, 2004 and March 31, 2005; 8,246,029 and 7,843,733 shares outstanding as of June 30, 2004 and March 31, 2005	39	37
Additional paid-in capital	241,831	267,471
Treasury stock, at cost	(46,560)	(46,262)
Deferred stock-based compensation	(716)	(457)
Retained earnings	144,577	186,434

Total stockholders’ equity	339,268	407,326

Total liabilities and stockholders’ equity	$461,893	$566,181

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Revenue	$159,962	$226,018	$434,942	$640,704
Operating costs and expenses:
Cost of services	114,364	168,299	311,548	475,787
Selling, general, and administrative	26,624	31,659	73,228	90,781
Depreciation and amortization	2,786	3,308	7,513	9,345

Total operating costs and expenses	143,774	203,266	392,289	575,913

Operating income	16,188	22,752	42,653	64,791
Interest income	391	970	1,205	2,247
Other income	—	—	153	—

Income before taxes	16,579	23,722	44,011	67,038
Provision for income taxes	6,383	9,028	16,950	25,181

Net income	$10,196	$14,694	$27,061	$41,857

Earnings per share:
Basic	$0.40	$0.55	$1.07	$1.59

Diluted	$0.37	$0.52	$0.99	$1.49

Weighted-average shares:
Basic	25,631,969	26,704,649	25,402,184	26,332,793

Diluted	27,457,409	28,441,203	27,307,920	28,150,015

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net income	$27,061	$41,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,513	9,345
Stock-based compensation	177	239
Tax benefits of stock option exercises	5,840	14,344
Deferred income taxes	(465)	(3,754)
Changes in assets and liabilities:
Accounts receivable	(26,603)	(37,804)
Prepaid expenses and other	690	3,620
Accounts payable and accrued expenses	9,494	23,046
Accrued payroll and employee benefits	12,051	14,393
Billings in excess of revenue recognized	3,864	(132)
Other	86	(414)

Net cash provided by operating activities	39,708	64,740

Cash flows from investing activities:
Capital expenditures	(7,759)	(12,175)
Purchases of investments	—	(18,516)
Sales and maturities of investments	1,083	12,791
Acquisition of Orion Scientific Systems, net of cash acquired	(32,927)	—

Net cash used in investing activities	(39,603)	(17,900)

Cash flows from financing activities:
Issuance of common stock	4,470	8,130
Purchase of treasury stock	(145)	—
Reissuance of treasury stock	3,134	3,488
Repayment of term loan	(400)	—

Net cash provided by financing activities	7,059	11,618

Net increase in cash and cash equivalents	7,164	58,458
Cash and cash equivalents, beginning of period	158,264	143,367

Cash and cash equivalents, end of period	$165,428	$201,825

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$5,289	$15,461

Cash received during the period:
Interest	$1,057	$2,493

Income taxes	$583	$556

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Nine Months Ended March 31, 2004 and 2005

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2004.

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

Revenue from contracts with federal government agencies was 99 percent of total revenue for all periods presented herein. The National Guard, as a client group, accounted for approximately 11 percent and 13 percent of revenue for the three and nine months ended March 31, 2004, respectively. The National Guard, as a client group, accounted for approximately 10 percent and 11 percent of revenue for the three and nine months ended March 31, 2005, respectively. The United States Agency for International Development, as a client, accounted for approximately 14 percent and 12 percent of revenue for the three and nine months ended March 31, 2005, respectively. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Basic weighted-average common shares outstanding	25,631,969	26,704,649	25,402,184	26,332,793
Effect of potential exercise of stock options	1,825,440	1,736,554	1,905,736	1,817,222

Diluted weighted-average common shares outstanding	27,457,409	28,441,203	27,307,920	28,150,015

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2004 and 2005

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Net income, as reported	$10,196	$14,694	$27,061	$41,857
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	72	80	177	239
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(940)	(1,607)	(2,587)	(4,235)

Pro forma net income	$9,328	$13,167	$24,651	$37,861

Earnings per share:
Basic—as reported	$0.40	$0.55	$1.07	$1.59

Basic—pro forma	$0.36	$0.49	$0.97	$1.44

Diluted—as reported	$0.37	$0.52	$0.99	$1.49

Diluted—pro forma	$0.34	$0.46	$0.90	$1.34

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R will be effective July 1, 2005 for the Company. Information about the fair value of the stock options under the Black-Scholes model and its pro forma impact on the Company’s net earnings and earnings per share for the historical periods is illustrated above. The Company expects the impact of implementing the new standard will be a reduction in earnings per share of approximately $0.20 to $0.30 for the fiscal year ending June 30, 2006. However, a number of technical implementation issues are yet to be resolved, including the selection and use of an appropriate valuation model, therefore the ultimate impact of adopting SFAS 123R is not yet known.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2004 and 2005

4. Accounts Receivable:

Accounts receivable, net as of June 30, 2004 and March 31, 2005, consisted of the following (in thousands):

	June 30, 2004	March 31, 2005
Billed and billable, net of allowance of $1,425 as of June 30, 2004 and $1,459 as of March 31, 2005	$153,056	$193,007

Unbilled:
Retainages	3,645	4,092
Revenue recorded in excess of milestone billings on fixed-price contracts	7,407	3,719
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,915	2,975
Allowance for contract disallowances	(1,861)	(2,110)

Total unbilled	11,106	8,676

Total accounts receivable	$164,162	$201,683

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at March 31, 2005 are expected to be billed and collected within one year except for approximately $1.9 million related to a portion of retainages.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2004 and 2005

6. Other Income:

The Internal Revenue Service challenged the Company’s use of the cash receipts and disbursements method of accounting for income taxes in 1998 while auditing the Company’s fiscal 1996 tax return. The Company had previously established a reserve to cover its probable interest payments on this liability to federal and state tax authorities. During the nine months ended March 31, 2004, the Company made final payments to settle all remaining tax liabilities with respect to this matter. As a result, the Company reversed the remaining $153,000 allowance balance. This reversal is reflected as other income in the nine months ended March 31, 2004.

7. Subsequent Events:

Acquisition of Touchstone Consulting Group, Inc.

In April 2005, the Company acquired Touchstone Consulting Group, Inc., or Touchstone, a privately-held management consultancy with an established track record of serving senior executives in the federal government. Touchstone provides strategic consulting services to its customers throughout the federal government, including the Department of Homeland Security, Department of Defense, intelligence agencies and the Office of Management and Budget.

Stock Split

On May 2, 2005, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100 percent stock dividend on the Company’s common stock. The dividend is payable on May 27, 2005 to shareholders of record on May 13, 2005.

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

We work with the federal government under three primary contract types: cost-plus-fee, time-and-materials, and fixed-price contracts. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Time-and-materials and fixed-price contracts typically generate higher profit margins reflecting their generally higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements. Typically under time-and-materials and fixed-price, as compared with cost-plus-fee contracts, the customer can save money and we can earn better margins, given the more specific delivery requirements of these structures.

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

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total year-over-year revenue growth rate was 41.3% for the three months and 47.3% for the nine months ended March 31, 2005. Our organic revenue growth rate was 39.2% for the three months and 41.0% for the nine months ended March 31, 2005, driven by building out existing accounts, broadening our client base, and leveraging our research and development into high value services.

A part of our growth strategy includes pursuing acquisitions. In the last fiscal year, we completed one acquisition on January 30, 2004. We acquired ORION Scientific Systems, or Orion, for $34.7 million for, among other capabilities, its expertise in counterterrorism and counterintelligence. Subsequent to the current reporting period, we completed the acquisition of Touchstone Consulting Group, Inc., a management consultancy serving customers throughout the federal government.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	June 30, 2004	March 31, 2005
	(in millions)
Backlog:
Funded	$338.7	$459.2
Unfunded	1,749.9	2,013.1

Total backlog	$2,088.6	$2,472.3

Our total backlog of $2.5 billion as of March 31, 2005 represented an 18% increase over the June 30, 2004 backlog. We currently expect to recognize revenue during the remaining quarter of fiscal 2005 from approximately 8% of our total backlog as of March 31, 2005.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Cost-plus-fee	42%	48%	44%	46%
Time-and-materials	41	33	39	34
Fixed-price	17	19	17	20

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we will pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the profitability of our contracts and how we manage our costs. The operating margin improvements we delivered over the last three completed fiscal years are primarily attributable to the following interdependent factors:

•	an increase in our direct labor utilization rate;

•	our ability to grow revenue at a faster rate than the costs necessary to support our centralized services model; and

•	a shift to more profitable time-and-materials and fixed-price contracts.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Aside from our cash and investments, accounts receivable represents the most significant asset we report on our balance sheet. For the three months ended March 31, 2005, we reported DSO of 75 days. We have a number of internal process and system upgrade initiatives underway that we believe will enable us to improve our DSO.

[Remainder of page left blank intentionally.]

RESULTS OF OPERATIONS

The following tables detail our consolidated statements of operations, the period-over-period rate of change in each of the line items and express these items as a percentage of revenue, for the periods indicated.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2005	% Change	2004	2005	% Change
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue	$159,962	$226,018	41.3%	$434,942	$640,704	47.3%
Operating costs and expenses:
Cost of services	114,364	168,299	47.2	311,548	475,787	52.7
Selling, general, and administrative	26,624	31,659	18.9	73,228	90,781	24.0
Depreciation and amortization	2,786	3,308	18.7	7,513	9,345	24.4

Total operating costs and expenses	143,774	203,266	41.4	392,289	575,913	46.8

Operating income	16,188	22,752	40.5	42,653	64,791	51.9
Interest income	391	970	148.1	1,205	2,247	86.5
Other income	—	—	—	153	—	(100.0)

Income before taxes	16,579	23,722	43.1	44,011	67,038	52.3
Provision for income taxes	6,383	9,028	41.4	16,950	25,181	48.6

Net income	$10,196	$14,694	44.1%	$27,061	$41,857	54.7%

	(unaudited, as a percentage of revenue)			(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	71.5	74.5		71.6	74.3
Selling, general, and administrative	16.6	14.0		16.8	14.2
Depreciation and amortization	1.7	1.5		1.7	1.5

Total operating costs and expenses	89.9	89.9		90.2	89.9

Operating income	10.1	10.1		9.8	10.1
Interest income	0.3	0.4		0.3	0.4
Other income	—	—		—	—

Income before taxes	10.4	10.5		10.1	10.5
Provision for income taxes	4.0	4.0		3.9	4.0

Net income	6.4%	6.5%		6.2%	6.5%

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenue

For the three months ended March 31, 2005, our revenue increased 41.3% to $226.0 million, from $160.0 million for the three months ended March 31, 2004. Revenue growth was driven primarily by our PRIME 2.2 Enterprise-Wide IT services contract with the United States Agency for International Development, or USAID; our Advanced Information Technology Services, or AITS, contract with the National Guard; our contract with the Federal Deposit Insurance Corporation, or FDIC; our Pentagon Wedge 2 subcontract with General Dynamics; and new national security engagements.

Cost of Services

For the three months ended March 31, 2005, cost of services increased 47.2% to $168.3 million, from $114.4 million for the three months ended March 31, 2004. This increase in cost of services was due primarily to the volume of services provided under the USAID, AITS, FDIC, and Pentagon Wedge 2 contracts and new national security engagements. As a percentage of revenue, cost of services increased to 74.5% in the three months ended March 31, 2005, from 71.5% in the three months ended March 31, 2004. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to certain larger clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, it should have a positive impact on our earnings and return on invested capital.

Selling, General and Administrative Expenses

For the three months ended March 31, 2005, selling, general and administrative expenses increased 18.9% to $31.7 million, from $26.6 million for the three months ended March 31, 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 14.0% for the three months ended March 31, 2005, from 16.6% for the three months ended March 31, 2004. This decrease as a percentage of revenue resulted from continued cost control measures taken by management to hold increases in these expenses to a rate below our revenue growth rate. We have been able to accomplish this by leveraging our central services model as we have won new contracts and integrated acquired companies into our systems and processes.

Depreciation and Amortization

For the three months ended March 31, 2005, depreciation and amortization increased 18.7% to $3.3 million, from $2.8 million for the three months ended March 31, 2004. As a percentage of revenue, depreciation and amortization decreased to 1.5% for the three months ended March 31, 2005, from 1.7% for the three months ended March 31, 2004.

Interest Income

For the three months ended March 31, 2005, interest income increased to $970,000, from $391,000 for the three months ended March 31, 2004. This increase reflected higher average cash and cash equivalents and investment balances and a general rise in interest rates.

Income Taxes

For the three months ended March 31, 2005, our effective income tax rate decreased to 38.1%, from 38.5% for the three months ended March 31, 2004. The decrease was due to one-time benefits from state tax refund claims from previous years. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

Revenue

For the nine months ended March 31, 2005, our revenue increased 47.3% to $640.7 million, from $434.9 million for the nine months ended March 31, 2004. Organic revenue growth was 41.0% for the period, with the remainder of growth attributable to our January 30, 2004 acquisition of Orion. Our organic growth was driven primarily by our PRIME 2.2 Enterprise-Wide IT services contract with USAID; our Pentagon Wedge 2 subcontract with General Dynamics; our AITS contract with the National Guard; and new national security engagements.

Cost of Services

For the nine months ended March 31, 2005, cost of services increased 52.7% to $475.8 million, from $311.5 million for the nine months ended March 31, 2004. This increase in cost of services was due primarily to the volume of services provided under the USAID, Pentagon Wedge 2, and AITS contracts, the increased volume of cost of services attributable to Orion’s existing contracts and new national security engagements. As a percentage of revenue, cost of services increased to 74.3% in the nine months ended March 31, 2005, from 71.6% in the nine months ended March 31, 2004. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to certain larger clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, it should have a positive impact on our earnings and return on invested capital.

Selling, General and Administrative Expenses

For the nine months ended March 31, 2005, selling, general and administrative expenses increased 24.0% to $90.8 million, from $73.2 million for the nine months ended March 31, 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 14.2% for the nine months ended March 31, 2005, from 16.8% for the nine months ended March 31, 2004. This decrease as a percentage of revenue resulted primarily from continued cost control measures taken by management to hold increases in these expenses to a rate below our revenue growth rate. We have been able to accomplish this by leveraging our central services model as we have won new contracts and integrated acquired companies into our systems and processes.

Depreciation and Amortization

For the nine months ended March 31, 2005, depreciation and amortization increased 24.4% to $9.3 million, from $7.5 million for the nine months ended March 31, 2004. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisition of Orion. As a percentage of revenue, depreciation and amortization decreased to 1.5% for the nine months ended March 31, 2005, from 1.7% for the nine months ended March 31, 2004.

Interest Income

For the nine months ended March 31, 2005, interest income increased to $2.2 million from $1.2 million for the nine months ended March 31, 2004. This increase reflected higher average cash and cash equivalents and investment balances and a general rise in interest rates.

Income Taxes

For the nine months ended March 31, 2005, our effective income tax rate decreased to 37.6%, from 38.5% for the nine months ended March 31, 2004. This decrease was due to one-time benefits from Virginia job creation tax credits from previous years and refund claims from prior federal and state income tax returns. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

SEASONALITY

Our quarterly operating margins have historically improved each quarter across our fiscal year. We typically experience a sequential decline in operating margin between our fiscal fourth quarter ending June 30 and our fiscal first quarter of the following year ending September 30. In the quarter ending September 30, we generally experience lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. In addition, we tend to adopt budgets for selling, general and administrative expenses at the beginning of our fiscal year and allocate them roughly flat across the quarters. This seasonality was not apparent in our consolidated financial results for the nine months ended March 31, 2005, however, we may continue to experience this seasonality and our future periods may be materially affected by it.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to make selective strategic acquisitions.

Prior to our initial public offering in May 2002, we relied on cash flows from operations and bank borrowings for our liquidity. In May 2002, we completed an initial public offering that resulted in net proceeds to us of approximately $94 million. In June 2003, we completed a follow-on offering that resulted in net proceeds to us of approximately $71 million. As of March 31, 2005, our total cash and investment balances were $230.3 million, or approximately $65 million more than the amount of net proceeds we received from our two stock offerings. Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of four acquisitions, with cash generated from our operations.

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

Net cash provided by operating activities was $64.7 million for the nine months ended March 31, 2005, compared to $39.7 million for the nine months ended March 31, 2004, or 1.5 times net income for both periods. The ratio of cash provided by operating activities to net income in the nine months ended March 31, 2005 was impacted by $8.5 million of additional tax benefits of stock option exercises and lower net working capital requirements primarily related to the timing of required vendor and tax payments as compared to the nine months ended March 31, 2004. As our revenue grows, our accounts receivable balances grow at approximately the same rate unless we reduce our DSO, while our payables to subcontractors, vendors and employees grow at a slower rate. We pay our employees twice per month and we pay our vendors and subcontractors based on varying terms, but generally not exceeding 45 days from the day we receive a valid invoice.

We used $17.9 million in net cash for investing activities in the nine months ended March 31, 2005, compared to $39.6 million in the nine months ended March 31, 2004. Three factors drive our investing cash outflows: capital expenditures, the purchase or sale of investments with maturities that exceed 90 days, and acquisitions. The higher amount of cash used for investing activities in the nine months ended March 31, 2004 was primarily the result of our acquisition of Orion in January 2004.

Net cash provided by financing activities was $11.6 million in the nine months ended March 31, 2005, compared to $7.1 million in the nine months ended March 31, 2004. On a recurring basis, our employees exercise stock options which results in the issuance of common stock. We also repaid all debt as of July 2003.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2005 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at March 31, 2005.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$195,988	$23,430	$43,951	$37,640	$90,967
Unconditional purchase obligations	897	897	—	—	—

Total contractual obligations	$196,885	$24,327	$43,951	$37,640	$90,967

Unconditional purchase obligations include commitments totaling approximately $900,000 to procure certain equipment required by one of our customers. In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

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

We must evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach. We performed our annual goodwill impairment analysis as of January 1, 2005. There was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it would have an adverse non-cash impact on our results of operations.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our three and nine month organic growth rates of 39.2% and 41.0%, respectively as follows:

	Three Months Ended March 31,
	2004	2005	% Increase
Revenue, as reported	$159,962	$226,018	41.3%
Plus: Orion revenue for January 1, 2004 through January 31, 2004	2,424	—	—

Organic Revenue	$162,386	$226,018	39.2%

	Nine Months Ended March 31,
	2004	2005	% Increase
Revenue, as reported	$434,942	$640,704	47.3%
Plus: Orion revenue for July 1, 2003 through January 31, 2004	19,392	—	—

Organic Revenue	$454,334	$640,704	41.0%

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 96%, 99%, and 99% of our revenue for fiscal 2002, 2003, and 2004, respectively, and 99% of our revenue for the nine months ended March 31, 2005. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 53%, 58%, 59%, and 55% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under four GWACs and more than 20 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2002, 2003, and 2004, and the nine months ended March 31, 2005, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 91%, 86%, 83%, and 78%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

The General Services Administration intends to combine two of its large GWACs, Millenia and ANSWER, and other specialized contracts under a new Alliant contract to be competitively awarded. We are presently a prime contractor on Millenia. If we do not win a position as a prime contractor on the new Alliant contract, we could lose revenue and our operating results could suffer.

On October 1, 2003, the Department of Defense issued a new interim rule providing that procurements of services that are not performance based or that are to be procured using a contract vehicle outside of the Department of Defense must be approved in advance. This rule could result in the Department of Defense limiting its future use of GWACs and GSA schedule contracts. In addition, the GSA is in the midst of a reorganization that may impact our customers’ ability or willingness to use GSA schedule contracts in the future. These or similar initiatives, if taken by the Department of Defense or other government agencies and departments, or the impact of the ongoing reorganization by GSA, could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for business from these organizations in the future may be harmed.

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

Our backlog was approximately $2.5 billion as of March 31, 2005, of which $459.2 million was funded. We currently expect to recognize revenue during the last quarter of fiscal 2005 from approximately 8% of our total backlog as of March 31, 2005. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of March 31, 2005 from which we expect to recognize revenue in the last quarter of fiscal 2005 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of March 31, 2005, our revenue and operating results for our 2005 fiscal year as well as future reporting periods may be materially harmed.

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

We must continue to hire significant numbers of highly qualified individuals in fiscal 2005 who have advanced information technology and technical services skills, who work well with our clients in a government or defense-related environment. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. If we encounter a tight labor market, as we did in the first half of fiscal 2001, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue.

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 35%, 30%, 30%, and 33% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and for the nine months ended March 31, 2005, respectively.

We may not be successful in identifying acquisition candidates, and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business.

One of our strategies is to pursue growth through acquisitions. We have completed acquisitions of four complementary companies that provide services in one of our three target markets. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Additionally, we may not be able to identify acquisition candidates that align as closely with our existing business as the companies we have acquired previously. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could harm our operating results.

If we are unable to integrate companies we acquire into our business successfully or to achieve the expected benefits of these acquisitions, our revenue and operating results may be impaired.

In April 2005, we acquired Touchstone. If we are unable to successfully integrate Touchstone, or other companies we have acquired or may acquire in the future, our revenue and operating results could suffer. We may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. In addition, we may experience increased attrition, including but not limited to key employees of acquired companies, following the integration of acquired companies that could reduce our future revenue.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the nine months ended March 31, 2005, we derived 46%, 34%, and 20% of our revenue from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 52%, 43%, 44%, and 46% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the nine months ended March 31, 2005, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 17%, 20%, 18%, and 20% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the nine months ended March 31, 2005, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 35%, 30%, 30%, and 33% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the nine months ended March 31, 2005, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment to our previously reported operating results. In April 2004, the Defense Contract Audit Agency issued audit guidance suggesting that a Federal Acquisition Regulation billing clause in GSA schedule contracts prohibits billing subcontractor or third-party consultant hours using the GSA schedule hourly rates under time-and-material contracts, but rather must be billed at cost. This is contrary to previously issued instructions from GSA, and contrary to industry practice. If DCAA were to prevail with this new interpretation, it could materially reduce profits and revenue on GSA schedule time-and-material orders. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and operating margins may be reduced.

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

In addition, as of March 31, 2005 we had approximately 130 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 53%, 58%, 59%, and 55% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the nine months ended March 31, 2005, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 43%, 41%, 40%, and 44% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the nine months ended March 31, 2005, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 96%, 99%, 99%, and 99% of our revenue for fiscal 2002, fiscal 2003, fiscal 2004, and the nine months ended March 31, 2005, respectively, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

As of April 22, 2005, Ernst Volgenau, our chairman, beneficially owned 128,578 shares of class A common stock and 6,434,187 shares of class B common stock, which represented approximately 66.1% of the combined voting power of our outstanding common stock. As of April 22, 2005, our executive officers and directors as a group beneficially owned an aggregate of 2,251,873 shares of class A common stock and 7,843,733 shares of class B common stock, which represented approximately 82.2% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

As of June 30, 2004, the carrying value of financial instruments approximated fair value. As of March 31, 2005, the fair value of our long-term investments was approximately $12.7 million, compared to the $12.9 million carrying value of those investments. These investments consist of corporate and municipal bonds with maturities of 16 months or less that we have classified as held to maturity.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the county of Fairfax, Virginia on the 2nd day of May, 2005.

SRA INTERNATIONAL, INC.

By:	/s/ RENATO A. DIPENTIMA
Renato A. DiPentima President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)