Form 10-K
period 2005-06-30
SRA INTERNATIONAL INC
filed 2005-09-13
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31334

SRA International, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	54-1360804
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4300 Fair Lakes Court, Fairfax, Virginia	22033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 803-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Class A common stock, $0.004 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The aggregate market value of SRA International, Inc. common stock held by non-affiliates of the registrant as of December 31, 2004, based upon the closing price of SRA International, Inc. class A common stock on the New York Stock Exchange for such date, was $1,052,891,556.

As of August 31, 2005, there were 39,275,098 shares outstanding of the registrant’s class A common stock and 15,089,828 shares outstanding of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the SRA International, Inc. annual meeting of stockholders, to be held on October 28, 2005, and to be mailed to stockholders of record as of September 16, 2005, are incorporated by reference into Part III of this Form 10-K.

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

Item 1. BUSINESS

OVERVIEW

We are a leading provider of information technology services and solutions to clients in national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the intelligence agencies, and other federal organizations with homeland security missions. We offer a broad range of services that spans the information technology life-cycle: strategic consulting; systems design, development, and integration; and outsourcing and operations management. In addition, to address recurring client needs, we develop business solutions for text and data mining, contingency and disaster response planning, information assurance, environmental strategies, enterprise architecture, network operations and management, enterprise systems management, and wireless integration services. We combine a comprehensive knowledge of our clients’ business processes with the practical application of advanced information technology tools, techniques, and methods to create value-added solutions for our clients.

We have provided information technology services and solutions to federal government clients for over 27 years and have longstanding relationships with many of them. We have served clients within the Departments of the Army, Navy, and Air Force, the Joint Chiefs of Staff, the Office of the Secretary of Defense, the Department of the Treasury, and the Federal Emergency Management Agency for over 20 years. We currently serve over 250 government clients on over 750 active engagements. Our business is diversified, with no single engagement accounting for more than 13% of our revenue during any of the last three fiscal years. For each of the last three fiscal years, we have been the prime contractor on engagements representing over 86% of our total revenue.

Our executive team includes the core group of senior executives that has built the company over the past two decades. Our founder and chairman, Ernst Volgenau, has been with us since our inception. Our 88 officers have an average tenure with our company of approximately 13 years, including any prior service with acquired companies. Our management team is supported by a high quality staff of over 4,000 people at June 30, 2005, of whom approximately 96% are professional staff. Our professional staff is highly educated, with approximately one-third possessing advanced degrees. In addition, over 50% of our employees hold federal government security clearances.

From fiscal 2001 to fiscal 2005, we increased our revenue at a compound annual growth rate of approximately 29.6%. Our revenue for the fiscal year ended June 30, 2005 was $881.8 million, a 43.2% increase over the prior fiscal year. As of June 30, 2005, our backlog was over $2.7 billion, of which $453.2 million was funded. As of June 30, 2004, our backlog was $2.1 billion, of which $338.7 million was funded. In January 2002, we acquired The Marasco Newton Group, Ltd., or MNG, our first government services acquisition. In January 2003, we acquired Adroit Systems, Inc., or Adroit, for its expertise in the areas of command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR. In January 2004, we completed our acquisition of ORION Scientific Systems, or Orion, a privately-held company focused on counterterrorism and counterintelligence. In April 2005, we acquired Touchstone Consulting Group, Inc., or Touchstone, a privately-held management consultancy with an established track record of serving senior executives in the federal government. Subsequent to June 30, 2005, we completed the acquisition of Galaxy Scientific Corporation, or Galaxy, a provider of systems engineering, information technology, and tactical communications services and solutions to the federal government. We expect these acquisitions will enable us to sell our services and solutions to a larger client base and to jointly pursue potential new opportunities.

INDUSTRY BACKGROUND

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by increases in national defense and homeland security programs, increased reliance on information technology outsourcing, demand for greater government efficiency and effectiveness, and the continuing impact of federal procurement reform. According to INPUT, an independent federal government market research firm, the federal information technology market is expected to grow at an annual rate of 5.9% from $59.2 billion in federal fiscal year 2005 to $78.8 billion in federal fiscal year 2010.

Increased Spending on National Defense and Homeland Security. The terrorist attacks of September 11, 2001 and subsequent events have intensified the federal government’s commitment to strengthen our country’s military, intelligence, and homeland security capabilities and increased the need for information technology capable of supporting these functions. We believe intelligence agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security, and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Homeland Security and the intelligence agencies are increasingly interested in enterprise systems that enable better coordination and communication within and among agencies and departments.

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

There are currently two widely used contract methods in federal procurement, single award/defined statement of work contracts and indefinite delivery/indefinite quantity contracts:

•	Single award/defined statement of work contracts. Under this contract method, which can take a year or more to complete, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Historically, single award/defined statement of work contracts were the most prevalent type of contract award used by federal government clients; however, the use of this type of contract has been declining for the past several years.

•	Indefinite delivery/indefinite quantity contracts. Under this contract method, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific indefinite delivery/indefinite quantity contracts; blanket purchase agreements, or BPAs; government-wide acquisition contracts, or GWACs; and General Services Administration, or GSA, schedule contracts. These umbrella contracts outline the basic terms and conditions under which federal government agencies may order services. Indefinite delivery/indefinite quantity contracts are typically managed by one agency, the sponsoring agency, and may be either for the use of a specific agency or available for use by any agency of the federal government. Indefinite delivery/indefinite quantity contracts available for use by any agency of the federal government are commonly referred to as government-wide acquisition contracts, or GWACs. Contractors within the industry compete to be pre-selected to perform work under an indefinite delivery/indefinite quantity contract. An ordering agency then issues delivery orders for services to be performed under the contract. If the indefinite delivery/indefinite quantity contract has a single prime contractor, only that contractor may be awarded delivery orders. If the contract has multiple prime contractors, the award of the delivery order typically will be competitively determined among the pre-selected contractors.

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

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with indefinite delivery/indefinite quantity contracts, BPAs, GWACs and GSA schedule contracts, these vehicles have been utilized frequently in the last several years.

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

To maximize our ability to deliver consistent results that successfully meet client needs, we have developed a proprietary project management and technical execution methodology, which we call ELITE. We train our project managers and technical leaders using this methodology, which emphasizes using mature, repeatable processes that reduce risk and maximize successful project completion. As a result, our company, including all its sectors and business units, has received a Capability Maturity Model Integrated, or CMMI, level 3 rating under the standards established by the Software Engineering Institute. This rating reflects that we have mature, repeatable processes that we believe help to reduce risk, improve technical delivery, contain costs, and meet demanding schedules. Often the federal government requires a CMMI level 3 rating as a qualification to bid on complex software development and systems integration projects.

We believe we are able to execute our approach successfully as a result of five core strengths:

Strong, Stable Management and Highly Skilled Personnel

Our executive team includes the core group of senior executives that has built our company over the past two decades. Our 88 officers have an average tenure with our company of approximately 13 years, including any prior service with acquired companies, providing extensive industry experience and strong continuity of management. Several members of our management team are former senior military officers or government officials who have deep knowledge of the federal government and its information technology needs. Our corporate culture fosters teamwork and excellence, which has contributed to our being named in 2005 by Fortune magazine as one of the “100 Best Companies to Work For in America” for the sixth consecutive year. This, in turn, has enhanced our ability to recruit and retain highly skilled personnel. Our professional staff is highly educated, with approximately one-third holding advanced degrees.

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

Proven Record of Past Performance

We have provided information technology services and solutions to the federal government for over 27 years and have longstanding relationships with many of our clients. In order to promote high quality results and client satisfaction, we emphasize long-term assignment of required staff and consistently review our project performance, including regularly surveying our customers regarding their perceptions of our performance. On competitively awarded engagements on which we were the incumbent, we have a renewal rate of at least 95% for each of the last three fiscal years. We calculate our contract renewal rate based on the number of engagements that come up for recompetition during the period and the number of those recompetitions that we win.

Key Positioning as a Prime Contractor

We are currently a prime contractor on four of the federal government’s five largest information technology services GWACs: Millennia, Millennia Lite, CIO-SP2i, and ITOP II. We hold six GSA schedule contracts and we are a prime contractor on more than 30 agency-specific indefinite delivery/indefinite quantity contracts. This broad contract portfolio gives us extensive reach as a preferred provider and enables us to deliver the full range of our services and solutions to any organization in the federal government. Serving as a prime contractor positions us to achieve better client relationships, to exert more control and influence over quality results, to have clearer visibility into future opportunities, and to earn enhanced profit margins.

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

Focus Our Applied Research and Development Investments to Enhance Our Core Business

We intend to continue to invest in applied research and development initiatives to enhance our competitive position within our business. For example, we have employed proprietary intellectual property developed through these initiatives in engagements relating to hyperspectral imagery, a virtual operations center, a sensor network analytical platform, visual radio frequency identification analyzer, foreign language text analysis, and information extraction systems which can automatically adapt to new extraction requirements.

Pursue Strategic Acquisitions

We plan to continue to pursue strategic acquisitions to complement internal growth and to position ourselves to capitalize on anticipated high growth areas. For example, we acquired MNG in January 2002, Adroit in January 2003, Orion in January 2004, Touchstone in April 2005, and Galaxy in July 2005. Our acquisition strategy is focused on firms that will enable us to cost-effectively add new clients, specific agency knowledge, or technical expertise. We intend to continue to selectively acquire high quality companies that accelerate our access to existing or new markets that we believe have strong growth dynamics.

OUR SERVICES AND BUSINESS SOLUTIONS

Our Services

We offer a broad range of information technology services that spans the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and operations management.

Strategic Consulting. We help clients formulate business and execution plans to improve performance, cost effectiveness, and quality of service. We assess current operations, develop targeted strategies and plans for improvement, define key priorities and accountabilities, and design enterprise architectures that capitalize on client investments in legacy systems while enabling them to make a seamless transition to modern technology environments. We work with leaders and their management teams to develop specific implementation plans that achieve the established strategies, effectively track and manage those implementation efforts, and measure and validate results.

Systems Design, Development, and Integration. Our services include project management, systems design, network and systems integration, security engineering, software development, database design and development, and independent test and evaluation. We analyze systems concepts, define requirements, develop operational prototypes, and integrate complex mission-critical systems that comply with a client’s enterprise architecture. Based on individual client requirements, we may design custom-built systems; integrate and implement commercial off-the-shelf solutions, such as those for supply chain management, Enterprise Resource Planning, or ERP, and case management; or a combination of both using service-oriented architecture principles and other industry best practices.

Outsourcing and Operations Management. We offer a wide range of managed services and outsourced solutions. We partner with our clients to consolidate and modernize existing infrastructures, improve customer service, and reduce the total cost of operations through effective use of industry best practices and performance-based contracting methods. We also support clients with operations management services, sometimes referred to as co-sourcing. Based on the particular needs of our clients, we may oversee their technical infrastructure, manage their applications and networks, or even operate their entire business processes in accordance with service-level agreements.

Our Business Solutions

We have developed business solutions that focus on specific business requirements that are common to many of our clients. These business solutions apply to clients within each of our target markets. Our core business solutions include contingency and disaster response planning, enterprise architecture, enterprise systems management, information assurance and critical infrastructure protection, network operations and management, privacy protection, text and data mining, and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. Our current business solutions are enhanced through our focus on applied research and development in the areas of natural language processing and information security.

Contingency and Disaster Response Planning. Natural disasters, technological emergencies, and national security incidents can quickly and completely disrupt an organization’s critical business processes and infrastructures and result in the loss of data and equipment. Such events can also disrupt the nation’s critical infrastructure and place citizens at risk. We provide a range of solutions to help clients prepare for, respond to, and recover from disasters and emergencies and lessen their potential effects. We assist with continuity of operations and government, disaster response and recovery, crisis communications, and critical infrastructure planning. We provide expertise during all phases of the emergency management planning cycle, including preparedness and prevention, response, recovery, and mitigation. In addition to helping clients develop plans, we supplement them with standard operating procedures to guide personnel in carrying out their assignments. We also design and implement programs to train personnel for emergency activities, and we are engaged in designing and delivering exercises to validate plans, procedures, responsibilities, and resources. To assist in the planning process and to support crisis and recovery operations, we help our clients select and utilize the best available off-the-shelf system or design a customized automated system based on specific requirements.

In fiscal 2005, we were awarded new contracts with the Department of Homeland Security, or DHS, the Federal Emergency Management Agency, and the U.S. Geological Service, as well as with state and local government clients. For DHS, we are designing a comprehensive training program to assist in integrating the various organizational elements of the Department. As a subcontractor to Scitor Corporation, we are helping the Air Force Directorate of Homeland Security to assess and develop homeland defense strategies. We were also chosen by the Greater Nashville Homeland Security District 5 to design, develop, and deliver what we believe is the country’s largest local emergency preparedness exercise.

Enterprise Architecture. Federal agencies need to leverage their information technology resources to best maximize their investments and function at peak effectiveness and efficiency. To do this, they need an enterprise architecture—a framework or blueprint that identifies and links processes, systems, databases, technology, and organizations. Agencies can use enterprise architecture to streamline and standardize their business processes and computer systems with common hardware and software and to ensure that the components are able to communicate and more easily share and reuse data. An enterprise architecture enables an agency to assess its needs and requirements and to organize disparate, nonintegrated business and technology systems, helping to deliver improved program performance and to meet key mission objectives. The continuing importance of national security reinforces the need for interoperability across the many systems and databases throughout the federal government. We have extensive experience gained from ongoing engagements with federal clients, including the Environmental Protection Agency, or EPA, Government Accountability Office, or GAO, and IRS, Missile Defense Agency, National Institutes of Health, or NIH, U.S. Air Force, and the U.S. Army, across the full enterprise architecture life cycle. We provide expertise in implementing and executing enterprise architecture guidance from the Office of Management and Budget, the Federal Chief Information Officer Council, and the GAO, and we leverage industry-wide enterprise architecture best practices to help our clients achieve frequent, measurable successes and value-added performance. We continue to provide enterprise architecture program planning, policy, and management support; development and maintenance of as-is, target, and transition architectures; change management and architecture governance strategies; and the use of enterprise architecture information to support information technology capital planning and investment control.

In fiscal 2005, we were awarded new contracts to provide enterprise architecture development support to the National Aeronautics and Space Administration, Air Force SPACECOM, Army NETCOM, and the State of Georgia. Examples of our enterprise architecture solutions include the dashboard we created for the IRS to give information technology staff immediate insight into the performance of their architectural efforts and the standard process we are creating for the Department of Defense, or DoD, that integrates the DoD architecture framework with their information technology portfolio management practices to measure and improve information technology performance, support, and mission alignment.

Enterprise Systems Management. We provide enterprise systems management services to help our clients reduce the costs and complexity of managing their disparate and geographically dispersed information technology infrastructures. By applying advanced business service management solutions, we help to align infrastructure and application performance to mission-critical processes. We believe the result is lower operational costs, increased mission responsiveness, and greater value for the end user. This approach to managing information technology infrastructure is designed to ensure that changes are made in accordance with business needs and governance planning. Our enterprise systems management offering consists of an integrated set of best practices developed over years of experience with government and commercial clients. Our services include asset management, performance monitoring and reporting, software distribution and patch management, and data back-up and recovery. For example, this year we redesigned and implemented enterprise asset management solutions to reduce operating costs and increase user service levels for the GAO and U.S. Army. Our enterprise systems management offering integrates closely with our wireless and security offerings. To implement our enterprise systems management processes, we use our expertise in selecting and integrating commercial off-the-shelf software tools, including products from BMC Software, IBM Tivoli, Computer Associates, Hewlett-Packard, and Peregrine Systems.

Information Assurance and Critical Infrastructure Protection. Today’s enterprise systems and the key information they carry are sophisticated, complex, and often at risk from increasing and evolving threats that include physical attacks, cyber-terrorists and cyber-thieves, hackers, and natural disasters. The key information these systems store, transmit, and process is crucial to organizational missions and to protecting business-sensitive and confidential information about customers and employees. Our clients need the ability to allow authorized users to access the data and systems necessary to conduct business and at the same time protect their information assets and secure their infrastructures against such vulnerabilities. We have a comprehensive information assurance program to enable our clients to better meet the challenges they face, both on a daily basis and to improve their overall information security programs. We have been evaluated by the National Security Agency for its Information Assurance Capability Maturity Model and rated at maturity level three in four process areas. Our information assurance services enable our clients to ensure process continuation. They include security engineering, threat and vulnerability analysis, systems certification and accreditation, regulatory compliance, penetration testing, intrusion detection and response systems, backup and recovery planning, incident response and forensic services, and security awareness training. We also work with clients to help them meet Federal Information Security Management Act, or FISMA, reporting requirements with a focus on improving their FISMA scorecards. Our clients include the Departments of Commerce, Defense, Justice, Health and Human Services, Homeland Security, and the Treasury; the EPA; the Federal Deposit Insurance Corporation, or FDIC; GAO; the Securities and Exchange Commission; and the U.S. Agency for International Development, or USAID.

Network Operations and Management. We have extensive experience in providing innovative network engineering solutions to help our clients obtain the greatest value from their existing information and knowledge assets while ensuring their ability to quickly, efficiently, and securely transfer information. Our expertise also includes selecting, integrating, and maintaining commercial-off-the-shelf products and developing custom solutions for our clients’ needs, which helps them to improve productivity and decrease costs. Our services include network design and migration; systems and database administration; proactive monitoring for network performance and availability; enterprise backup and recovery; and video and data network consolidation. We deliver network engineering services to the Puget Sound Naval Shipyard, NIH, USAID, and GAO. For FDIC, we provide data center operations and network administration to support its information technology infrastructure. Additionally, we continue to operate and manage the Army National Guard enterprise network that supports more than 80,000 users.

Privacy Protection. Today’s information technologies allow for the expanded use of the Internet in service delivery, increased use of data mining to support national security and law enforcement, and growing information sharing between government organizations. All of these activities have the potential to impact the privacy of individuals whose data is involved. Addressing privacy concerns requires developers of information systems to incorporate and validate privacy protections in systems and processes. In fiscal 2005, we launched a privacy protection program to provide proactive, comprehensive, and innovative solutions to privacy concerns by identifying and mitigating potential risks during all phases of systems design and development. Our solutions are designed to help clients ensure the protection of personal data gathered by government systems, ensure that privacy protections are integrated with security throughout planning and operation of information technology systems, and enhance privacy risk mitigation through proactive approaches. We also provide privacy training for personnel, develop privacy impact assessments, help integrate privacy policy across a federal agency or department, and offer strategic consulting on business processes that support privacy. Key clients of our privacy program include DHS, where we provide support and strategic advice on privacy and related issues. In addition, we assist HHS in determining appropriate measures for safeguarding employment information and complying with federal privacy requirements.

Text and Data Mining. We use advanced data and text mining technologies to enable our clients in national security, civil government, and health care and public health to extract value from vast amounts of electronic information. We apply sophisticated data and text mining algorithms and technologies to help clients manage, analyze, and obtain the full benefit of information contained in their internal data repositories as well as the enormous amount of information available online. Our NetOwl® text mining software tools support clients including DoD, intelligence agencies, law enforcement agencies, homeland security agencies and first responders, large online content providers, and other information-intensive organizations. NetOwl is designed to effectively collect, search, organize, and analyze large amounts of unstructured text data. Our text mining software automatically analyzes English, Arabic, Chinese, Farsi, French, Korean, and Spanish text by applying advanced natural language understanding technologies and extracting the most valuable content, which would otherwise be inaccessible. This year, we combined the capabilities of our ORIONMagic® knowledge management software, which helps clients to cull through gigabytes of information, store the most relevant pieces, and analytically scour each piece with those of NetOwl to offer clients new ways to manage, exploit, and analyze large amounts of enterprise data. We use data mining and business intelligence solutions to analyze and find relationships in large collections of data in databases, data marts, data warehouses, spreadsheets, and text. We store the data in an analytical data warehouse and apply patterns to it to identify desired conditions. We apply data mining techniques to discover meaningful patterns of interest: activity, trends, and relationships. We apply data mining to projects ranging from basic research to application development to analytical development. For example, we develop predictive models for the IRS that are applied to income tax refund requests to detect fraud more efficiently than previous, labor-intensive solutions. Also, as a subcontractor to TriCenturion, we are examining Medicare claims from over 30 states for potential billing errors and fraud.

Wireless Integration Services. We create wireless technology solutions designed to meet client needs for portability, flexibility, and higher employee and organizational productivity. We believe our wireless integration services enable clients to expand their infrastructures cost-effectively to the wireless enterprise, making information more accessible while also providing necessary security and reliability. Our services include full life cycle consulting and security planning, enterprise deployment and integration, and application development. For example, in fiscal 2005 we were awarded a contract with the Department of Justice Wireless Management Office to design a security program for the Department’s integrated wireless network. For the Office of the Secretary of Defense Washington Headquarters Service, we designed, developed, and implemented an application that leveraged the BlackBerry® Enterprise Server™ for continuity of operations services to provide critical information in crisis situations. We are also helping several clients to develop enterprise wireless infrastructures for their staff and visitors. Solutions we have implemented include distributed antenna systems to transmit cellular signals to normally unreachable locations and a wireless local area network deployment for the federal government, serving more than 20,000 users.

TARGET MARKETS

We deliver our information technology services and business solutions primarily to federal government clients within three target markets:

•	national security, which consists of two components:

•	command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR, and

•	information systems for the Department of Defense;

•	civil government, including state and local governments; and

•	health care and public health.

We also provide information technology services and business solutions to a few commercial clients.

The following is a summary of our business in each of our markets:

	Total revenue		Contract backlog as of June 30, 2005
Market	Fiscal year ended June 30, 2004	Fiscal year ended June 30, 2005
	(in millions)
National security	$380.6	$528.4	$1,155.8
Civil government	148.8	262.7	1,489.6
Health care and public health	80.6	85.6	103.9
Commercial	5.8	5.1	0.8

Total	$615.8	$881.8	$2,750.1

National Security

We view the national security market as consisting of two distinct components: C4ISR and defense information systems.

Command and Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance. We deliver new capabilities and improved performance in critical national security functions such as command and control, communications, law enforcement, and national intelligence. Our work supports mission-critical information systems and applications for the agencies and organizations of the Departments of Defense, or DoD, and Homeland Security, or DHS. Our services to these clients include program management; systems development and integration; intelligence, surveillance, and reconnaissance; and counterintelligence, counterterrorism, and law enforcement solutions.

The Distributed Common Ground System, or DCGS, is the Air Force’s multi-intelligence, network-centric weapon system that generates decision quality information for the Joint Task Force and the Air Operations Center. In fiscal 2005, we were awarded a new contract to support the DCGS formal training unit at Goodfellow Air Force Base in Texas by developing Web-based course technology, interactive courseware, and e-learning solutions.

DoD’s Defense Advanced Research Projects Agency, or DARPA, Tactical Technology Office, or TTO, is responsible for planning, implementing, and managing programs in advanced military research that emphasize system and subsystem approaches to technology development, particularly for unmanned, space, and land systems. In fiscal 2005, we won a new contract to assist TTO in strategic planning and evaluating relevant technologies developed by industry, universities, and military laboratories. Our services include business financial management, Web development and maintenance of internal and external DARPA Web sites, and archive management.

In fiscal 2005, We attained a significant milestone in support of the Pentagon Renovation Program by successfully completing the new National Military Command Center, or NMCC. The NMCC is the nation’s primary command and control center serving DoD. As a key subcontractor to General Dynamics Network Systems, we engineered, designed, installed, and tested over 60 systems, relocated personnel, and implemented 24 briefing and display facilities in the new NMCC.

We are a member of the Smart Border Alliance team led by Accenture, selected in 2004 by the Department of Homeland Security to design and implement the U.S. Visitor and Immigrant Status Indicator Technology, or US-VISIT program. US-VISIT helps to secure U.S. borders, facilitate the entry and exit process, and enhance the integrity of the U.S. immigration system while respecting the privacy of visitors. As a major subcontractor to Accenture, we have lead responsibility in providing privacy, performance engineering, continuity of operations and risk assessments, and information assurance and information technology security services.

The Missile Defense Agency, or MDA, has the mission of facilitating the integration of leading-edge and emerging technologies into an effective acquisition policy for missile defense. Since 2002, we have provided information architecture and engineering support to help establish an enterprise information management system for MDA. Under a new contract awarded in fiscal 2005, we will continue to support the enterprise information management system with program management, information technology management and development, systems engineering, strategic and implementation planning, change management, enterprise architecture maintenance and enhancement, and information technology training services.

We apply our advanced technology to help clients across the U.S. intelligence community collect, analyze, and disseminate critical, time-sensitive information. We provide solutions in foreign language text understanding, information extraction, data mining, enterprise architecture, decision support, systems integration management, network engineering, and information assurance. Our intelligence analysis capability uses our text mining and Web-based technologies to explore the massive amounts of domain information and data available in both classified and unclassified environments.

We work with the Air Force Research Laboratory to investigate how the United States Air Force, or USAF, currently hires, trains, and retains its ground-based and airborne crypto logic linguists in support of current and future operations. Our collection and analysis of data from defense language training facilities and the crypto logic linguist technical school is helping senior USAF decision makers determine how best to enhance the number and capabilities of these linguists.

The Drug Enforcement Administration, or DEA, is the primary federal agency responsible for enforcing controlled substance laws and regulations and for non-enforcement programs, such as drug diversion, that reduce their illicit availability. In fiscal 2005, DEA selected us to provide enterprise-wide engineering services to help sustain and modernize the DEA information technology infrastructure under the performance-based Firebird Infrastructure Technology Services, or FITS contract. The objective of FITS is to quickly, efficiently, effectively, and economically provide the standard automation platform and infrastructure to support DEA employees worldwide. The core DEA network supports over 15,000 users at over 350 domestic sites and 76 foreign locations. We provide program management, systems engineering and integration, and analysis and implementation of emerging technologies to sustain and improve the reliability and availability of DEA systems and the entire infrastructure to support their national mission.

Defense Information Systems. As part of our service to the national security market, our defense sector develops information technology services and solutions for clients across the DoD. We currently support the Office of the Secretary of Defense, the defense agencies, the Joint Chiefs of Staff organizations, the three military departments, the four military services, and the command structure. We believe we play a major role in the transformation of the U.S. military to a networked fighting force by designing, developing, integrating, and implementing complex systems to help create a single network-centric enterprise. With more than 25 years’ experience serving the defense market, we are recognized for our expertise in logistics, transportation, acquisition, personnel, finance, network infrastructure, and installation management.

The U.S. Navy’s Military Sealift Command provides ocean transportation of equipment, fuel, supplies, and ammunition to sustain U.S. forces worldwide. Under a new contract awarded in fiscal 2005, we are responsible for ensuring that transport ships receive technical and operational maintenance for their information technology systems. Services provided by us include project management, administration and management of the afloat operations center, infrastructure and communications support, hardware and software upgrades and integration, and user training.

Since 1998, we have played a leading role in planning and integrating automatic identification technology, or AIT, into military logistics processes. Bar coding, Radio Frequency Identification, or RFID tags, smart cards, and contact memory buttons are examples of AIT technologies used to enable the DoD to track military personnel, equipment, and cargo worldwide. Effective use of AIT streamlines DoD’s business processes and enhances warfighting capabilities. In fiscal 2005, we were awarded a new contract to continue a broad range of services, including preparing AIT policy, identifying and evaluating emerging technologies, and integrating AIT into processes throughout the defense supply chain.

We continue to operate and maintain the enterprise operations center for GuardNet XXI, a nationwide communications structure that supports the Army National Guard’s mission by serving as the communication channel for voice, video, and data between the Department of the Army and the 50 states, four U.S. territories, and the District of Columbia. This includes round-the-clock operations of the wide-area network, encompassing network security, enterprise directory services, e-mail systems, video operations, and engineering support. In fiscal 2005, we helped modernize the enterprise network by implementing more secure firewalls and supporting the conversion of the existing legacy network to an industry-standard Internet protocol network, reducing costs and offering better performance scalability. We also developed a centralized help desk to receive, route, and quickly resolve user information technology support requests.

Under the Advanced IT Services contract, we are the single systems integrator providing enterprise-wide technology services to the Army’s reserve components, the Army National Guard, and the U.S. Army Reserve. We contribute overall program management, life cycle maintenance of the Reserve Component Automation System, and fielding and support of the Distributive Training Technology Project. In fiscal 2005, we continued to deliver analysis and implementation of emerging technologies, such as Active Directory and Exchange 2003, designed to significantly enhance security, remote access, server reliability, and system scalability. We believe that the storage area network upgrade we are delivering will offer more reliable and flexible data storage for many of the Army National Guard’s key business applications.

We have supported DoD’s Defense Manpower Data Center, or DMDC, with both information technology and analytical support services for more than 20 years. Under a new five-year contract awarded in fiscal 2005, we continue to furnish survey design, data collection, data management, and statistical analysis services to help DMDC formulate, monitor, and refine policies and programs affecting the morale, compensation, benefits, and readiness of DoD personnel and their families.

The services we provide to the U.S. Army Network Enterprise Technology Command, or NETCOM, are an integral part of the Army’s information technology transformation program. The fully integrated enterprise architecture we are developing to support the modular Army, Army organizations operating in a joint service environment, and tactical network operations will help lower total cost of ownership and ensure a stable, effective, and efficient information technology infrastructure for all phases of Army operations. We also support NETCOM’s technology infusion initiative with engineering support for the Army’s standard storage area network to be implemented in network operations centers worldwide.

The Military Surface Deployment and Distribution Command manages DoD’s $1.8 billion Personal Property Program and is responsible for moving over 500,000 shipments annually for the military services, DoD agencies, and the U.S. Coast Guard. We are developing a single, Web-based personal property system to integrate and automate all DoD processes that support military family moves worldwide. The new system, part of the DoD “Families First” initiative, is designed to streamline the personal property movement process and aligns with ongoing DoD transportation reengineering and business improvement initiatives. Under this engagement, we perform project management, requirements analysis, systems integration, information assurance, database development, and integration of commercial off-the-shelf customer relationship management and supply chain management technologies. Overall contract scope includes the design, development, deployment, operations, and maintenance of the system.

Civil Government and Health Care and Public Health

We are helping to reshape the way civil agencies across the federal government use advanced technologies to improve information sharing, enhance productivity, and deliver better services to citizens. We help our clients take advantage of new technologies while focusing on their core missions to deliver high-quality services. Our clients include the Departments of Agriculture, Commerce, Justice, Labor, Transportation, the Treasury, and Veterans Affairs; the EPA; the FDIC; the GAO; the Library of Congress; the National Archives and Records Administration; and health care organizations throughout the federal government.

Under the Information Technology Support Services-3 contract, we are delivering a broad range of information technology services and solutions across the Department of Justice, or DOJ. The support we provide to the U.S. Trustee Program—the component of DOJ that enforces the nation’s bankruptcy laws and regulations—includes systems design and development and database management services to help manage automated case management, Chapter 11 quarterly fees collection, criminal enforcement tracking, and electronic case filing systems. We also work with the Office of the Chief Information Officer within the Justice Management Division to enhance the performance of databases and servers. For the Wireless Management Office, we are developing system security plans, preparing security policies and a security training program, and evaluating and enhancing the security architecture of DOJ’s integrated wireless network. In addition, we provide a full range of information technology security training-related services to the Federal Bureau of Investigation to help plan and implement the security awareness and education services required to protect the Bureau’s information technology systems.

Millions of American families rely on the receipt of child support to help meet their monthly expenses. Under a new contract awarded in fiscal 2005, we continue to work with the Department of Health and Human Services, or HHS, Office of Child Support Enforcement, or OCSE, to manage and monitor the development, operation, and enhancement of the expanded Federal Parent Locator Service, or FPLS. OCSE uses FPLS to integrate information provided by states and territories, assist them in locating individuals who are delinquent in their child support payments, and take necessary enforcement actions to obtain the payments that are owed. OCSE also uses the information to initiate federal enforcement actions as appropriate, including tax and administrative offsets, as well as passport denial. We provide program management, technical monitoring, and technical and operational support for the program. In 2004, FPLS systems helped to collect more than $20 billion in child support payments and contributed to the Department of Education’s collection of over $2.7 billion on defaulted education loans and grant overpayments.

Since 2002, we have assisted HHS with the design, development, installation, and support of the Department’s enterprise-wide public-key infrastructure, or PKI, program. This program enables HHS—which includes users at the National Institutes of Health, Centers for Disease Control and Prevention, Food and Drug Administration, and Centers for Medicare & Medicaid Services—to communicate electronically and securely with organizations and individuals to collect and transmit sensitive information within the Department as well as with external organizations. HHS awarded a new contract to us in fiscal 2005 to continue operation of the existing PKI system and enhance system functionality, user registration, and outreach activities to encourage system acceptance and use.

Our civil sector has a long history of delivering services and solutions to the EPA as well as other government organizations with environmental missions. We are now using the expertise gained in these engagements to develop solutions for clients in the defense marketplace with environmental programs. This year, we were one of five prime contractors selected by the Air Force Center for Environmental Excellence, or AFCEE, to provide environmental engineering, management, technical, and analytical services under the Global Engineering, Integration, and Technical Assistance 05 contract. We support AFCEE and its customers—including the Air Force major commands, Air Force bases, the Air Force Real Property Agency, and the Air Force Institute for Operational Health—with environmental compliance and restoration, conservation, and planning; military family housing; pollution prevention; and base operations and maintenance.

The Disaster Credit Management System we integrated for the Small Business Administration is a Web-enabled, electronic loan application processing system that offers online access to credit information and accelerates approval of disaster loans. Under a new contract awarded in fiscal 2005, we continue to implement software changes, maintain software and hardware architectures, update system documentation, and support all operations associated with the system. Since the system went live in 2004, SBA has successfully used DCMS to provide loan processing services to victims of more than 100 disasters.

The EPA’s Climate Protection Partnerships Division, or CPPD, promotes the use of energy-efficient technologies to save energy, cut energy bills, enhance economic growth, and reduce emissions of greenhouse gases. ENERGY STAR, a joint program run by EPA and the Department of Energy, is a voluntary labeling program designed to identify and promote energy-efficient products. In 2001, EPA chose us to begin an effort to consolidate, upgrade, and modernize its existing hardware and software applications to achieve cost reductions and performance improvements. Under a new contract awarded in fiscal 2005, we are continuing this modernization and developing the next generation information management and database system. In fiscal 2005 we worked with EPA to design a Web-based system to automate a quarterly ENERGY STAR-qualified homes reporting process and implemented the Homes Online Submission Tool, or HOST Web application. HOST is designed to enable online submission of the quarterly reports, improve processing time, and reduce EPA workload. We also expanded a Web-based portfolio management tool to give energy performance ratings capabilities to energy service companies, and are engineering a Web services application that connects to an ENERGY STAR National Energy Performance Rating system.

EXISTING CONTRACT PROFILE

Contract Types. As of June 30, 2005 we had over 750 active contract engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. Cost-plus-fixed-fee contracts specify the contract fee in dollars. Cost-plus-award-fee contracts may provide for a base fee amount plus an award fee that varies, within specified limits, based upon the client’s assessment of our performance as compared to contractual targets for factors such as cost, quality, schedule, and performance.

Time-and-materials contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit or could incur a loss.

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

Our historical contract mix, measured as a percentage of total revenue for the periods indicated, is summarized in the table below.

	Year Ended June 30,
	2003	2004	2005
Cost-plus-fee	43%	44%	46%
Time-and-materials	37	38	34
Fixed-price	20	18	20

Government Wide Acquisition Contracts and GSA Schedule Contracts. We are a leading supplier of information technology services and solutions to federal government clients under GWACs and are currently a prime contractor on four of the five largest information technology services GWACs, measured by the aggregate dollar amount of delivery order awards as of June 30, 2005. We also hold six GSA schedule contracts: Schedule 70, MOBIS, Environmental Advisory Services, Professional Engineering Services, Logistics Worldwide, and Unmanned Aerial Vehicle Systems and Related Services. GWACs and GSA schedule contracts are popular contract award methods, offering more flexible, cost-effective, and rapid procurement processes.

The following table sets forth our GSA schedule contracts and the GWAC contracts on which we currently act as a prime contractor. The period of performance indicated below includes all option years.

Contract name	Host agency	Period of performance	Contract ceiling value
			(in billions)
CIO-SP2i	NIH	December 2000–December 2010	$20.0
ITOP II (ISE, SOM)	GSA FAS	January 1999–January 2006	10.0
Millennia	GSA FAS	April 1999–April 2009	25.0
Millennia Lite	GSA FAS	June 2000–June 2010	20.0
GSA Schedule 70	GSA FAS	May 1997–May 2007	No ceiling
GSA MOBIS	GSA FAS	June 1998–September 2007	No ceiling
GSA EAS	GSA FAS	September 1999–August 2009	No ceiling
GSA PES	GSA FAS	October 2000–September 2005	No ceiling
GSA LOGWORLD	GSA FAS	August 2004–August 2009	No ceiling
GSA UAV	GSA FAS	June 2001–May 2006	No ceiling

Revenue under our GWAC and GSA schedule contracts accounted for 62% of our total federal government revenue in fiscal 2003, 64% in fiscal 2004 and 60% in fiscal 2005.

The GSA intends to combine two of its large GWACs, Millennia and ANSWER, and other specialized contracts under a new Alliant contract to be competitively awarded. We expect the GSA to award the new Alliant contract in 2006. Therefore, it is likely that the period of performance for the Millennia contract will not extend to April 2009. However, as long as the Millennia contract is active, task orders with periods of performance for up to five years may still be issued under the contract.

BACKLOG

As of June 30, 2005, our backlog was over $2.7 billion, of which $453.2 million was funded. As of June 30, 2004, our backlog was $2.1 billion, of which $338.7 million was funded. We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We currently expect to recognize revenue during fiscal 2006 from approximately 22% of our total backlog as of June 30, 2005. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014.

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

SUBCONTRACTORS

When we act as a prime contractor, as we typically do, we derive revenue either through our own work or through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us as a prime contractor to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on a project or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 30%, 30%, and 32% of our revenue for fiscal 2003, 2004, and 2005, respectively. No single subcontractor performed work that accounted for more than 5% of our revenue during any of the last three fiscal years.

APPLIED RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

We are dedicated to giving our clients the innovative solutions they need to meet their most difficult technology challenges, both now and in the future. Our research and development team is at the forefront of emerging technology, working closely with professionals from across the company to determine our clients’ needs and align our investments to meet those needs.

We have pursued both internally-funded and government-funded research and development for more than 20 years in areas such as data mining, natural language understanding, knowledge management, information assurance, and wireless applications. We combine our advanced technical knowledge with domain expertise to anticipate, identify, and develop cutting-edge solutions that enable our clients to improve the way they do business and achieve their missions.

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

CLIENTS

Our federal government clients typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate client so long as that client has independent decision-making and contracting authority within its organization. We consider each office or division within an agency or department, which directly or through a prime contractor, engages us, to be a separate client. The National Guard, as a client group, accounted for approximately 13% and 11% of our revenue in fiscal 2004 and fiscal 2005, respectively. The United States Agency for International Development, or USAID, as a client group, accounted for approximately 12% of our revenue in fiscal 2005. No other client or client group accounted for more than 10% of our revenue in any of the last three fiscal years.

In our fiscal year ended June 30, 2005, federal government clients accounted for 99% of our revenue, with the remaining 1% attributable to commercial clients. In our fiscal year ended June 30, 2005, we derived approximately 60% of our revenue from national security clients, approximately 30% from civilian agencies and departments, approximately 10% from health care and public health clients, and less than 1% from commercial clients. We currently support 13 of the 15 federal departments in the executive branch, all branches of the military services, and the judicial and legislative branches of the federal government. No single engagement accounted for more than 12% of our revenue in fiscal year 2005.

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

Department of Energy

Department of Justice

Department of the Interior Department of Labor

Department of State

Department of Commerce Department of Veterans Affairs Department of Transportation:

    Federal Aviation Administration Department of Agriculture U.S. Agency for International Development Environmental Protection Agency Small Business Administration National Archives and Records Administration Library of Congress General Services Administration Government Accountability Office Administrative Office of the U.S. Courts Pension Benefit Guaranty Corporation National Aeronautics and Space Administration Office of Personnel Management Federal Deposit Insurance Corporation Securities and Exchange Commission Executive Office of the President

    Office of Management and Budget

Department of Health and Human Services:

Office of the Secretary

National Institutes of Health

Food and Drug Administration

Centers for Disease Control and Prevention

Health Resources and Services Administration

Administration for Children and Families

Centers for Medicare & Medicaid Services

Department of Defense:

Assistant Secretary of Defense for Health Affairs

Army Medical Command

Office of the Army Surgeon General

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

Primary responsibility for identifying, qualifying, bidding, and winning new competitive procurements, either for new clients or for large strategic new programs within existing clients, rests with our centralized federal sales and marketing organization. We have approximately 70 experienced sales and marketing professionals that perform business development, task order sales, corporate communications, procurement support, pricing, and proposal development. Members of our sales and marketing organization work closely with their counterparts in our business units as we compete to win new business.

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

EMPLOYEES AND CORPORATE CULTURE

Our success as an information technology services and solutions company is highly dependent on our employees. We believe we have been successful in developing a culture that enables our employees to succeed. We emphasize three essential attributes—an ethic of honesty and service, quality work and client satisfaction, and caring about our people. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings, and internal communications. Our active recruiting effort is aligned with our strategic business units and relies heavily on employee referrals in addition to a variety of other recruiting methods. Our primary source of our new recruits is employee referrals, which accounted for approximately 42% of our new hires in fiscal 2005. We have found these referrals to be a reliable source of excellent employees. As a result of our continued focus on our employees, in 2005 we were named by FORTUNE magazine as one of the “100 Best Companies to Work for” for the sixth consecutive year.

As of June 30, 2005, we had over 4,000 employees. Over 50% of our employees have federal government security clearances. Approximately 96% of our employees are information technology and other professionals or managers, and approximately 4% are administrative managers or support specialists. Our professional staff is highly educated, with approximately one-third holding advanced degrees. We have no employees represented by collective bargaining agreements, and we consider our relations with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of August 31, 2005, are as follows:

Name	Age	Title
Renato A. DiPentima	64	President and chief executive officer
Stephen C. Hughes	49	Executive vice president, chief financial officer and chief of finance and administration
David A. Kriegman	59	Executive vice president and chief operating officer
Barry S. Landew	47	Executive vice president for corporate development
Ernst Volgenau	71	Chairman of board of directors

Renato A. DiPentima has served as chief executive officer since January 2005, and as president since October 2003. From October 2003 to January 2005 he served as chief operating officer. He was senior vice president and president of our consulting and systems integration division since we formed it in January 2001. From July 1997 to January 2001, he served as president of our government sector, overseeing government business, projects, and contracts. From July 1995 to July 1997, Dr. DiPentima served as vice president and as our chief information officer. Prior to joining us, Dr. DiPentima held several senior management positions in the federal government, most recently serving as deputy commissioner for systems at the Social Security Administration, from May 1990 to June 1995.

Stephen C. Hughes is our executive vice president, chief financial officer and chief of finance and administration. He has served as our chief financial officer since March 1996 and became executive vice president in August 2005. From May 1993 to August 2005 he served as senior vice president of finance and accounting. From March 1989 to May 1993, he was our vice president of finance; from April 1986 to March 1989, he served as our comptroller; and from 1984 to 1986, he served as our manager of accounting. Mr. Hughes practiced in the computer audit and tax groups of Coopers and Lybrand, which is now a part of PricewaterhouseCoopers LLP, from 1983 to 1984.

David A. Kriegman is our executive vice president and chief operating officer. Prior to assuming the chief operating officer position, he was the senior vice president and director of SRA’s Defense Sector. From 1991 to 1995, he served as the deputy director of SRA’s Software Development Group. Since he joined SRA in 1983, Mr. Kriegman has served in various leadership positions with us, including project manager for several major system and software development projects.

Barry S. Landew is our executive vice president for corporate development. He has served as our vice president for corporate development from 1989 through April 1993 and became executive vice president in August 2005. In April 2000, Mr. Landew was also named president of SRA Ventures where he led efforts to develop our intellectual property, including creating new companies targeted at commercial markets. From 1980 to 1989, he served in various positions with us, including software engineer, program manager, and the head of our proposal development unit.

Ernst Volgenau is our founder and serves as chairman of our board of directors. Dr. Volgenau served as our chief executive officer from our inception in 1978 to January 2005. He also served as director from inception to October 2003. From 1976 to 1978, he served as the director of inspection and enforcement for the U.S. Nuclear Regulatory Commission. Dr. Volgenau retired from active duty with the U.S. Air Force as Colonel in 1976. His military service included positions in the Office of the Secretary of Defense and as director of data automation for the Air Force Logistics Command.

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 99% of our revenue for all periods presented herein. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 58%, 59%, and 53% of our revenue for the same periods, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of six GSA schedule contracts and as a prime contractor under four GWACs and more than 30 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2003, 2004, and 2005, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 86%, 83%, and 77%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

The General Services Administration intends to combine two of its large GWACs, Millennia and ANSWER, under a new Alliant contract to be competitively awarded. We are presently a prime contractor on Millennia. If we do not win a position as a prime contractor on the new Alliant contract, we could lose revenue and our operating results could suffer.

On October 1, 2003, the Department of Defense issued a new interim rule providing that procurements of services that are not performance based or that are to be procured using a contract vehicle outside of the Department of Defense must be approved in advance. This rule could result in the Department of Defense limiting its future use of GWACs and GSA schedule contracts. Initiatives taken by the Department of Defense or other government agencies and departments, or the impact of the ongoing reorganization by GSA, could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for business from these organizations in the future may be harmed.

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

Our backlog was over $2.7 billion as of June 30, 2005, of which $453.2 million was funded. We currently expect to recognize revenue during fiscal year 2006 from approximately 22% of our total backlog as of June 30, 2005. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of June 30, 2005 from which we expect to recognize revenue in fiscal year 2006 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of June 30, 2005, our revenue and operating results for our 2006 fiscal year as well as future reporting periods may be materially harmed.

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

We must continue to hire significant numbers of highly qualified individuals in fiscal 2006 who have advanced information technology and technical services skills, who work well with our clients in a government or defense-related environment. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. We are operating in a tight labor market and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue.

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 30%, 30%, and 32% of our revenue for fiscal 2003, fiscal 2004, and fiscal 2005, respectively.

We may not be successful in identifying acquisition candidates, and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business.

One of our strategies is to pursue growth through acquisitions. We have completed acquisitions of five complementary companies that provide services in one of our three target markets. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Additionally, we may not be able to identify acquisition candidates that align as closely with our existing business as the companies we have acquired previously. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could harm our operating results.

If we are unable to integrate companies we acquire into our business successfully or to achieve the expected benefits of these acquisitions, our revenue and operating results may be impaired.

We acquired Touchstone Consulting Group, or Touchstone, and Galaxy Scientific Corporation, or Galaxy, in April 2005 and July 2005, respectively. If we are unable to successfully integrate Touchstone or Galaxy, or other companies we have acquired or may acquire in the future, our revenue and operating results could suffer. We may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. In addition, we may experience increased attrition, including but not limited to key employees of acquired companies, following the integration of acquired companies that could reduce our future revenue.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the fiscal year ended June 30, 2005, we derived 46%, 34%, and 20% of our revenue from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 43%, 44%, and 46% of our revenue for fiscal 2003, fiscal 2004, and fiscal 2005, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 20%, 18%, and 20% of our revenue for fiscal 2003, fiscal 2004, and fiscal 2005, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 30%, 30%, and 32% of our revenue for fiscal 2003, fiscal 2004, and fiscal 2005, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment to our previously reported operating results. In April 2004, the Defense Contract Audit Agency issued audit guidance suggesting that a Federal Acquisition Regulation billing clause in GSA schedule contracts prohibits billing subcontractor or third-party consultant hours using the GSA schedule hourly rates under time-and-material contracts, but rather must be billed at cost. This is contrary to previously issued instructions from GSA, and contrary to industry practice. If DCAA were to prevail with this new interpretation, cash we have already collected may need to be refunded, which could materially reduce profits and revenue on GSA schedule time-and-material orders.

Certain government procurement offices have recently issued Requests for Proposals, or RFPs, stating that fees will not be permitted on subcontractors that are used on time-and-material orders issued under those contracts. If this prohibition is included in these future contract awards, and we subcontract a significant component of time and material orders issued under these contracts, this could reduce our margins on future work.

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true. Although audits have been completed on our incurred contract costs through fiscal 2003, audits for costs incurred on work performed after fiscal 2003 have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

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

Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline. Factors that may affect our operating results include:

•	fluctuations in revenue earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts, GWACs, and agency-specific indefinite delivery/indefinite quantity contracts;

•	providing services under a share-in-savings or performance-based contract;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	contract mix, the extent of use of subcontractors, and the level of third-party hardware and software purchases for customers;

•	changes in presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general; and

•	the seasonality of our business.

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

In addition, as of June 30, 2005 we had approximately 100 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 58%, 59%, and 53% of our revenue for fiscal 2003, fiscal 2004, and fiscal 2005, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 41%, 40%, and 46% of our revenue for fiscal 2003, fiscal 2004, and fiscal 2005, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 99% of our revenue for all periods presented herein, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

As of August 31, 2005, Ernst Volgenau, our chairman, beneficially owned 257,156 shares of class A common stock and 12,390,736 shares of class B common stock, which represented approximately 65.3% of the combined voting power of our outstanding common stock. As of August 31, 2005, our executive officers and directors as a group beneficially owned an aggregate of 3,831,778 shares of class A common stock and 15,089,828 shares of class B common stock, which represented approximately 80.7% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, a current director and the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Item 2. PROPERTIES

We lease our office facilities and we do not own any facilities or real estate. We have leased our corporate headquarters at 4300 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. Currently the two buildings comprising our headquarters are leased under separate leases with the same landlord. Both of our headquarters’ leases expire on December 31, 2015. We also lease facilities in the following locations:

Alexandria, Virginia	Atlanta, Georgia	Newport Beach, California
Arlington, Virginia	Warner Robbins, Georgia	Sacramento, California
Falls Church, Virginia	Minneapolis, Minnesota	San Diego, California
Herndon, Virginia	Eatontown, New Jersey	Colorado Springs, Colorado
McLean, Virginia	Egg Harbor Township, New Jersey	Boston, Massachusetts
Newport News, Virginia	Mount Arlington, New Jersey	Seattle, Washington
Baltimore, Maryland	Shrewsbury, New Jersey	St. Louis, Missouri
Landover, Maryland	New York, New York	Warminster, Pennsylvania
Lexington Park, Maryland	Durham, North Carolina	Washington, D.C.
Rockville, Maryland	Dayton, Ohio
Fort Walton Beach, Florida	San Antonio, Texas

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 2, 2005, our board of directors declared a two-for-one stock split in the form of a 100 percent stock dividend on our common stock. The dividend was paid on May 27, 2005 to shareholders of record on May 13, 2005.

Since May 24, 2002, our class A common stock has been publicly traded on the New York Stock Exchange under the symbol “SRX.” Prior to May 24, 2002, our class A common stock was not publicly traded. From July 1, 2003 to June 30, 2005 the ranges of high and low sale prices of our class A common stock as reported by the New York Stock Exchange for each quarter during this period, adjusted for the May 2005 stock split, were as follows:

	High	Low
Year ended June 30, 2004:
First Quarter	$20.70	$15.05
Second Quarter	22.44	18.55
Third Quarter	21.77	18.00
Fourth Quarter	21.17	17.45

Year ended June 30, 2005:
First Quarter	$26.18	$19.80
Second Quarter	32.97	25.10
Third Quarter	32.15	26.77
Fourth Quarter	36.05	29.97

As of August 31, 2005, there were approximately 102 holders of record of our class A common stock and two holders of record of our class B common stock. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of August 31, 2005, the closing price of our class A common stock was $33.57.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sale of Unregistered Securities

We issued 125,232, 145,106, and 107,730 shares of our class A common stock to our SRA International, Inc. 401(k) Plan through matching contributions and discretionary contributions as determined by our board of directors during fiscal 2003, 2004, and 2005, respectively These issuances were not sales within the meaning of the Act.

On May 5, 2005, we sold 29,600 shares of class A common stock to former shareholders of Touchstone for approximately $948,000, or $32.02 per share, in a private placement exempt from registration under the Act. No underwriters were involved in this sale of securities.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2003, 2004, and 2005, and the balance sheet data as of June 30, 2004 and 2005, are derived from our audited financial statements that have been audited by Deloitte & Touche LLP, independent registered public accounting firm, and that are included in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2001 and 2002, and the balance sheet data as of June 30, 2001, 2002, and 2003, are derived from our audited financial statements that have been audited by Deloitte & Touche LLP and not included in this Form 10-K. The selected financial data reflect our adoption of the accrual method of accounting for income tax reporting in February 2002 and our acquisitions of the Marasco Newton Group, Ltd. in January 2002, Adroit Systems, Inc. in January 2003, ORION Scientific Systems in January 2004, and Touchstone Consulting Group in April 2005. For more information on these acquisitions, see Note 16 to our financial statements.

	Year Ended June 30,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$312,548	$361,197	$450,375	$615,802	$881,770
Operating costs and expenses:
Cost of services	221,835	258,863	316,672	442,771	653,115
Selling, general, and administrative	84,985	76,143	82,753	100,919	126,404
Depreciation and amortization	8,045	7,684	8,962	10,511	13,141
Reimbursement of expenses upon formation of Mantas, Inc.	(6,485)	—	—	—	—

Total operating costs and expenses	308,380	342,690	408,387	554,201	792,660

Operating income	4,168	18,507	41,988	61,601	89,110
Interest (expense) income, net	(797)	(101)	1,387	1,474	3,442
Gain on equity method investment	11,776	373	1,031	—	—
Gain on sale of Assentor practice	—	—	4,685	—	—
Other (expense) income	(2,391)	1,775	—	153	—

Income before taxes	12,756	20,554	49,091	63,228	92,552
Provision for income taxes	5,383	9,277	19,431	24,291	34,829

Net income	$7,373	$11,277	$29,660	$38,937	$57,723

Earnings per share: (a)
Basic	$0.27	$0.39	$0.69	$0.76	$1.09

Diluted	$0.22	$0.33	$0.62	$0.71	$1.02

Weighted-average shares: (a)
Basic	27,127,446	29,261,024	42,690,310	51,008,978	52,965,623

Diluted	32,802,740	34,061,434	47,459,972	54,738,028	56,549,303

	As of June 30,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8	$87,137	$158,264	$143,367	$162,973
Short-term investments	—	—	433	9,076	20,156
Working capital	21,749	131,569	219,655	229,796	285,076
Total assets	127,458	226,293	364,711	461,893	569,117
Long-term debt, net of current portion	2,000	400	—	—	—
Total stockholders’ equity	43,112	159,444	283,015	339,268	429,092

(a)	Share and per share amounts have been adjusted to reflect the May 2005 two-for-one stock split.

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

Readers who are not familiar with our company or the financial statements of federal government information technology services providers should closely review the “DESCRIPTION OF CRITICAL ACCOUNTING POLICIES,” the “DESCRIPTION OF STATEMENT OF OPERATIONS ITEMS,” and the “DEFINITION OF CERTAIN TERMS USED IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS” sections that appear at the end of this discussion and analysis. These sections provide background information that can help readers in understanding and analyzing our financial presentation.

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

Since our founding in 1978 we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. INPUT expects the federal information technology market to grow at a compound annual growth rate of 5.9% over the next five years. In order to grow more rapidly than the market, we will need to take market share from our competitors. Our growth is driven in part by contract awards and how we build out our contracts. Ideally, the level of quarterly business awards would exceed the revenue booked in the quarter to drive backlog growth.

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

We have been able to build and effectively use what we refer to as a central services model. This central services model employs the use of central services for marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services. This central services model allows us to reduce selling, general, and administrative expenses as a percentage of revenue as revenue grows organically and through selective acquisitions, thereby contributing to the growth in operating income.

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements, which have been approximately 2% of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

Our operating income, or revenue minus cost of services, selling, general and administrative expenses, and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, how we manage our costs, and the amortization charges resulting from acquisitions.

Our cash position is driven primarily by the level of net income, working capital in accounts receivable, capital expenditures and acquisition activities.

SELECTED KEY METRICS EVALUATED BY MANAGEMENT

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total revenue growth rate was 43.2% for fiscal 2005. Our organic revenue growth rate increased to 37.9% in fiscal 2005, driven by building out existing accounts, broadening our client base, and leveraging our research and development into high value services. The table below details our largest contract awards that have contributed to our organic growth:

Client	Contract	Period of Performance	Initial Contract Award Value
			(in millions)
Federal Deposit Insurance Corporation	Technology Infrastructure Support	September 2004 –September 2009	$341.0
U.S. Agency for International Development	PRIME 2.2 Enterprise–Wide IT Services	December 2003 – January 2010	328.0
Environmental Protection Agency	Information Technology Solutions-Business Information Strategic Support (ITS-BISS)	April 2005 – April 2010	148.0
Marine Corp CIO Directorate	C4 CIO	April 2003 – April 2010	115.0
National Guard Bureau	Advanced Information Technology Services	March 2003 – September 2007	115.0
Government Accountability Office	IT Infrastructure Support	February 2003 – February 2009	105.0

A part of our growth strategy includes pursuing acquisitions. To date, we have made the following five acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
The Marasco Newton Group, Ltd.	Environment	January 4, 2002	$16.2
Adroit Systems, Inc.	Command and Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR)	January 31, 2003	38.3
ORION Scientific Systems	Counterterrorism	January 30, 2004	34.7
Touchstone Consulting Group, Inc.	Strategic Consulting	April 21, 2005	37.0
Galaxy Scientific Corporation	Command and Control, Communications, Computers, Intelligence (C4I)	July 1, 2005	98.7

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog at the end of the year:

	June 30,
	2003	2004	2005
	(in millions)
Backlog:
Funded	$243.3	$338.7	$453.2
Unfunded	1,315.7	1,749.9	2,296.9

Total backlog	$1,559.0	$2,088.6	$2,750.1

Our total backlog of over $2.7 billion as of June 30, 2005 represented a 31.7% increase over the fiscal 2004 backlog. We currently expect to recognize revenue during fiscal 2006 from approximately 22% of our total backlog as of June 30, 2005.

Contract mix

Contract profit margins are generally affected by the type of contract. We can typically earn higher profits on fixed-price and time-and-materials contracts than cost-plus-fee contracts. Thus, an important part of growing our operating income is to increase the amount of services delivered under fixed-price and time-and-materials contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Year Ended June 30,
	2003	2004	2005
Cost-plus-fee	43%	44%	46%
Time-and-materials	37	38	34
Fixed-price	20	18	20

The fiscal 2005 percentage increase in cost-plus-fee revenue is due to our recent awards of large cost-plus-fee contracts. While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we will pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them on direct-billable jobs is critical to our success. The following table represents our headcount and our direct labor utilization over the past three years:

	Year Ended June 30,
	2003	2004	2005
Headcount	2,638	3,358	4,177
Direct labor utilization	76.1%	78.1%	78.8%

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Aside from our cash and investments, accounts receivable represents the most significant asset we report on our balance sheet. DSO has improved for each of the last three fiscal years. For the year ended June 30, 2005, we reported DSO of 73 days. We have a number of internal process initiatives underway that we believe will enable us to further improve our DSO.

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenue, for the periods indicated.

	Year Ended June 30,
	2003	% Change	2004	% Change	2005
	(in thousands)
Revenue	$450,375	36.7%	$615,802	43.2%	$881,770
Operating costs and expenses:
Cost of services	316,672	39.8	442,771	47.5	653,115
Selling, general, and administrative	82,753	22.0	100,919	25.3	126,404
Depreciation and amortization	8,962	17.3	10,511	25.0	13,141

Total operating costs and expenses	408,387	35.7	554,201	43.0	792,660

Operating income	41,988	46.7	61,601	44.7	89,110
Interest income, net	1,387	6.3	1,474	133.5	3,442
Gain on sale of equity method investment	1,031	(100.0)	—	—	—
Gain on sale of Assentor practice	4,685	(100.0)	—	—	—
Other income	—	100.0	153	(100.0)	—

Income before taxes	49,091	28.8	63,228	46.4	92,552
Provision for income taxes	19,431	25.0	24,291	43.4	34,829

Net income	$29,660	31.3%	$38,937	48.2%	$57,723

	(as a percentage of revenue)
Revenue	100.0%		100.0%		100.0%
Operating costs and expenses:
Cost of services	70.3		71.9		74.1
Selling, general and administrative	18.4		16.4		14.3
Depreciation and amortization	2.0		1.7		1.5

Total operating costs and expenses	90.7		90.0		89.9

Operating income	9.3		10.0		10.1
Interest income, net	0.3		0.2		0.4
Gain on sale of equity method investment	0.2		—		—
Gain on sale of Assentor practice	1.1		—		—
Other income	—		0.1		—

Income before taxes	10.9		10.3		10.5
Provision for income taxes	4.3		4.0		4.0

Net income	6.6%		6.3%		6.5%

Revenue

Our revenue increased 43.2% to $881.8 million in fiscal 2005, from $615.8 million in fiscal 2004. Organic revenue growth continued to increase, reaching 37.9% for the year, with the remainder of growth attributable to our acquisitions of Orion and Touchstone. Our organic growth has been driven in part by several large contracts. Our United States Agency for International Development, or USAID, contract was a significant driver of our fiscal 2005 revenue growth, generating approximately $87 million in additional revenue during fiscal 2005 compared to fiscal 2004. Our Pentagon Wedge 2 subcontract with General Dynamics and our Advanced Information Technology Services, or AITS, contract with the National Guard generated approximately $26 million and $16 million, respectively, in additional revenue during fiscal 2005 compared to fiscal 2004. Additionally, we were awarded a significant contract with the Federal Deposit Insurance Corporation, or FDIC, in fiscal 2005, resulting in approximately $14 million in revenue.

Our revenue increased 36.7% to $615.8 million in fiscal 2004, from $450.4 million in fiscal 2003. Organic revenue growth was 26% for the year, with the remainder of growth attributable to our acquisitions of Adroit and Orion. Our AITS contract was a significant driver of our fiscal 2004 revenue growth, generating approximately $47 million in additional revenue during fiscal 2004 compared to fiscal 2003. Additionally, we were awarded a significant contract with the USAID in fiscal 2004, resulting in approximately $20 million in revenue. Revenue attributable to our acquisitions of Adroit and Orion increased revenue by approximately $47 million in fiscal 2004 compared to fiscal 2003. The balance of our fiscal 2004 increase in revenue was due primarily to new national security engagements.

Cost of Services

Cost of services increased 47.5% to $653.1 million in fiscal 2005, from $442.8 million in fiscal 2004. This increase in cost of services was due primarily to the volume of services provided under the USAID, Pentagon Wedge 2, AITS, and FDIC contracts, and the increased cost of services attributable to Orion’s and Touchstone’s existing contracts. As a percentage of revenue, cost of services increased to 74.1% in fiscal 2005, from 71.9% in fiscal 2004. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to certain larger clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, it should have a positive impact on our earnings and return on invested capital.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 25.3% to $126.4 million in fiscal 2005, from $100.9 million in fiscal 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 14.3% in fiscal 2005 from 16.4% in fiscal 2004. This decrease as a percentage of revenue resulted primarily from continued cost control measures taken by management to hold increases in these expenses to a rate below our revenue growth rate. We have been able to accomplish this by leveraging our central services model as we have won new contracts and integrated acquired companies into our systems and processes.

Selling, general and administrative expenses increased 22.0% to $100.9 million in fiscal 2004, from $82.8 million in fiscal 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 16.4% in fiscal 2004, from 18.4% in fiscal 2003. This decrease as a percentage of revenue resulted primarily from leveraging our central services model.

Depreciation and Amortization

Depreciation and amortization increased 25.0% to $13.1 million in fiscal 2005, from $10.5 million in fiscal 2004. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisitions of Orion and Touchstone. As a percentage of revenue, depreciation and amortization decreased to 1.5% in fiscal 2005, from 1.7% in fiscal 2004.

Depreciation and amortization increased by 17.3% to $10.5 million in fiscal 2004, from $9.0 million in fiscal 2003. As a percentage of revenue, total depreciation and amortization was 1.7% in fiscal 2004, compared to 2.0% in fiscal 2003.

Interest Income, net

Interest income, net increased to $3.4 million in fiscal 2005, from $1.5 million in fiscal 2004. This increase reflected higher average cash and cash equivalents and investment balances and a general rise in interest rates.

Interest income, net increased slightly to $1.5 million in fiscal 2004, from $1.4 million in fiscal 2003. This increase reflected higher average cash and cash equivalents and investment balances resulting from our June 2003 stock offering, reduced in part by the effect of lower interest rates.

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

Income Taxes

In fiscal 2005, our effective income tax rate decreased to 37.6%, from 38.4% in fiscal 2004. This decrease was due to one-time benefits from Virginia job creation tax credits from previous years and refund claims from prior federal and state income tax returns. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

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

In June 2003, we completed a follow-on offering that resulted in net proceeds to us of approximately $71 million. As of June 30, 2005, our total cash and investments balances were $188.3 million. We used approximately $98.7 million of cash to purchase Galaxy in July 2005.

Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of five acquisitions, with cash generated from our operations. We expect the combination of cash flows from operations, our cash and cash equivalents, and our investments to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months.

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

Fiscal 2005 Compared to Fiscal 2004

Net cash provided by operating activities was $66.0 million in fiscal 2005, compared to $43.5 million in fiscal 2004, or 1.1 times net income for both periods. The ratio of cash provided by operating activities to net income in fiscal 2005 was positively impacted by $10.0 million of additional tax benefits of stock option exercises offset by higher net working capital requirements compared to fiscal 2004. As our revenue grows, our accounts receivable balances grow at approximately the same rate, while our payables to subcontractors, vendors and employees grow at a slower rate. We pay our employees twice per month and we pay our vendors and subcontractors based on varying terms, but generally not exceeding 45 days from the day we receive a valid invoice.

We used $61.0 million in net cash for investing activities in fiscal 2005, compared to $66.4 million in fiscal 2004. Three factors drive our investing cash outflows: capital expenditures, the purchase, sale or maturity of investments with maturities that exceed 90 days, and acquisitions. The lower amount of cash used for investing activities in fiscal 2005 was primarily attributable to lower net purchases of investments with maturities in excess of 90 days offset by higher capital expenditure requirements.

Net cash provided by financing activities was $14.6 million in fiscal 2005, compared to $8.0 million in fiscal 2004. On a recurring basis, our employees exercise stock options resulting in issuance of common stock.

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

STOCK PURCHASE AGREEMENT

On August 30, 2005, we and our chairman of the board of directors terminated a stock purchase agreement that required us to repurchase shares from the chairman’s estate upon his death. We had purchased term life insurance policies on our chairman to meet these repurchase obligations. We have terminated all related term life insurance policies. Expenses recognized under these policies were $150,000, $53,000, and $49,000 for the years ended June 30, 2003, 2004, and 2005, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2005 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at June 30, 2005.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$195,949	$24,384	$45,300	$39,060	$87,205

Total contractual obligations	$195,949	$24,384	$45,300	$39,060	$87,205

In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

RELATED PARTY TRANSACTIONS

In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which was formed with funding and other contributions received from unrelated third parties. Mantas, Inc. is a provider of services to the financial services industry to address anti-money laundering and other data mining issues. We currently own approximately eight million shares of Mantas, Inc. class A common stock, representing approximately 10% of the outstanding shares of Mantas, Inc. We have no cost basis in this investment and do not fund, nor is there any obligation or expectation to fund, the on-going operations of Mantas, Inc.

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

We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Unfunded backlog does not take contract ceiling value into consideration, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award indefinite delivery/indefinite quantity, GWAC or GSA schedule multiple award contract vehicles.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our fiscal 2005 organic growth rate of 37.9% as follows:

	Year Ended June 30,
	2004	2005	% Increase
Revenue, as reported	$615,802	$881,770	43.2%
Plus: Orion revenue for July 1, 2003 through January 31, 2004	19,392	—
Plus: Touchstone revenue for April 22, 2004 through June 30, 2004	4,442	—

Organic Revenue	$639,636	$881,770	37.9%

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R is effective July 1, 2005 for the Company. Information about the fair value of the stock options under the Black-Scholes model and its pro forma impact on the Company’s net earnings and earnings per share for the historical periods is illustrated in Note 1 of our financial statements under the earnings per share disclosure. The Company expects the impact of implementing the new standard will be a reduction in earnings per share of approximately $0.13 to $0.16 for the fiscal year ending June 30, 2006.

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

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by our board of directors. Under this policy, no investment securities may have maturities exceeding two years and the average duration of the portfolio cannot exceed nine months. A one percentage point increase in the interest rate we earn between July 1, 2005 and December 31, 2005, could have approximately a $500,000 impact on our interest income for the period ending June 30, 2006.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

As of June 30, 2004, the carrying value of financial instruments approximated fair value. As of June 30, 2005, the fair value of our long-term investments was approximately $5.1 million, compared to the $5.2 million carrying value of those investments. These investments consist of corporate and municipal bonds with maturities of 13 months or less that are classified as held-to-maturity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are submitted on pages F-1 through F-25 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SRA International, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f), and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This assessment excluded the internal control over financial reporting at Touchstone Consulting Group, Inc. which was acquired on April 21, 2005 and whose financial statements reflect total assets and revenue constituting 2 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2005. Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2005.

Deloitte & Touche LLP (D&T), an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The D&T report immediately follows this report.

/s/ RENATO A. DIPENTIMA
President and Chief Executive Officer

/s/ STEPHEN C. HUGHES
Executive Vice President, Chief Financial Officer and Chief of Finance and Administration

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

SRA International, Inc.

Fairfax, VA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SRA International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Touchstone Consulting Group, Inc., which was acquired on April 21, 2005 and whose financial statements reflect total assets and revenues constituting 2 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2005. Accordingly, our audit did not include the internal control over financial reporting at Touchstone Consulting Group, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005 of the Company and our report dated September 9, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

September 9, 2005

Item 9B. OTHER INFORMATION

Not Applicable

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2005 annual meeting of stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear under the heading “Proposal 2—Ratification of Selection of Independent Auditors” in the Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

(1) Financial Statements

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	F-25

(3) Exhibits

Exhibit Number	Description

2.1†††	Agreement and Plan of Merger, by and among SRA International, Inc., Alex Acquisition Corporation, and Adroit Systems, Inc., dated January 3, 2003. Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules of the Agreement and Plan of Merger are omitted.

3.1††	Amended and Restated Certificate of Incorporation of the Registrant

3.2†	Amended and Restated By-Laws of the Registrant

4.1†	Specimen common stock certificate

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1†	1994 Stock Option Plan, as amended*

10.2†	1985 Key Employee Incentive Plan*

10.3†	2002 Stock Incentive Plan*

10.4†	Deferred Compensation Plan for Key Employees, as amended*

10.5†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.6†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.8†	401(k) Savings Plan, as amended and restated effective January 1, 2001*

10.8a^	Amendment to 401(k) Savings Plan*

10.11†	Stockholders Agreement among the Registrant, General Atlantic Partners 75, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG and the stockholders named therein, dated April 23, 2002

10.12†	Registration Rights Agreement among the Registrant, General Atlantic Partners 75, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG and the stockholders named therein, dated April 23, 2002

Exhibit Number	Description

10.13†	Stock Purchase Agreement among the Registrant, General Atlantic Partners 75, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG and the stockholders named therein, dated April 22, 2002

21.1††††	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-31334).

†††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2002 (File No. 001-31334).

††††	Previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 29, 2003 (333-105626).

^	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 001-31334).

*	Management contract or compensatory plan, contract or arrangement.

(b) Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

(c) Financial Statement Schedule. The financial statement schedule required by this Item is listed under Item 15(a)(2). All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 9th day of September, 2005.

SRA INTERNATIONAL, INC.

By:	/s/ RENATO A. DIPENTIMA
Renato A. DiPentima President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RENATO A. DIPENTIMA Renato A. DiPentima	President and Chief Executive Officer (Principal Executive Officer)	September 9, 2005

/s/ STEPHEN C. HUGHES Stephen C. Hughes	Executive Vice President, Chief Financial Officer and Chief of Finance and Administration (Principal Financial and Accounting Officer)	September 9, 2005

/s/ ERNST VOLGENAU Ernst Volgenau	Chairman	September 9, 2005

/s/ JOHN W. BARTER John W. Barter	Director	September 9, 2005

/s/ WILLIAM K. BREHM William K. Brehm	Director	September 9, 2005

/s/ STEVEN A. DENNING Steven A. Denning	Director	September 9, 2005

/s/ MILES R. GILBURNE Miles R. Gilburne	Director	September 9, 2005

/s/ MICHAEL R. KLEIN Michael R. Klein	Director	September 9, 2005

/s/ DAVID H. LANGSTAFF David H. Langstaff	Director	September 12, 2005

/s/ EDWARD E. LEGASEY Edward E. Legasey	Director	September 9, 2005

/s/ DELBERT C. STALEY Delbert C. Staley	Director	September 9, 2005

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

SRA International, Inc.

Fairfax, VA

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

September 9, 2005

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30,
	2004	2005
Current assets:
Cash and cash equivalents	$143,367	$162,973
Short-term investments	9,076	20,156
Accounts receivable, net	164,162	206,995
Prepaid expenses and other	23,053	19,931
Deferred income taxes, current	4,442	6,506

Total current assets	344,100	416,561

Property and equipment, net	23,498	34,754

Other assets:
Goodwill	62,747	89,214
Identified intangibles, net	13,168	17,661
Investments	13,719	5,172
Deferred compensation trust	4,661	5,755

Total other assets	94,295	117,802

Total assets	$461,893	$569,117

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30,
	2004	2005
Current liabilities:
Accounts payable and accrued expenses	$66,230	$75,383
Accrued payroll and employee benefits	39,798	49,486
Billings in excess of revenue recognized	8,276	6,616

Total current liabilities	114,304	131,485

Long-term liabilities:
Deferred income taxes, noncurrent	1,612	106
Other long-term liabilities	6,709	8,434

Total long-term liabilities	8,321	8,540

Total liabilities	122,625	140,025

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 47,177,442 and 39,239,400 shares issued as of June 30, 2004 and 2005; 35,283,418 and 38,419,877 shares outstanding as of June 30, 2004 and 2005	194	157
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 20,374,410 and 15,627,466 shares issued as of June 30, 2004 and 2005; 16,492,058 and 15,627,466 shares outstanding as of June 30, 2004 and 2005	78	63
Additional paid-in capital	241,695	231,754
Treasury stock, at cost	(46,560)	(4,839)
Deferred stock-based compensation	(716)	(343)
Retained earnings	144,577	202,300

Total stockholders’ equity	339,268	429,092

Total liabilities and stockholders’ equity	$461,893	$569,117

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2003	2004	2005
Revenue	$450,375	$615,802	$881,770
Operating costs and expenses:
Cost of services	316,672	442,771	653,115
Selling, general and administrative	82,753	100,919	126,404
Depreciation and amortization	8,962	10,511	13,141

Total operating costs and expenses	408,387	554,201	792,660

Operating income	41,988	61,601	89,110
Interest income, net	1,387	1,474	3,442
Gain on sale of equity method investment	1,031	—	—
Gain on sale of Assentor practice	4,685	—	—
Other income	—	153	—

Income before taxes	49,091	63,228	92,552
Provision for income taxes	19,431	24,291	34,829

Net income	$29,660	$38,937	$57,723

Earnings per share:
Basic	$0.69	$0.76	$1.09

Diluted	$0.62	$0.71	$1.02

Weighted-average shares:
Basic	42,690,310	51,008,978	52,965,623

Diluted	47,459,972	54,738,028	56,549,303

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock		Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Retained Earnings	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, July 1, 2002	35,390,594	$148	22,247,774	$86	$129,450	(16,215,400)	$(45,422)	$(78)	$(720)	$75,980	$159,444

Net income	—	—	—	—	—	—	—	—	—	29,660	29,660
Issuance of common stock, net of offering expenses	8,423,152	32	—	—	77,839	—	—	—	—	—	77,871
Reissuance of treasury stock	—	—	—	—	4,764	447,042	1,332	—	—	—	6,096
Purchase of treasury stock	—	—	—	—	—	(216,664)	(2,967)	—	—	—	(2,967)
Tax benefits of stock option exercises	—	—	—	—	12,622	—	—	—	—	—	12,622
Shares converted between classes	1,342,268	6	(1,342,268)	(6)	—	—	—	—	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	—	—	78	—	—	78
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	211	—	211

Balance, June 30, 2003	45,156,014	186	20,905,506	80	224,675	(15,985,022)	(47,057)	—	(509)	105,640	283,015

Net income	—	—	—	—	—	—	—	—	—	38,937	38,937
Issuance of common stock	1,490,332	6	—	—	5,453	—	—	—	—	—	5,459
Reissuance of treasury stock	—	—	—	—	3,992	217,530	642	—	—	—	4,634
Purchase of treasury stock	—	—	—	—	—	(8,884)	(145)	—	—	—	(145)
Tax benefits of stock option exercises	—	—	—	—	7,109	—	—	—	—	—	7,109
Shares converted between classes	531,096	2	(531,096)	(2)	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	466	—	—	—	(466)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	259	—	259

Balance, June 30, 2004	47,177,442	194	20,374,410	78	241,695	(15,776,376)	(46,560)	—	(716)	144,577	339,268

Net income	—	—	—	—	—	—	—	—	—	57,723	57,723
Issuance of common stock	2,131,283	9	—	—	10,016	—	—	—	—	—	10,025
Reissuance of treasury stock	—	—	—	—	4,030	122,530	405	—	—	—	4,435
Adjustment due to stock split	(10,937,171)	(49)	(3,882,352)	(12)	(41,255)	14,834,323	41,316	—	—	—	—
Tax benefits of stock option exercises	—	—	—	—	17,156	—	—	—	—	—	17,156
Shares converted between classes	864,592	3	(864,592)	(3)	—	—	—	—	—	—	—
Issuance of common stock for ESPP	5,626	—	—	—	168	—	—	—	—	—	168
Issuance of restricted stock	(2,372)	—	—	—	(56)	—	—	—	56	—	—
Compensatory stock options issued or modified	—	—	—	—	—	—	—	—	240	—	240
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	77	—	77

Balance, June 30, 2005	39,239,400	$157	15,627,466	$63	$231,754	(819,523)	$(4,839)	$—	$(343)	$202,300	$429,092

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2003	2004	2005
Cash flows from operating activities:
Net income	$29,660	$38,937	$57,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,042	10,511	13,141
Stock-based compensation	211	259	317
Tax benefits of stock option exercises	12,622	7,109	17,156
Deferred income taxes	(785)	1,982	(3,570)
Gain on sale of equity method investment	(1,031)	—	—
Gain on sale of Assentor practice	(4,685)	—	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(12,704)	(39,051)	(35,890)
Prepaid expenses and other	(3,609)	(10,466)	2,941
Accounts payable and accrued expenses	8,796	23,573	7,704
Accrued payroll and employee benefits	5,147	7,164	8,226
Billings in excess of revenue recognized	(1,695)	3,152	(1,660)
Other	2,342	281	(100)

Net cash provided by operating activities	43,311	43,451	65,988

Cash flows from investing activities:
Capital expenditures	(9,596)	(11,760)	(21,353)
Purchases of investments	(8,353)	(22,792)	(18,516)
Sales and maturities of investments	7,270	1,083	15,983
Proceeds from sale of equity method investment	1,031	—	—
Proceeds from sale of Assentor practice	4,685	—	—
Earnout payments to former Marasco Newton Group, Ltd. stockholders	(8,006)	—	—
Acquisition of Adroit Systems, Inc., net of cash acquired	(33,304)	—	—
Acquisition of ORION Scientific Systems, net of cash acquired	—	(32,927)	—
Acquisition of Touchstone Consulting Group, net of cash acquired	—	—	(37,124)

Net cash used in investing activities	(46,273)	(66,396)	(61,010)

Cash flows from financing activities:
Issuance of common stock, net of offering expenses	77,950	5,459	10,193
Reissuance of treasury stock	1,696	3,134	4,435
Purchase of treasury stock	(2,967)	(145)	—
Repayment of term loan	(1,600)	(400)	—
Repayment of Adroit Systems, Inc. debt acquired	(990)	—	—

Net cash provided by financing activities	74,089	8,048	14,628

Net increase (decrease) in cash and cash equivalents	71,127	(14,897)	19,606
Cash and cash equivalents, beginning of period	87,137	158,264	143,367

Cash and cash equivalents, end of period	$158,264	$143,367	$162,973

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$8,091	$11,249	$21,211

Cash received during the period:
Interest	$1,186	$1,524	$3,897

Income taxes	$168	$767	$652

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2004, and 2005

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

Revenue from contracts with federal government agencies was 99 percent of total revenue for all periods presented herein. The National Guard, as a client group, accounted for approximately 13 percent and 11 percent of revenue for the years ended June 30, 2004 and 2005, respectively. The United States Agency for International Development, as a client, accounted for approximately 12 percent of revenue for the year ended June 30, 2005. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments in determining the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. The Company bases its estimates on historical experience and various other factors that are deemed reasonable at the time the estimates are made. Actual results may differ from estimates under different assumptions or conditions. See the Revenue Recognition section of this Note and Notes 2, 4, 5, 9, 10, 11 and 16 for additional information on certain estimates included in the Company’s consolidated financial statements.

Revenue Recognition

Contract Accounting

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. SRA uses a standard management process to determine whether all required criteria for revenue recognition have been met. The standard management process includes a regular review of the Company’s contract performance. This review covers, among other matters, outstanding action items, progress against a schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and client satisfaction. During this review, the Company determines whether the overall progress on a contract is consistent with the effort expended.

Absent evidence to the contrary, the Company recognizes revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. The

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts generally is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, SRA determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a client pays the Company a specified amount to provide only a particular service for a stated time period, or so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met. Performance-based fees, including award fees, under any contract type are considered earned when the Company can demonstrate satisfaction of performance goals, based upon historical experience, or has received contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of SRA’s contracts where SRA does not act as a principal to the transaction are excluded from the Company’s revenue and cost of services, except to the extent of any fee or profit earned.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of the Company’s standard management process, facts develop that require the Company to revise its estimated total costs and revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

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

Unbilled accounts receivable are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by billings to date. The Company maintains reserves for doubtful accounts receivable that may arise in the normal course of business. Historically, the Company has not had significant write-offs of doubtful accounts receivable related to work performed for the federal government. However, the Company performs work on contracts and task orders where, on occasion, issues arise that lead to accounts receivable not being fully collected. It is the Company’s policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of the reserve requirements can be reasonably estimated.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

Revenue for the years ended June 30, 2003, 2004, and 2005 was earned from the following contract types:

	2003	2004	2005
Cost-plus-fee	43%	44%	46%
Time-and-materials	37	38	34
Fixed-price	20	18	20

Software Licensing and Related Activities

The Company enters into arrangements, which may include the sale of licenses of the Company’s proprietary software, consulting services and maintenance, or various combinations of each element. The Company recognizes revenue based on Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations remain. In the limited cases where return or refund rights have been offered, the Company defers all revenue recognition until the end of the return or refund period. Total software licensing and related activities revenue was $1,468,000, $2,318,000, and $4,148,000 for the years ended June 30, 2003, 2004, and 2005, respectively. Software licensing of the Company’s proprietary software and related activities revenue was less than one percent of consolidated revenue for all periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs, which are included in selling, general and administrative expenses, were $1,454,000, $1,708,000, and $1,638,000 for the years ended June 30, 2003, 2004, and 2005, respectively.

Internal-Use Computer Software

The Company capitalizes costs incurred to license and implement software for internal-use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.” Such costs are amortized over periods ranging from three to seven years. Internal-use software costs capitalized were $0, $610,000, and $2,813,000 for the years ended June 30, 2003, 2004, and 2005, respectively.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

Deferred Compensation Plan

Certain key employees of the Company are eligible to defer a specified percentage of their cash compensation by having it contributed to a nonqualified deferred compensation plan. Eligible employees may elect to defer up to 50 percent of their base salary and up to 100 percent of performance bonuses, reduced by any amounts withheld for the payment of taxes or other deductions required by law. The Company funds its deferred compensation liabilities by making cash contributions to a Rabbi Trust at the time the salary or bonus being deferred would otherwise be payable to the employee. Gains or losses on amounts held in the Rabbi Trust are fully allocable to plan participants. As a result, there is no net impact on the Company’s results of operations, and the liability to plan participants is fully funded at all times.

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

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property and equipment, including capitalized internal-use computer software, was $8,361,000, $9,142,000, and $11,150,000 for the years ended June 30, 2003, 2004, and 2005, respectively.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed, is assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (Note 4). Intangible assets with finite lives are amortized on a straight-line basis over their useful lives, determined with the assistance of an outside valuation firm, of 5 to 12 years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short- and long-term investments, and accounts receivable. The Company believes that concentrations of credit risk with respect to cash equivalents and investments are limited due to the high credit quality of these investments. The Company’s investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poors. The Company’s policy does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service to a debt rating below single-A.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by the Company’s board of directors. Under this policy, no investment securities may have maturities exceeding two years and the average duration of the portfolio cannot exceed nine months.

The Company believes that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

As of June 30, 2004, the carrying value of financial instruments approximated fair value. As of June 30, 2005, the fair value of the Company’s long-term investments was approximately $5.1 million, compared to the $5.2 million carrying value of those investments. These investments consist of corporate and municipal bonds with maturities of 13 months or less that are classified as held-to-maturity.

Stock Split

On May 2, 2005, the Company’s board of directors declared a two-for-one split of the Company’s outstanding common stock in the form of a 100 percent stock dividend. The stock dividend was distributed on May 27, 2005 to stockholders of record on May 13, 2005.

The par value of the Company’s common stock was not adjusted with the stock split and remains at $0.004 per share. As a result, the Company reclassified amounts from additional paid-in capital to class A and class B par value of common stock based on the total shares of common stock issued. The Company used treasury shares to satisfy a portion of the stock dividend. The issuance of treasury shares was accounted for by transferring the book value of those shares from treasury stock to additional paid-in capital.

All per share amounts, outstanding shares of common stock, and common stock equivalents reported in the accompanying consolidated financial statements and notes thereto have been adjusted to retroactively reflect the stock split.

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

	2003	2004	2005
Basic weighted-average common shares outstanding	42,690,310	51,008,978	52,965,623
Effect of potential exercise of stock options	4,769,662	3,729,050	3,583,680

Diluted weighted-average common shares outstanding	47,459,972	54,738,028	56,549,303

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 0, 184,000, and 0 for the years ended June 30, 2003, 2004, and 2005, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation in each period presented (in thousands, except per share amounts):

	2003	2004	2005
Net income, as reported	$29,660	$38,937	$57,723
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	211	259	317
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,479)	(3,554)	(5,845)

Pro forma net income	$27,392	$35,642	$52,195

Earnings per share:
Basic—as reported	$0.69	$0.76	$1.09

Basic—pro forma	$0.64	$0.70	$0.99

Diluted—as reported	$0.62	$0.71	$1.02

Diluted—pro forma	$0.58	$0.65	$0.92

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R is effective July 1, 2005 for the Company. Information about the fair value of the stock options under the Black-Scholes model and its pro forma impact on the Company’s net earnings and earnings per share for the historical periods is illustrated above in the earnings per share disclosure.

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

2. Accounts Receivable:

Accounts receivable, net as of June 30, 2004 and 2005 consisted of the following (in thousands):

	2004	2005
Billed and billable, net of allowance of $1,425 and $1,159 as of June 30, 2004 and 2005, respectively	$153,056	$195,140

Unbilled:
Retainages	3,645	4,444
Revenue recorded in excess of milestone billings on fixed-price contracts	7,407	3,783
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	1,915	5,480
Allowance for contract disallowances	(1,861)	(1,852)

Total unbilled	11,106	11,855

Total accounts receivable	$164,162	$206,995

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at June 30, 2005 are expected to be billed and collected within one year except for approximately $1.6 million related to a portion of retainages.

3. Property and Equipment:

The components of property and equipment as of June 30, 2004 and 2005 are as follows (in thousands):

	2004	2005
Leasehold improvements	$16,412	$21,617
Furniture, equipment, and software	38,258	47,465

Subtotal	54,670	69,082
Less: Accumulated depreciation and amortization	(31,172)	(34,328)

Total property and equipment, net	$23,498	$34,754

Fully depreciated assets totaling approximately $29 million were written off during the year ended June 30, 2005. There was no material impact on the Company’s results of operations or the net property and equipment balance.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

4. Goodwill and Identified Intangibles:

The components of goodwill and identified intangible assets as of June 30, 2004 and 2005 are as follows (in thousands):

	2004	2005
Goodwill	$62,747	$89,214
Identified intangibles	15,277	21,761

Subtotal	78,024	110,975
Less: Accumulated amortization	(2,109)	(4,100)

Total goodwill and identified intangibles	$75,915	$106,875

Goodwill must be reviewed annually for impairment. The Company performs this review at the beginning of each calendar year. The Company performed the annual goodwill impairment analysis as of January 1, 2005 and concluded that there was no impairment of goodwill. The identified intangibles as of June 30, 2005 were all assigned to contract rights. Amortization expense of identified intangibles was $601,000, $1,369,000, and $1,991,000 for the years ended June 30, 2003, 2004, and 2005, respectively. Identified intangibles are being amortized on a straight-line basis over a period of 5 to 12 years.

Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2006	$2,832
2007	2,832
2008	2,832
2009	2,510
2010	1,944
Thereafter	4,711

Total	$17,661

5. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of June 30, 2004 and 2005 consisted of the following (in thousands):

	2004	2005
Vendor obligations	$61,690	$69,581
Current taxes payable and other	4,540	5,802

Total accounts payable and accrued expenses	$66,230	$75,383

6. Debt:

The Company had a term loan that matured on July 1, 2003. The term loan interest rate was fixed at 6.89 percent and the term loan principal balance was payable in quarterly installments of $400,000.

The Company maintained a $40 million credit facility that the Company elected not to renew when it expired on February 29, 2004. The Company does not currently intend to replace the credit facility as the

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

Company expects its cash and cash equivalents and short- and long-term investments, together with cash flow generated from operations, to meet its normal operating liquidity and capital expenditure requirements for at least the next twelve months. The average revolving line of credit interest rate was 2.8 percent and 2.2 percent on balances outstanding for the years ended June 30, 2003 and 2004, respectively. Total interest expense under the revolving credit facility and term loan was $111,000 and $6,000 for the years ended June 30, 2003 and 2004, respectively. The maximum revolving line of credit balance was $3,662,000 and $2,258,000 for the years ended June 30, 2003 and 2004, respectively. The average monthly revolving line of credit balance outstanding was $52,000 and $50,000 for the months during which there was a balance outstanding for the years ended June 30, 2003 and 2004 respectively.

7. Other Long-Term Liabilities:

Other long-term liabilities as of June 30, 2004 and 2005, consisted of the following (in thousands):

	2004	2005
Liability to deferred compensation plan participants	$4,661	$5,755
Unearned rent abatements, net of current portion and other	2,048	2,679

Total other long-term liabilities	$6,709	$8,434

8. Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan (Plan). All regular and full-time employees are generally eligible to participate in the Plan. The board of directors of SRA may elect to make matching or other discretionary contributions to the Plan. The Company’s matching contribution expense was $3,703,000, $5,985,000, and $7,477,000 for the years ended June 30, 2003, 2004, and 2005, respectively, including the value of the stock described in the next paragraph.

Plan participants may elect to receive matching contributions in cash, company stock, or a combination of the two. Matching contributions are earned by participants on the basis of their calendar year contributions to the Plan. The Company makes the matching contributions, including the transfer of class A common stock, each January for participant contributions made during the previous calendar year. The Company contributed 125,232, 145,106, and 107,730 shares of class A common stock to the Plan during the years ended June 30, 2003, 2004, and 2005, respectively.

9. Stockholders’ Equity and Stock Options:

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

Years Ended June 30, 2003, 2004, and 2005

Treasury Stock

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

Public Offerings

In June 2002, the Company completed its initial public offering, issuing 11,500,000 shares of class A common stock, all of which were issued and sold by the Company, at a price of $9.00 per share before expenses. Net proceeds to the Company were approximately $94.2 million, after deducting expenses related to the offering and the portion of the underwriting discount payable by the Company.

In June 2003, the Company completed a follow-on offering of 6,957,500 shares of class A common stock, of which 5,053,756 were issued and sold by the Company and 1,903,744 were sold by selling stockholders, at a price of $15.00 per share before expenses. Net proceeds to the Company were approximately $71.1 million, after deducting expenses related to the offering and the portion of the underwriting discount payable by the Company. The Company did not receive any proceeds from the sale of stock by selling stockholders.

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

The Company recognized compensatory stock option expense on stock options issued below fair market value or upon modification of option terms of $211,000 for each of the years ended June 30, 2003, 2004, and 2005. Deferred stock-based compensation related to the stock options issued below fair market value was $86,000 as of June 30, 2005 and will be expensed over the 5-month remaining vesting period of the related options.

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Upon adoption, up to 7,058,822 shares of class A common stock were reserved for issuance under the 2002 plan. Pursuant to the terms of the 2002 plan, the number of shares authorized for issuance automatically increases at the beginning of each fiscal year, beginning with the fiscal year ended June 30, 2004. An additional 1,502,504, 1,553,624, and 1,621,441 shares of class A common stock were reserved for issuance pursuant to the automatic increase feature of the 2002 plan on July 1, 2003, 2004, and 2005, respectively. The 2002 plan provides for the

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the compensation committee of the board of directors, which shall determine the number of shares covered by options, the exercise price, the vesting period, and the duration of such option grants. The board of directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

The following table summarizes stock option activity for the years ended June 30, 2003, 2004, and 2005:

	Number of Shares	Weighted-Average Exercise Price
Shares under option, July 1, 2002	9,753,384	$2.88
Options granted	2,144,950	12.21
Options exercised	(3,369,396)	2.03
Options cancelled and expired	(178,494)	7.00

Shares under option, June 30, 2003	8,350,444	5.53
Options granted	1,424,820	17.14
Options exercised	(1,466,624)	3.71
Options cancelled and expired	(136,786)	11.03

Shares under option, June 30, 2004	8,171,854	7.79
Options granted	2,564,360	24.85
Options exercised	(2,131,283)	4.71
Options cancelled and expired	(576,705)	28.84

Shares under option, June 30, 2005	8,028,226	12.54

Options exercisable at June 30, 2005	3,858,069

Shares reserved for option awards at June 30, 2005	4,691,416

Information with respect to stock options outstanding and stock options exercisable at June 30, 2005 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.20 - $0.30	373,914	1.9 years	$0.29
$2.39 - $5.07	2,680,702	8.0	3.99
$10.85 - $16.80	2,749,710	10.5	14.06
$19.39 - $32.02	2,223,900	9.2	23.03

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.20 - $0.30	373,914	1.9 years	$0.29
$2.39 - $5.07	2,631,439	7.9	3.97
$10.85 - $16.80	822,216	11.0	13.56
$19.39 - $32.02	30,500	8.6	19.39

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

The Company has 10-year and 15-year options. For disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants during the years ended June 30, 2003, 2004, and 2005, respectively: dividend yield of 0 percent (as the Company has not paid dividends in the past); expected volatility of 47 percent, 47 percent, and 31 percent; expected average lives of 5 years for all periods presented (based on the Company’s experience); and risk-free interest rates of 3.2 percent, 3.2 percent, and 3.6 percent. The weighted-average fair value of the stock options granted for the years ended June 30, 2003, 2004, and 2005, was $5.56, $7.63, and $7.80, respectively. Using the Black-Scholes model, the total value of the options granted for the years ended June 30, 2003, 2004, and 2005, was $11,910,000, $10,875,000, and $16,266,000, respectively.

Restricted Stock

Shares of restricted stock are outstanding upon issuance and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.

The Company recognized expense related to restricted stock grants of $106,000 for the year ended June 30, 2005. Deferred stock-based compensation related to the restricted stock was $257,000 as of June 30, 2005 and will be expensed over the 31-month remaining vesting period of the related restricted stock.

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP was available to all eligible employees beginning on January 1, 2005. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 100% of the average of the high and low price of the common stock on the last day of each offering period. As of June 30, 2005, 5,626 shares had been purchased under the ESPP.

10. Income Taxes:

The provision for federal and state income taxes for the years ended June 30, 2003, 2004, and 2005, included the following (in thousands):

	2003	2004	2005
Current provision:
Federal	$15,362	$18,363	$27,416
State	2,926	3,512	4,660
Deferred provision:
Federal	1,099	2,130	1,644
State	44	286	1,109

Total income tax provision	$19,431	$24,291	$34,829

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended June 30, 2003, 2004, and 2005 as follows:

	2003	2004	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	3.9	4.2
Stock-based compensation	0.2	0.1	0.1
Municipal bond interest	(0.2)	(0.4)	(0.9)
Refunds and credits	(0.3)	(0.5)	(1.0)
Nondeductible expenses and other	1.0	0.3	0.2

Effective tax rate	39.6%	38.4%	37.6%

The components of the net deferred tax asset as of June 30, 2004 and 2005 were as follows (in thousands):

	2004	2005
Deferred tax assets:
Compensated absences and other accruals not yet deductible for tax purposes	$9,573	$13,047
Financial statement depreciation in excess of tax depreciation	1,944	3,486
Deferred compensation	1,849	2,098
State job creation credits	—	438

Total deferred tax assets	13,366	19,069

Deferred tax liabilities:
Identified intangibles	(5,122)	(4,549)
Prepaid expenses	(2,395)	(2,872)
Unbilled contract revenue	(2,388)	(3,784)
Capitalized software	(537)	(1,370)
Other	(94)	(94)

Total deferred tax liabilities	(10,536)	(12,669)

Net deferred tax asset	$2,830	$6,400

11. Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 2003 have been completed. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2003 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

Leases

Net rent expense for the years ended June 30, 2003, 2004, and 2005 was as follows (in thousands):

	2003	2004	2005
Office space	$14,278	$18,114	$23,726
Sublease income	(1,332)	(964)	(936)

Subtotal	12,946	17,150	22,790
Furniture and equipment	707	628	737

Total	$13,653	$17,778	$23,527

Future minimum rental commitments under noncancellable operating leases, primarily for office space, as of June 30, 2005 were as follows (in thousands):

	Rental Commitments	Sublease Income	Net Commitments
Years ending June 30,
2006	$24,832	$448	$24,384
2007	23,433	73	23,360
2008	22,015	75	21,940
2009	20,577	71	20,506
2010	18,554	—	18,554
Thereafter	87,205	—	87,205

Total minimum lease payments	$196,616	$667	$195,949

Leases for certain office space entitle the Company to rent abatements pursuant to its lease agreements. The rent abatements are amortized as reductions in rent expense over the term of the respective leases. Certain lease commitments are subject to adjustment based on changes in the Consumer Price Index.

Litigation

The Company is involved in various legal proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

12. Gain on Sale of Equity Method Investment:

In February 2001, the Company recognized a pre-tax gain of $11,776,000 on the sale of its minority interest in Mail2000, Inc. The Company deferred recognition of contingent gains attributable to the portion of its sales proceeds that were deposited in escrow to cover certain contingencies. In the year ended June 30, 2002, an additional pre-tax gain of $373,000 was recognized when the Company received its portion of proceeds from the settlement of the first of two issues for which funds were escrowed. In the year ended June 30, 2003, additional pre-tax gains of $1,031,000 were recognized when the Company received its portion of proceeds from the remaining settlement of indemnification escrow agreements. As of June 30, 2003, all escrows related to the sale of Mail2000, Inc. were received.

13. Gain on Sale of Assentor Practice:

In October 2002, the Company sold its Assentor practice for approximately $5 million, resulting in a pre-tax gain of $4,685,000. All proceeds due as a result of this sale were received in October 2002 upon closing.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

14. Related Party Transactions:

In May 2001, Mantas, which was previously one of the Company’s service offerings, was contributed to a separate company, Mantas, Inc., which was formed with funding and other contributions received from unrelated third parties. The Company has maintained an equity interest in Mantas, Inc., a provider of services to the financial services industry, to address anti-money laundering and other data mining issues, since May 24, 2001 (Closing). The investment in Mantas, Inc. was accounted for under the equity method until September 2003, at which time the Company’s investment interest was diluted from 29% to 15%. Under the equity method, the Company was required to recognize its proportionate interest in Mantas, Inc.’s losses to the extent the Company had a cost basis in the investment. The Company did not have a cost basis in Mantas, Inc., as the Company did not previously capitalize its internal investments in the Mantas service offerings. Accordingly, the Company did not recognize any portion of Mantas, Inc.’s losses through September 2003, and now accounts for its investment on a cost basis. This change from equity method to cost basis had no impact on the Company’s financial position, results of operations, or cash flows. As of June 30, 2005, the Company owned approximately 10% of the outstanding stock of Mantas, Inc.

For the periods presented, Mantas, Inc. has utilized certain services provided by the Company, for which Mantas, Inc. reimbursed the Company for such services. Mantas, Inc. leased space from the Company and received other support services related to its occupancy. Sublease income and amounts due for other support services provided were approximately $891,000 and $707,000 for the years ended June 30, 2003 and 2004, respectively. The Company also allowed Mantas, Inc. to obtain certain travel and insurance-related services utilizing the Company’s existing relationships with vendors. The total of such services received by Mantas, Inc. was approximately $1.5 million, $2.5 million, and $183,000 for the years ended June 30, 2003, 2004, and 2005, respectively. Additionally, the Company provided labor services when requested by Mantas, Inc. to support its administrative and client support activities. Approximately $295,000, $368,000, and $304,000 of such labor services were provided for the years ended June 30, 2003, 2004, and 2005, respectively. At June 30, 2004 and June 30, 2005, amounts due from Mantas, Inc. for all services utilized were approximately $199,000 and $28,000, respectively, which amounts were subsequently paid by Mantas, Inc. to the Company.

15. Segment Reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. SRA currently reports one operating segment for financial reporting purposes, the Consulting & System Integration business (C&SI). The C&SI segment represents the Company’s core business and includes high-end consulting services and information technology solutions primarily for federal government clients. Since October 2002, the C&SI segment has represented all of the Company’s ongoing operations.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

Reportable Segments

(in thousands)

Year Ended June 30, 2003	C&SI	ET	Total
Revenue	$449,298	$1,077	$450,375
Depreciation and amortization	8,969	73	9,042
Operating income (loss)	42,034	(46)	41,988
Accounts receivable, net at June 30, 2003	119,224	—	119,224
Goodwill	36,171	—	36,171

Year Ended June 30, 2004	C&SI	ET	Total
Revenue	$615,802	$—	$615,802
Depreciation and amortization	10,511	—	10,511
Operating income	61,601	—	61,601
Accounts receivable, net at June 30, 2004	164,162	—	164,162
Goodwill	62,747	—	62,747

Year Ended June 30, 2005	C&SI	ET	Total
Revenue	$881,770	$—	$881,770
Depreciation and amortization	13,141	—	13,141
Operating income	89,110	—	89,110
Accounts receivable, net at June 30, 2005	206,995	—	206,995
Goodwill	89,214	—	89,214

16. Acquisitions:

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

Company assumed and subsequently repaid debt of approximately $1.0 million. In addition, Adroit executives used $4.4 million of the net purchase price proceeds to buy an aggregate of 321,810 shares of SRA International, Inc. class A common stock at a price equal to the average closing stock price on the twenty trading days preceding the closing date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including acquisition expenses, at the date of acquisition (in thousands):

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

	Pro Forma
	2002	2003
Revenue	$400,006	$478,727
Net income	11,626	31,012
Basic earnings per share	0.40	0.73
Diluted earnings per share	0.34	0.65

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

Touchstone Consulting Group, Inc.

In April 2005, the Company completed its acquisition of Touchstone Consulting Group, Inc. (Touchstone), a privately-held management consultancy with an established track record of serving senior executives in the

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2004, and 2005

federal government. Touchstone provides strategic consulting services to its customers throughout the federal government, including the Department of Homeland Security, Department of Defense, intelligence agencies, and the Office of Management and Budget. The Company acquired Touchstone for approximately $37.0 million net of acquisition costs, from cash on hand. Approximately $6.5 million of the purchase price was allocated to identified intangibles and approximately $26.5 million to goodwill. Pursuant to the requirements of SFAS No. 141 “Business Combinations,” the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

17. Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Revenue	Operating Income	Income Before Taxes	Net Income	Earnings Per Share (a)
					Basic	Diluted
Year Ended June 30, 2004
1st Quarter	$131,978	$12,445	$12,838	$7,831	$0.16	$0.14
2nd Quarter	143,002	14,020	14,594	9,034	0.18	0.16
3rd Quarter	159,962	16,188	16,579	10,196	0.20	0.19
4th Quarter	180,860	18,948	19,217	11,876	0.23	0.22

Year Ended June 30, 2005
1st Quarter	$203,474	$19,770	$20,293	$12,440	$0.24	$0.22
2nd Quarter	211,212	22,269	23,023	14,723	0.28	0.26
3rd Quarter	226,018	22,752	23,722	14,694	0.28	0.26
4th Quarter	241,066	24,319	25,514	15,866	0.29	0.28

(a)	The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computing the weighted-average number of shares in the interim period.

18. Subsequent Event:

In July 2005, the Company acquired Galaxy Scientific Corporation (Galaxy), a privately-held provider of systems engineering, information technology, and tactical communication services and solutions to the federal government. Galaxy specializes in command and control, communications, computers, and intelligence (C4I) tactical systems; information assurance; information technology; training systems; engineering support; and safety and security technologies.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

Years Ended June 30, 2003, 2004 and 2005

Schedule II—Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended June 30, 2003, 2004, and 2005, was as follows (in thousands):

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2003	$1,050	$150	$—	$178	*	$1,378
2004	1,378	75	68	40	*	1,425
2005	1,425	74	380	40	*	1,159

Allowance for Contract Disallowances
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2003	$1,552	$403	$—	$220	*	$2,175
2004	2,175	(150)	224	60	*	1,861
2005	1,861	51	60	—		1,852

Allowance for Interest on Tax Exposure
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2003	$185	$—	$30	$—		$155
2004	155	(153)	2	—		—
2005	—	—	—	—		—

*	Represents allowances assumed in connection with acquisitions.