Form 10-Q
period 2005-09-30
SRA INTERNATIONAL INC
filed 2005-11-03
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☐

As of October 28, 2005, there were 39,823,079 shares outstanding of the registrant’s class A common stock and 14,849,828 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2005

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	June 30, 2005	September 30, 2005
Current assets:
Cash and cash equivalents	$162,973	$88,454
Short-term investments	20,156	23,173
Accounts receivable, net	206,995	261,502
Prepaid expenses and other	19,931	15,919
Deferred income taxes, current	6,506	8,153

Total current assets	416,561	397,201

Total property and equipment, net	34,754	34,836

Other assets:
Goodwill	89,214	162,540
Identified intangibles, net	17,661	28,457
Investments	5,172	—
Deferred income taxes, noncurrent	—	136
Deferred compensation trust	5,755	7,798

Total other assets	117,802	198,931

Total assets	$569,117	$630,968

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2005	September 30, 2005
Current liabilities:
Accounts payable and accrued expenses	$75,383	$97,836
Accrued payroll and employee benefits	49,486	61,794
Billings in excess of revenue recognized	6,616	5,593

Total current liabilities	131,485	165,223

Long-term liabilities:
Deferred income taxes, noncurrent	106	—
Other long-term liabilities	8,434	10,018

Total long-term liabilities	8,540	10,018

Total liabilities	140,025	175,241

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 39,239,400 and 40,579,726 shares issued as of June 30, 2005 and September 30, 2005; 38,419,877 and 39,760,203 shares outstanding as of June 30, 2005 and September 30, 2005	157	162
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 15,627,466 and 14,849,828 shares issued as of June 30, 2005 and September 30, 2005; 15,627,466 and 14,849,828 shares outstanding as of June 30, 2005 and September 30, 2005	63	59
Additional paid-in capital	231,754	243,998
Treasury stock, at cost	(4,839)	(4,839)
Deferred stock-based compensation	(343)	(343)
Retained earnings	202,300	216,690

Total stockholders’ equity	429,092	455,727

Total liabilities and stockholders’ equity	$569,117	$630,968

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2004	2005
Revenue	$203,474	$280,695
Operating costs and expenses:
Cost of services	151,546	210,240
Selling, general and administrative	29,276	43,657
Depreciation and amortization	2,882	4,010

Total operating costs and expenses	183,704	257,907

Operating income	19,770	22,788
Interest income, net	523	733

Income before taxes	20,293	23,521
Provision for income taxes	7,853	9,131

Net income	$12,440	$14,390

Earnings per share:
Basic	$0.24	$0.27

Diluted	$0.22	$0.25

Weighted-average shares:
Basic	51,986,022	54,263,817

Diluted	55,540,778	57,408,033

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$12,440	$14,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,882	4,010
Stock-based compensation	82	3,080
Tax benefits of stock option exercises	2,658	—
Deferred income taxes	(956)	(1,889)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(13,779)	(37,939)
Prepaid expenses and other	7,564	9,581
Accounts payable and accrued expenses	11,645	16,411
Accrued payroll and employee benefits	9,099	5,863
Billings in excess of revenue recognized	(1,546)	(1,023)
Other	(481)	(384)

Net cash provided by operating activities	29,608	12,100

Cash flows from investing activities:
Capital expenditures	(3,527)	(2,775)
Sales and maturities of investments	—	2,636
Purchases of investments	(1,867)	—
Acquisition of Galaxy Scientific Corporation, net of cash acquired	—	(95,645)

Net cash used in investing activities	(5,394)	(95,784)

Cash flows from financing activities:
Issuance of common stock	2,410	4,727
Tax benefits of stock option exercises	—	4,438

Net cash provided by financing activities	2,410	9,165

Net increase (decease) in cash and cash equivalents	26,624	(74,519)
Cash and cash equivalents, beginning of period	143,367	162,973

Cash and cash equivalents, end of period	$169,991	$88,454

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$1,391	$2,572

Cash received during the period:
Interest	$769	$983

Income taxes	$176	$16

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2004 and 2005

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2005.

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

Revenue from contracts with federal government agencies was 99 percent of total revenue for both the three months ended September 30, 2004 and 2005. The National Guard, as a client group, accounted for approximately 12 percent and 11 percent of revenue for the three months ended September 30, 2004 and 2005, respectively. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

3.    Earnings Per Share:

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

	Three Months Ended September 30,
	2004	2005
Basic weighted-average common shares outstanding	51,986,022	54,263,817
Effect of potential exercise of stock options	3,554,756	3,144,216

Diluted weighted-average common shares outstanding	55,540,778	57,408,033

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were zero and 1,386,470 for the three months ended September 30, 2004 and 2005, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2004 and 2005

On May 2, 2005, the Company’s board of directors declared a two-for-one stock split of the Company’s outstanding common stock in the form of a 100 percent stock dividend. The stock dividend was distributed on May 27, 2005 to stockholders of record on May 13, 2005. All per share amounts, outstanding shares of common stock, and common stock equivalents reported in the accompanying consolidated financial statements and notes thereto have been adjusted to retroactively reflect the stock split.

4.    Accounting for Stock-Based Compensation:

Stock-Based Benefit Plans

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

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Upon adoption, up to 7,058,822 shares of class A common stock were reserved for issuance under the 2002 plan. Pursuant to the terms of the 2002 plan, the number of shares authorized for issuance automatically increases at the beginning of each fiscal year, beginning with the fiscal year ended June 30, 2004. An additional 4,677,569 shares of class A common stock were reserved for issuance pursuant to the automatic increase feature of the 2002 plan through July 1, 2005. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the compensation committee of the board of directors, which shall determine the number of shares covered by options, the exercise price, the vesting period, and the duration of such option grants. The board of directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

Adoption of SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption will be measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2004 and 2005

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning July 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $4.4 million for the three months ended September 30, 2005. Such benefits were $2.7 million for the three months ended September 30, 2004 and are presented as a component of operating cash flows.

As a result of adopting SFAS No. 123R, the Company recorded $3.0 million of stock-based compensation expense, or $1.8 million after-tax, in its statement of operations for the three months ended September 30, 2005. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 for the three months ended September 30, 2005.

Fair Value Determination

The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The Company has elected to continue to use both the Black-Scholes-Merton option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The Company has 10-year and 15-year options. The following weighted-average assumptions were used for option grants during the three months ended September 30, 2005:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the quarter ended September 30, 2005 was 32 percent.

Expected Term. The expected term was estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted during the quarter ended September 30, 2005 was five years.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The risk-free interest rate used in valuing options granted during the quarter ended September 30, 2005 was 4.1 percent.

Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.

Stock Compensation Expense

The Company recognized compensatory stock option expense on stock options issued below fair market value or upon modification of option terms of $53,000 for the three months ended September 30, 2005. Deferred stock-based compensation related to the stock options issued below fair market value was $35,000 as of September 30, 2005 and will be expensed over the 2-month remaining vesting period of the related options.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2004 and 2005

The Company recorded $3.0 million of stock-based compensation expense for the three months ended September 30, 2005, in addition to the stock compensation expense recorded above.

In prior years, while accounting for stock options under APB No. 25 and disclosing a pro forma expense calculation under SFAS No. 123, the Company did not include a forfeiture rate when calculating pro forma expense related to the options. In accordance with SFAS No. 123R, the Company estimated forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest.

As of September 30, 2005, there was $33.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 17 months.

Stock Option Activity

During the quarter ended September 30, 2005, the Company granted stock options to purchase 1,398,470 shares of class A common stock at a weighted-average exercise price of $35.38 per share, the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted during the quarter ended September 30, 2005 was $12.56 per share. These options vest at the rate of 25 percent per year over four years, beginning on the date of grant. The options expire ten years from the grant date. The Company also granted 4,250 shares of restricted stock at a weighted-average price of $33.56 per share that will vest at the rate of 25 percent per year over four years.

The following table summarizes stock option activity for the three months ended September 30, 2005:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2005	8,028,226	$12.54
Options granted	1,398,470	35.38
Options exercised	(551,750)	8.36
Options cancelled and expired	(105,811)	23.12

Shares under option, September 30, 2005	8,769,135	$16.32	$168,005

Options exercisable at September 30, 2005	4,436,114	$8.24	$120,826

Shares reserved for equity awards at September 30, 2005	5,015,947

Information with respect to stock options outstanding and stock options exercisable at September 30, 2005 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 – $ 0.30	373,814	1.6 years	$0.29
$ 2.39 – $ 5.07	2,360,591	7.8	4.00
$10.85 – $16.80	2,517,074	10.2	14.11
$19.39 – $35.40	3,517,656	9.3	27.88

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2004 and 2005

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 – $ 0.30	373,814	1.6 years	$0.29
$ 2.39 – $ 5.07	2,311,328	7.7	3.98
$10.85 – $16.80	1,341,068	10.4	13.92
$19.39 – $21.13	409,904	8.8	20.99

Pro Forma Disclosures

Under the modified prospective method, results for the three months ended September 30, 2004 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the three months ended September 30, 2004 (in thousands, except per share amounts) are presented below.

Three Months Ended September 30,

2004
Net income, as reported	$12,440
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	82
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,203)

Pro forma net income	$11,319

Earnings per share:
Basic—as reported	$0.24

Basic—pro forma	$0.22

Diluted—as reported	$0.22

Diluted—pro forma	$0.20

5.    Accounts Receivable:

Accounts receivable, net as of June 30, 2005 and September 30, 2005, consisted of the following (in thousands):

	June 30, 2005	September 30, 2005
Billed and billable, net of allowance of $1,159 as of June 30, 2005 and $1,528 as of September 30, 2005	$195,140	$249,180

Unbilled:
Retainages	4,444	5,389
Revenue recorded in excess of milestone billings on fixed-price contracts	3,783	4,506
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	5,480	4,354
Allowance for contract disallowances	(1,852)	(1,927)

Total unbilled	11,855	12,322

Total accounts receivable	$206,995	$261,502

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2004 and 2005

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at September 30, 2005 are expected to be billed and collected within one year except for approximately $2.1 million related to a portion of retainages.

6.    Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency, or DCAA. Audits through June 30, 2003 have been completed. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2003 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

7.    Acquisition of Galaxy Scientific Corporation:

In July 2005, the Company completed its acquisition of Galaxy Scientific Corporation, or Galaxy, a privately-held provider of systems engineering, information technology, and tactical communication services and solutions to the federal government. Galaxy specializes in command and control, communications, computers and intelligence (C4I) tactical systems; information assurance; information technology; training systems; engineering support; and safety and security technologies. The Company acquired Galaxy for approximately $98.7 million, net of acquisition costs, from cash on hand. Pursuant to the requirements of SFAS No. 141 “Business Combinations,” the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

8.    Subsequent Event:

In November 2005, the Company acquired Spectrum Solutions Group, Inc., or Spectrum, a privately-held provider of enterprise solutions to the federal government. Spectrum focuses on achieving organizational improvement through the application of enterprise solutions, such as Oracle and PeopleSoft applications and technologies, to its customers throughout the federal government, including the Departments of Homeland Security and Health and Human Services.

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

We work with the federal government under three primary contract types: cost-plus-fee, time-and-materials, and fixed-price contracts. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Time-and-materials and fixed-price contracts typically generate higher profit margins reflecting their generally higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements. Typically under fixed-price, as compared with cost-plus-contracts, the customer can save money and we can earn better margins, given the more specific delivery requirements of these structures.

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

We have been able to build and effectively use what we refer to as a central services model. This central services model employs the use of central services for marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services. This central services model allows us to reduce selling, general and administrative expenses as a percentage of revenue as revenue grows organically and through selective acquisitions, thereby contributing to the expansion of our operating margins.

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements which have averaged 2% or less of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangibles assets may increase as a percentage of our revenue.

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

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total year-over-year revenue growth rate was 38.0% for the three months ended September 30, 2005. Our organic revenue growth rate was 22.4% for the three months ended September 30, 2005, driven by building out existing accounts, broadening our client base, and leveraging our research and development into high value services.

A part of our growth strategy includes pursuing acquisitions. In April 2005, we acquired Touchstone Consulting Group, Inc., or Touchstone, which provides strategic consulting services to the federal government, and in July 2005, we acquired Galaxy which specializes in providing systems engineering, information technology, and tactical communication services and solutions to the federal government. In November 2005, we acquired Spectrum, which provides enterprise solutions to the federal government.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	June 30, 2005	September 30, 2005
	(in millions)
Backlog:
Funded	$453.2	$582.5
Unfunded	2,296.9	2,656.7

Total backlog	$2,750.1	$3,239.2

Our total backlog of $3.2 billion as of September 30, 2005 represented an 18% increase over the June 30, 2005 backlog. Excluding backlog acquired as of July 1, 2005 as a result of our Galaxy acquisition, total backlog increased by 8%. We currently expect to recognize revenue during the remaining three quarters of fiscal 2006 from approximately 21% of our total backlog as of September 30, 2005.

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

	Three Months Ended September 30,
	2004	2005
Cost-plus-fee	43%	44%
Time-and-materials	36	40
Fixed-price	21	16

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we will pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the profitability of our contracts and how we manage our costs. The operating margin improvements that we have shown over the last three completed fiscal years are primarily attributable to two interdependent factors: an increase in our direct labor utilization rate; and our ability to grow revenue at a faster rate than the costs necessary to support our centralized services model.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Accounts receivable represents the most significant asset we report on our balance sheet. DSO has improved for each of the last three completed fiscal years. For the three months ended September 30, 2005, we reported DSO of 76 days, an increase from 74 days for the three months ended June 30, 2005. The increase was primarily due to the implementation of a new financial accounting system in July 2005. We have a number of internal process initiatives underway that we believe will enable us to improve our DSO.

[Remainder of page left blank intentionally.]

RESULTS OF OPERATIONS

The following tables detail our consolidated statements of operations, the period-over-period rate of change in each of the line items and express these items as a percentage of revenue, for the periods indicated.

	Three Months Ended September 30,
	2004	2005	% Change
	(unaudited, in thousands)
Revenue	$203,474	$280,695	38.0%
Operating costs and expenses:
Cost of services	151,546	210,240	38.7
Selling, general and administrative	29,276	43,657	49.1
Depreciation and amortization	2,882	4,010	39.1

Total operating costs and expenses	183,704	257,907	40.4

Operating income	19,770	22,788	15.3
Interest income, net	523	733	40.2

Income before taxes	20,293	23,521	15.9
Provision for income taxes	7,853	9,131	16.3

Net income	$12,440	$14,390	15.7

	(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	74.5	74.9
Selling, general and administrative	14.4	15.6
Depreciation and amortization	1.4	1.4

Total operating costs and expenses	90.3	91.9

Operating income	9.7	8.1
Interest income, net	0.3	0.3

Income before taxes	10.0	8.4
Provision for income taxes	3.9	3.3

Net income	6.1%	5.1%

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenue

For the three months ended September 30, 2005, our revenue increased 38.0% to $280.7 million, from $203.5 million for the three months ended September 30, 2004. Organic revenue growth was 22.4% for the period, with the remainder of growth attributable to our April 2005 and July 2005 acquisitions of Touchstone and Galaxy, respectively. Our organic growth has been driven in part by several large contracts. Our United States Agency for International Development, or USAID, contract, our Advanced Information Technology Services, or AITS, contract with the National Guard and our Federal Deposit Insurance Corporation, or FDIC contract were significant drivers of our revenue growth, each generating approximately $10 million in additional revenue during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Cost of Services

For the three months ended September 30, 2005, cost of services increased 38.7% to $210.2 million, from $151.5 million for the three months ended September 30, 2004. This increase in cost of services was due primarily to the volume of services provided under the USAID, AITS, and FDIC contracts, and the increased cost of services attributable to Touchstone’s and Galaxy’s existing contracts. As a percentage of revenue, cost of services increased to 74.9% in the three months ended September 30, 2005, from 74.5% in the three months ended September 30, 2004. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to certain clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, these contracts should have a positive impact on our earnings and return on invested capital.

Selling, General and Administrative Expenses

For the three months ended September 30, 2005, selling, general and administrative expenses increased 49.1% to $43.7 million, from $29.3 million for the three months ended September 30, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 15.6% for the three months ended September 30, 2005, from 14.4% for the three months ended September 30, 2004. This increase as a percentage of revenue resulted primarily from the adoption of SFAS No. 123R during the three months ended September 30, 2005. Under SFAS No. 123R, share-based payments not fully vested as of July 1, 2005 and those granted in the three months ended September 30, 2005 and future periods will be measured at estimated fair value and included in selling, general and administrative expenses over the appropriate earning period. For the three months ended September 30, 2005, we recognized approximately $3.0 million of compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, selling, general and administrative expenses as a percentage of revenue were 14.5% and 14.4% for the three months ended September 30, 2005 and 2004.

Depreciation and Amortization

For the three months ended September 30, 2005, depreciation and amortization increased 39.1% to $4.0 million, from $2.9 million for the three months ended September 30, 2004. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisitions of Touchstone and Galaxy. As a percentage of revenue, depreciation and amortization remained at 1.4% for both the three months ended September 30, 2005 and 2004.

Interest Income

For the three months ended September 30, 2005, interest income increased to $733,000 from $523,000 for the three months ended September 30, 2004. This increase was due to a general rise in interest rates and a one-time benefit from the interest earned on a Virginia business license tax refund claim from previous years.

Income Taxes

For the three months ended September 30, 2005, our effective income tax rate increased to 38.8%, from 38.7% for the three months ended September 30, 2004. This increase was due primarily to additional services performed in higher taxing jurisdictions. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

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

Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of six acquisitions, with cash generated from our operations. We expect the combination of cash flows from operations, our cash and cash equivalents, and our investments to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months.

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

Net cash provided by operating activities was $12.1 million for the three months ended September 30, 2005 compared to $29.6 million for the three months ended September 30, 2004. The decrease was due to higher net working capital requirements, driven primarily by the increase in accounts receivable. As revenue grows, our accounts receivable balances grow at approximately the same rate, while our payables to subcontractors, vendors and employees grow at a slower rate. The increase in the accounts receivable balance was also attributable to the implementation of a new accounting system in July 2005. Additionally, net cash provided by operating activities was impacted by the adoption of SFAS No. 123R, which resulted in the reclassification of excess tax benefits from operating cash flows to financing cash flows.

We used $95.8 million in net cash for investing activities in the three months ended September 30, 2005, compared to $5.4 million in the three months ended September 30, 2004. The higher amount of cash used for investing activities in the three months ended September 30, 2005 was primarily the result of our acquisition of Galaxy in July 2005.

Net cash provided by financing activities was $9.2 million in the three months ended September 30, 2005, compared to $2.4 million in the three months ended September 30, 2004. On a recurring basis, our employees exercise stock options which results in the issuance of common stock. The higher amount of cash provided by financing activities in the three months ended September 30, 2005 was primarily the result of our adoption of SFAS No. 123R in July 2005. Under SFAS No. 123R, excess tax benefits from share-based payments are presented as sources of financing cash flows.

Credit Facility and Borrowing Capacity

We maintained a $40 million credit facility that we elected not to renew when it expired on February 29, 2004. We do not currently intend to replace the credit facility as we expect our cash and cash equivalents and short-term investments, together with cash flow generated from operations, to meet our normal operating liquidity and capital expenditure requirements for the near future. Based on our profitability and the cash flow generated from our operating activities, we believe we have significant borrowing capacity. We maintain relationships with a number of banks who have communicated a willingness to extend credit to us on reasonable terms if the need for credit arises. In particular, it could be possible that we would be required to borrow in the event of a large acquisition or a series of smaller acquisitions in a relatively short period of time.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2005 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at September 30, 2005.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$200,089	$27,142	$48,979	$40,471	$83,497

Total contractual obligations	$200,089	$27,142	$48,979	$40,471	$83,497

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

Contract Cost Accounting

As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract, and other non-labor costs incurred in support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations. These costs typically include our selling, general and administrative expenses, fringe benefit expenses, and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs, and the amortization of identified intangible assets, among others. A key element to our recent margin expansion has been our success at controlling indirect cost growth and unallowable costs. In addition, as we acquire and integrate new companies, we have been able to manage our indirect costs and improve operating margins by realizing opportunities for cost synergies and integrating the indirect support functions of acquired companies into our own.

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

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. None of these events have occurred for the periods presented. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

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

Days Sales Outstanding

We calculate days sales outstanding by dividing the average accounts receivable at the beginning and end of the period, net of average billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days. Revenue per day for a year is determined by dividing total revenue by 360 days.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our quarterly organic growth rate of 22.4% as follows:

	Quarter Ended September 30,
	2004	2005	% Increase
Revenue, as reported	$203,474	$280,695	38.0%
Plus: Touchstone revenue for July 1, 2004 through September 30, 2004	7,410	—
Plus: Galaxy revenue for July 1, 2004 through September 30, 2004	18,495	—

Organic Revenue	$229,379	$280,695	22.4%

[Remainder of page left blank intentionally.]

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 99% of our revenue for all periods presented herein. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 58%, 59%, 53%, and 54% of our revenue for fiscal 2003, fiscal 2004, fiscal 2005 and for the three months ended September 30, 2005, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of six GSA schedule contracts and as a prime contractor under four GWACs and more than 30 agency-specific indefinite delivery/indefinite quantity contracts. For the fiscal years ended June 30, 2003, 2004, and 2005, and the three months ended September 30, 2005, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 86%, 83%, 77% and 73%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

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

Our backlog was over $3.2 billion as of September 30, 2005, of which $582.5 million was funded. We currently expect to recognize revenue during the last three quarters of fiscal year 2006 from approximately 21% of our total backlog as of September 30, 2005. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of September 30, 2005 from which we expect to recognize revenue during the last three quarters in fiscal year 2006 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of September 30, 2005, our revenue and operating results for our 2006 fiscal year as well as future reporting periods may be materially harmed.

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

We must continue to hire significant numbers of highly qualified individuals in fiscal 2006 who have advanced information technology and technical services skills and who work well with our clients in a government or defense-related environment. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. We are operating in a tight labor market and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue.

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 30%, 30%, 32% and 31% of our revenue for fiscal 2003, fiscal 2004, fiscal 2005 and for the three months ended September 30, 2005, respectively.

We may not be successful in identifying acquisition candidates, and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business.

One of our strategies is to pursue growth through acquisitions. We have completed acquisitions of six complementary companies that provide services in one of our three target markets. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Additionally, we may not be able to identify acquisition candidates that align as closely with our existing business as the companies we have acquired previously. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could harm our operating results.

If we are unable to integrate companies we acquire into our business successfully or to achieve the expected benefits of these acquisitions, our revenue and operating results may be impaired.

We acquired Touchstone and Galaxy, in April 2005 and July 2005, respectively and recently acquired Spectrum. If we are unable to successfully integrate Touchstone, Galaxy, or Spectrum or other companies we have acquired or may acquire in the future, our revenue and operating results could suffer. We may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. In addition, we may experience increased attrition, including but not limited to key employees of acquired companies, following the integration of acquired companies that could reduce our future revenue.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the three months ended September 30, 2005, we derived 44%, 40%, and 16% of our revenue from cost-plus fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 43%, 44%, 46% and 44% of our revenue for fiscal 2003, fiscal 2004, fiscal 2005 and the three months ended September 30, 2005, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 20%, 18%, 20% and 16% of our revenue for fiscal 2003, fiscal 2004, fiscal 2005 and the three months ended September 30, 2005, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 30%, 30%, 32% and 31% of our revenue for fiscal 2003, fiscal 2004, fiscal 2005 and the three months ended September 30, 2005, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

In addition, as of September 30, 2005 we had approximately 150 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 58%, 59%, 53% and 54% of our revenue for fiscal 2003, fiscal 2004, fiscal 2005 and the three months ended September 30, 2005, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 41%, 40%, 46% and 45% of our revenue for fiscal 2003, fiscal 2004, fiscal 2005 and the three months ended September 30, 2005, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

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

As of October 28, 2005, Ernst Volgenau, our chairman, beneficially owned 257,156 shares of class A common stock and 12,150,736 shares of class B common stock, which represented approximately 64.7% of the combined voting power of our outstanding common stock. As of October 28, 2005, our executive officers and directors as a group beneficially owned an aggregate of 3,693,890 shares of class A common stock and 14,849,828 shares of class B common stock, which represented approximately 80.2% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, a current director and the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

As of June 30, 2005 the fair value of our long-term investments was approximately $5.1 million, compared to the $5.2 million carrying value of those investments. As of September 30, 2005, the carrying value of financial instruments approximated fair value.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In July 2005, the Company completed its conversion to a new accounting system, which is used for preparing billings, performing revenue calculations, and certain other accounting and financial reporting functions. In connection with the system conversion, internal controls and procedures have been modified as necessary to reflect the new system environments, however, our overall financial reporting controls have not changed significantly. No other material changes to internal controls and procedures have occurred during the three months ended September 30, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 3rd day of November, 2005.

SRA INTERNATIONAL, INC.

By:	/s/ RENATO A. DIPENTIMA
Renato A. DiPentima, President and Chief Executive Officer (Principal Executive Officer)

SRA INTERNATIONAL, INC.

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes, Executive Vice President, Chief Financial Officer and Chief of Finance and Administration (Principal Financial and Accounting Officer)