Form 10-Q
period 2005-12-31
SRA INTERNATIONAL INC
filed 2006-02-02
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒  Large accelerated filer                            ☐  Accelerated filer                            ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of January 31, 2006, there were 40,641,812 shares outstanding of the registrant’s class A common stock and 14,509,828 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND SIX MONTHS ENDED DECEMBER 31, 2005

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	December 31, 2005	June 30, 2005
Current assets:
Cash and cash equivalents	$99,590	$162,973
Short-term investments	12,737	20,156
Accounts receivable, net	295,053	206,995
Prepaid expenses and other	29,740	19,931
Deferred income taxes, current	9,007	6,506

Total current assets	446,127	416,561

Total property and equipment, net	33,797	34,754

Other assets:
Goodwill	169,284	89,214
Identified intangibles, net	28,116	17,661
Investments	—	5,172
Deferred compensation trust	7,607	5,755

Total other assets	205,007	117,802

Total assets	$684,931	$569,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	December 31, 2005	June 30, 2005
Current liabilities:
Accounts payable and accrued expenses	$115,961	$75,383
Accrued payroll and employee benefits	69,802	49,486
Billings in excess of revenue recognized	7,700	6,616

Total current liabilities	193,463	131,485

Long-term liabilities:
Deferred income taxes, noncurrent	274	106
Other long-term liabilities	9,576	8,434

Total long-term liabilities	9,850	8,540

Total liabilities	203,313	140,025

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 41,044,603 and 39,239,400 shares issued as of December 31, 2005 and June 30, 2005; 40,303,100 and 38,419,877 shares outstanding as of December 31, 2005 and June 30, 2005	164	157
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,749,828 and 15,627,466 shares issued and outstanding as of December 31, 2005 and June 30, 2005	59	63
Additional paid-in capital	254,061	231,754
Treasury stock, at cost	(4,379)	(4,839)
Deferred stock-based compensation	(880)	(343)
Retained earnings	232,593	202,300

Total stockholders’ equity	481,618	429,092

Total liabilities and stockholders’ equity	$684,931	$569,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenue	$305,313	$211,212	$586,008	$414,686
Operating costs and expenses:
Cost of services	231,004	155,942	441,244	307,488
Selling, general and administrative	45,446	29,846	89,103	59,122
Depreciation and amortization	4,643	3,155	8,653	6,037

Total operating costs and expenses	281,093	188,943	539,000	372,647

Operating income	24,220	22,269	47,008	42,039
Interest income, net	1,037	754	1,770	1,277

Income before taxes	25,257	23,023	48,778	43,316
Provision for income taxes	9,354	8,300	18,485	16,153

Net income	$15,903	$14,723	$30,293	$27,163

Earnings per share:
Basic	$0.29	$0.28	$0.56	$0.52

Diluted	$0.28	$0.26	$0.53	$0.48

Weighted-average shares:
Basic	54,809,608	52,601,438	54,536,713	52,293,730

Diluted	57,525,356	56,476,908	57,466,695	56,008,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$30,293	$27,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,653	6,037
Stock-based compensation	6,488	159
Tax benefits of stock option exercises	—	8,816
Deferred income taxes	(2,333)	(1,567)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(68,194)	(29,043)
Prepaid expenses and other	(4,108)	(19,441)
Accounts payable and accrued expenses	33,026	27,607
Accrued payroll and employee benefits	12,873	16,410
Billings in excess of revenue recognized	1,084	2,809
Other	(575)	(568)

Net cash provided by operating activities	17,207	38,382

Cash flows from investing activities:
Capital expenditures	(4,960)	(7,671)
Sales and maturities of investments	13,072	8,515
Purchases of investments	—	(18,516)
Acquisition of Galaxy Scientific Corporation, net of cash acquired	(95,645)	—
Acquisition of Spectrum Solutions Group, net of cash acquired	(8,802)	—

Net cash used in investing activities	(96,335)	(17,672)

Cash flows from financing activities:
Issuance of common stock	6,401	5,061
Tax benefits of stock option exercises	7,078	—
Reissuance of treasury stock	2,266	—

Net cash provided by financing activities	15,745	5,061

Net (decrease) increase in cash and cash equivalents	(63,383)	25,771
Cash and cash equivalents, beginning of period	162,973	143,367

Cash and cash equivalents, end of period	$99,590	$169,138

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$17,596	$14,209

Cash received during the period:
Interest	$1,927	$1,264

Income taxes	$53	$513

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Six Months Ended December 31, 2005 and 2004

1.    Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly-owned subsidiaries (SRA or the Company) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2005.

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

Revenue from contracts with federal government agencies was 99 percent of total revenue for all periods presented herein. The National Guard, as a client group, accounted for approximately 11 percent of revenue for both the three and six months ended December 31, 2005 and 2004. The United States Agency for International Development as a client, accounted for approximately 12 percent and 11 percent of revenue for the three and six months ended December 31, 2004, respectively. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Basic weighted-average common shares outstanding	54,809,608	52,601,438	54,536,713	52,293,730
Effect of potential exercise of stock options	2,715,748	3,875,470	2,929,982	3,715,114

Diluted weighted-average common shares outstanding	57,525,356	56,476,908	57,466,695	56,008,844

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2005 and 2004

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,499,650 and 750,000 for the three months ended December 31, 2005 and 2004, respectively and 1,443,060 and 375,000 for the six months ended December 31, 2005 and 2004, respectively.

On May 2, 2005, the Company’s board of directors declared a two-for-one stock split of the Company’s outstanding common stock in the form of a 100 percent stock dividend. The stock dividend was distributed on May 27, 2005 to stockholders of record on May 13, 2005. All per share amounts, outstanding shares of common stock, and common stock equivalents reported in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted to retroactively reflect the stock split.

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

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Upon adoption, up to 7,058,822 shares of class A common stock were reserved for issuance under the 2002 plan. Pursuant to the terms of the 2002 plan, the number of shares authorized for issuance automatically increases at the beginning of each fiscal year, beginning with the fiscal year ended June 30, 2004. An additional 4,677,569 shares of class A common stock were reserved for issuance pursuant to the automatic increase feature of the 2002 plan through July 1, 2005. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the compensation committee of the board of directors, which shall determine the number of shares covered by options, and the exercise price, vesting period, and duration of option grants. The board of directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2005 and 2004

of previously granted awards outstanding at the date of adoption will be measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning July 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $7.1 million for the six months ended December 31, 2005. Such benefits were $8.8 million for the six months ended December 31, 2004 and are presented as a component of operating cash flows.

As a result of adopting SFAS No. 123R, the Company recorded $3.3 million and $6.3 million of stock-based compensation, or $2.1 million and $3.9 million after-tax, in its statement of operations for the three and six months ended December 31, 2005, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.04 and $0.07, for the three and six months ended December 31, 2005, respectively.

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

The Company has 10-year and 15-year options. The following weighted-average assumptions were used for option grants during the six months ended December 31, 2005:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the six months ended December 31, 2005 was 32 percent.

Expected Term. The expected term was estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted during the six months ended December 31, 2005 was five years.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The weighted-average risk-free interest rate used in valuing options granted during the six months ended December 31, 2005 was 4.2 percent.

Dividend Yield. The Black-Scholes-Merton valuation model calls for single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2005 and 2004

Stock Compensation Expense

The Company recognized compensatory stock option expense on stock options issued below fair market value or upon modification of option terms of $35,000 and $88,000 for the three and six months ended December 31, 2005, respectively. This expense related to options granted in December 2001. Deferred stock-based compensation related to the stock options issued below fair market value was zero as of December 31, 2005.

The Company recorded $3.3 million and $6.3 million of stock-based compensation expense for the three and six months ended December 31, 2005, respectively, in addition to the stock compensation expense recorded above.

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

As of December 31, 2005, there was $31.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 16 months.

Stock Option Activity

During the six months ended December 31, 2005, the Company granted stock options to purchase 1,554,510 shares of class A common stock at a weighted-average exercise price of $34.75 per share, the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted during the six months ended December 31, 2005 was $12.28 per share. These options vest at the rate of 25 percent per year over four years, beginning on the date of grant. The options expire ten years from the grant date. During the six months ended December 31, 2005, the Company also granted 29,250 shares of restricted stock at an average price of $29.70 per share, that will vest at the rate of 25 percent per year over four years.

The following table summarizes stock option activity for the six months ended December 31, 2005:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2005	8,028,226	$12.54
Options granted	1,554,510	34.75
Options exercised	(883,663)	6.60
Options cancelled and expired	(166,091)	24.96

Shares under option, December 31, 2005	8,532,982	$16.96	$115,861

Options exercisable at December 31, 2005	4,289,935	$9.31	$91,076

Shares reserved for equity awards at December 31, 2005	4,896,309

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2005 and 2004

Information with respect to stock options outstanding and stock options exercisable at December 31, 2005 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 – $ 0.30	316,714	1.4 years	$0.29
$ 2.39 – $ 5.07	2,107,250	7.8	4.05
$10.85 – $16.80	2,485,952	10.0	14.12
$19.39 – $35.40	3,623,066	9.1	27.88

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 – $ 0.30	316,714	1.4 years	$0.29
$ 2.39 – $ 5.07	2,106,221	7.8	4.05
$10.85 – $16.80	1,322,596	10.2	13.94
$19.39 – $31.61	544,404	8.6	23.68

Pro Forma Disclosures

Under the modified prospective method, results for the three and six months ended December 31, 2004 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the three and six months ended December 31, 2004 (in thousands, except per share amounts) are presented below.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income, as reported	$14,723	$27,163
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	77	159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,425)	(2,628)

Pro forma net income	$13,375	$24,694

Earnings per share:
Basic—as reported	$0.28	$0.52

Basic—pro forma	$0.25	$0.47

Diluted—as reported	$0.26	$0.48

Diluted—pro forma	$0.24	$0.44

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2005 and 2004

5.    Accounts Receivable:

Accounts receivable, net as of December 31, 2005 and June 30, 2005, consisted of the following (in thousands):

	December 31, 2005	June 30, 2005
Billed and billable, net of allowance of $1,588 as of December 31, 2005 and $1,159 of June 30, 2005	$279,178	$195,140

Unbilled:
Retainages	5,634	4,444
Revenue recorded in excess of milestone billings on fixed-price contracts	4,889	3,783
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	7,340	5,480
Allowance	(1,988)	(1,852)

Total unbilled	15,875	11,855

Total accounts receivable	$295,053	$206,995

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at December 31, 2005 are expected to be billed and collected within one year except for approximately $2.1 million related to a portion of retainages.

6.    Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts, and some elements of time-and-material contracts, are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency, or DCAA. Audits through June 30, 2003 have been completed. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2003 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2005 and 2004

Litigation

The Company is involved in various legal proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

7.    Acquisition of Galaxy Scientific Corporation:

In July 2005, the Company completed its acquisition of Galaxy Scientific Corporation, or Galaxy, a privately-held provider of systems engineering, information technology, and tactical communication services and solutions to the federal government. Galaxy specializes in command and control, communications, computers and intelligence (C4I) tactical systems; information assurance; information technology; training systems; engineering support; and safety and security technologies. The Company acquired Galaxy for approximately $98.7 million, net of acquisition costs, from cash on hand. Pursuant to the requirements of SFAS No. 141, “Business Combinations,” the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these condensed consolidated financial statements.

8.    Acquisition of Spectrum Solutions Group:

In November 2005, the Company acquired Spectrum Solutions Group, or Spectrum, a privately-held provider of enterprise solutions to the federal government. Spectrum focuses on achieving organizational improvement through the application of enterprise solutions, such as Oracle and Peoplesoft applications and technologies, to its customers throughout the federal government, including the Departments of Homeland Security and Health and Human Services. The Company acquired Spectrum for approximately $9.7 million, net of acquisition costs, from cash on hand. Pursuant to the requirements of SFAS No. 141, “Business Combinations,” the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these condensed consolidated financial statements.

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

Since our founding in 1978 we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. According to the Federal IT Market Forecast, FY 2005-FY 2010 report, published by INPUT, an independent federal government research firm, the federal information technology market will grow at a compound annual growth rate of 5.9% from 2005 to 2010. In order to grow more rapidly than the market, we will need to take market share from our competitors. Our growth is driven in part by contract awards and how we build out our contracts. Ideally, the level of quarterly business awards would exceed the revenue booked in the quarter to drive backlog growth. However, we do not control when customers award contracts and we expect the absolute value of contracts we receive each quarter to remain volatile.

We work with the federal government under three primary contract types: cost-plus-fee, time-and-materials, and fixed-price contracts. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Time-and-materials and fixed-price contracts typically generate higher profit margins reflecting their generally higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements. Typically under fixed-price contracts, as compared with cost-plus-fee contracts, the customer can save money and we can earn better margins, given the more specific delivery requirements of these structures.

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the contractual effort, and third-party hardware and software that we purchase and integrate for customers as part of the solutions that we provide. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. A key challenge in growing our business is to hire enough employees with appropriate security clearances. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win. The level of hardware and software purchases we make for customers may vary from period to period depending on specific contract and customer requirements.

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

We have been able to build and effectively use what we refer to as a central services model. This central services model employs the use of centralized corporate services for marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services. This central services model generally allows us to reduce selling, general, and administrative expenses as a percentage of revenue as revenue grows organically and through selective acquisitions, thereby contributing to the expansion of our operating margins.

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements, which have averaged 2% or less of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangibles assets may increase as a percentage of our revenue.

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

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total year-over-year revenue growth rate was 44.6% for the three months and 41.3% for the six months ended

December 31, 2005. Our organic revenue growth rate was 25.2% for the three months and 23.8% for the six months ended December 31, 2005, driven by building out existing accounts, broadening our client base, and leveraging cross selling opportunities with our recent acquisitions.

A part of our growth strategy includes pursuing acquisitions. In April 2005, we acquired Touchstone Consulting Group, Inc., or Touchstone, which provides strategic consulting services to the federal government. In July 2005, we acquired Galaxy which specializes in providing systems engineering, information technology, and tactical communication services and solutions to the federal government. In November 2005, we acquired Spectrum, which provides enterprise solutions to the federal government.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	December 31, 2005	June 30, 2005
	(in millions)
Backlog:
Funded	$568.2	$453.2
Unfunded	2,603.8	2,296.9

Total backlog	$3,172.0	$2,750.1

Our total backlog of $3.2 billion as of December 31, 2005 represented a 15% increase over the June 30, 2005 backlog. We currently expect to recognize revenue during the remaining two quarters of fiscal 2006 from approximately 15% of our total backlog as of December 31, 2005.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Cost-plus-fee	48%	46%	46%	44%
Time-and-materials	38	34	39	35
Fixed-price	14	20	15	21

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we will pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. The operating margin improvements that we have shown over the last three completed fiscal years are primarily attributable to two factors: an increase in our direct labor utilization rate; and our ability to grow revenue at a faster rate than the costs necessary to support our central services model. The decrease in operating margin this fiscal year is primarily due to the compensation expense we are required to recognize under SFAS No. 123R. Additionally, we experienced an increase in third-party material purchases which generate lower profit.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. DSO has improved for each of the last three completed fiscal years. For the three months ended December 31, 2005, we reported DSO of 80 days, an increase from 76 days for the three months ended September 30, 2005. The increase was primarily attributable to three factors: the learning curve associated with the implementation of a new accounting system in July 2005; the timing of certain large vendor purchases, which we were unable to bill and collect in the period; and the effect of the holidays on collections at the end of the period. We have a number of internal process initiatives underway that we believe will enable us to improve our DSO.

[Remainder of page left blank intentionally.]

RESULTS OF OPERATIONS

The following tables detail our condensed consolidated statements of operations and the period-over-period rate of change in each of the line items and express these items as a percentage of revenue, for the periods indicated.

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2005	2004		2005	2004
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue	$305,313	$211,212	44.6%	$586,008	$414,686	41.3%
Operating costs and expenses:
Cost of services	231,004	155,942	48.1	441,244	307,488	43.5
Selling, general and administrative	45,446	29,846	52.3	89,103	59,122	50.7
Depreciation and amortization	4,643	3,155	47.2	8,653	6,037	43.3

Total operating costs and expenses	281,093	188,943	48.8	539,000	372,647	44.6

Operating income	24,220	22,269	8.8	47,008	42,039	11.8
Interest income, net	1,037	754	37.5	1,770	1,277	38.6

Income before taxes	25,257	23,023	9.7	48,778	43,316	12.6
Provision for income taxes	9,354	8,300	12.7	18,485	16,153	14.4

Net income	$15,903	$14,723	8.0%	$30,293	$27,163	11.5%

	(unaudited, as a percentage of revenue)			(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	75.7	73.8		75.3	74.1
Selling, general and administrative	14.9	14.1		15.2	14.3
Depreciation and amortization	1.5	1.5		1.5	1.5

Total operating costs and expenses	92.1	89.5		92.0	89.9

Operating income	7.9	10.5		8.0	10.1
Interest income, net	0.4	0.4		0.3	0.3

Income before taxes	8.3	10.9		8.3	10.4
Provision for income taxes	3.1	3.9		3.1	3.8

Net income	5.2%	7.0%		5.2%	6.6%

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

Revenue

For the three months ended December 31, 2005, our revenue increased 44.6% to $305.3 million, from $211.2 million for the three months ended December 31, 2004. Organic revenue growth was 25.2% for the period, with the remainder of growth mostly attributable to our April 2005 and July 2005 acquisitions of Touchstone and Galaxy, respectively. Our organic growth has been driven in part by two large contracts. Our Federal Deposit Insurance Corporation, or FDIC, contract and our Advanced Information Technology Services, or AITS, contract with the National Guard were significant drivers of our revenue growth, generating approximately $18 million and $12 million, respectively, in additional revenue during the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Cost of Services

For the three months ended December 31, 2005, cost of services increased 48.1% to $231.0 million, from $155.9 million for the three months ended December 31, 2004. This increase in cost of services was due primarily to the increased volume of services provided under the FDIC and AITS contracts, and the volume of services attributable to Touchstone’s and Galaxy’s existing contracts. As a percentage of revenue, cost of services increased to 75.7% in the three months ended December 31, 2005, from 73.8% in the three months ended December 31, 2004. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, it generally has a positive impact on our earnings and return on invested capital.

Selling, General and Administrative Expenses

For the three months ended December 31, 2005, selling, general and administrative expenses increased 52.3% to $45.4 million, from $29.8 million for the three months ended December 31, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 14.9% for the three months ended December 31, 2005, from 14.1% for the three months ended December 31, 2004. This increase as a percentage of revenue resulted primarily from the adoption of SFAS No. 123R on July 1, 2005. Under SFAS No. 123R, share-based payments not fully vested as of July 1, 2005 and those granted in the six months ended December 31, 2005 and future periods will be measured at estimated fair value and included in selling, general and administrative expenses over the appropriate earning period. For the three months ended December 31, 2005, we recognized approximately $3.3 million of compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, selling, general and administrative expenses as a percentage of revenue were 13.8% and 14.1% for the three months ended December 31, 2005 and 2004, respectively.

Depreciation and Amortization

For the three months ended December 31, 2005, depreciation and amortization increased 47.2% to $4.6 million, from $3.2 million for the three months ended December 31, 2004. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisitions of Touchstone and Galaxy. As a percentage of revenue, depreciation and amortization was at 1.5% for both the three months ended December 31, 2005 and 2004.

Interest Income

For the three months ended December 31, 2005, interest income increased to $1.0 million, from $0.8 million for the three months ended December 31, 2004. This increase was due to a general rise in interest rates and one-time benefits from the interest earned on prior year tax refunds.

Income Taxes

For the three months ended December 31, 2005, our effective income tax rate increased to 37.0%, from 36.1% for the three months ended December 31, 2004. This increase was due primarily to additional services performed in higher taxing jurisdictions and higher one-time benefits from tax credits and refunds in the three months December 31, 2004 than in the three months ended December 31, 2005. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds. Our effective income tax rate, excluding the impact of one-time events, is approximately 39%.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2004

Revenue

For the six months ended December 31, 2005, our revenue increased 41.3% to $586.0 million, from $414.7 million for the six months ended December 31, 2004. Organic revenue growth was 23.8% for the period, with the remainder of growth mostly attributable to our April 2005 and July 2005 acquisitions of Touchstone and Galaxy, respectively. Our organic growth has been driven in part by several large contracts. Our FDIC, AITS, and United States Agency for International Development, or USAID, contracts were significant drivers of our revenue growth, generating approximately $27 million, $20 million, and $13 million, respectively, in additional revenue during the six months ended December 31, 2005 compared to the six months ended December 31, 2004.

Cost of Services

For the six months ended December 31, 2005, cost of services increased 43.5% to $441.2 million, from $307.5 million for the six months ended December 31, 2004. This increase in cost of services was due primarily to the increased volume of services provided under our FDIC, AITS, and USAID contracts, and the volume of services attributable to Touchstone’s and Galaxy’s existing contracts. As a percentage of revenue, cost of services increased to 75.3% in the six months ended December 31, 2005, from 74.1% in the six months ended December 31, 2004. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to clients in connection with our services.

Selling, General and Administrative Expenses

For the six months ended December 31, 2005, selling, general and administrative expenses increased 50.7% to $89.1 million, from $59.1 million for the six months ended December 31, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 15.2% for the six months ended December 31, 2005, from 14.3% for the six months ended December 31, 2004. This increase as a percentage of revenue resulted primarily from the adoption of SFAS No. 123R on July 1, 2005. For the six months ended December 31, 2005, we recognized approximately $6.3 million of compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, selling, general and administrative expenses as a percentage of revenue were 14.1% and 14.3% for the six months ended December 31, 2005 and 2004, respectively.

Depreciation and Amortization

For the six months ended December 31, 2005, depreciation and amortization increased 43.3% to $8.7 million, from $6.0 million for the six months ended December 31, 2004. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisitions of Touchstone and Galaxy. As a percentage of revenue, depreciation and amortization was at 1.5% for both the six months ended December 31, 2005 and 2004.

Interest Income

For the six months ended December 31, 2005, interest income increased to $1.8 million, from $1.3 million for the six months ended December 31, 2004. This increase was due to a general rise in interest rates and one-time benefits from the interest earned on a Virginia business license tax refund and other amended tax return refunds from previous years.

Income Taxes

For the six months ended December 31, 2005, our effective income tax rate increased to 37.9%, from 37.3% for the six months ended December 31, 2004. This increase was due primarily to additional services performed in higher taxing jurisdictions. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

SEASONALITY

In general, our quarterly operating margins have historically improved each quarter across our fiscal year. We typically experience a sequential decline in operating margin between our fiscal fourth quarter ending June 30 and our fiscal first quarter of the following year ending September 30. In the quarter ending September 30, we generally experience lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. In addition, we tend to adopt budgets for selling, general and administrative expenses at the beginning of our fiscal year and allocate them roughly flat across the quarters. Our fourth quarter, which ends in June, is typically the strongest quarter as we benefit from the cumulative effect of hires during the year, growing revenue, and declining corporate selling, general and administrative expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to make selective strategic acquisitions.

Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including all of our completed acquisitions, with cash generated from our operations. We expect the combination of cash flows from operations, our cash and cash equivalents, and our investments to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage vendor payments. We continue to seek ways to improve our invoicing and collection procedures to improve cash flows from operations.

Net cash provided by operating activities was $17.2 million for the six months ended December 31, 2005 compared to $38.4 million for the six months ended December 31, 2004. The decrease was due to higher net working capital requirements, driven primarily by the increase in accounts receivable. The increase in the accounts receivable balance was primarily attributable to three factors: the learning curve associated with the implementation of a new accounting system in July 2005; the timing of certain large vendor purchases, which we were unable to bill and collect in the period; and the effect of holidays on collections at the end of the period. Net cash provided by operating activities was also impacted by the adoption of SFAS No. 123R, which resulted in the reclassification of excess tax benefits from operating cash flows to financing cash flows.

We used $96.3 million in net cash for investing activities in the six months ended December 31, 2005, compared to $17.7 million in the six months ended December 31, 2004. The higher amount of cash used for investing activities in the six months ended December 31, 2005 was primarily the result of our acquisitions of Galaxy and Spectrum in July 2005 and November 2005, respectively.

Net cash provided by financing activities was $15.7 million in the six months ended December 31, 2005, compared to $5.1 million in the six months ended December 31, 2004. On a recurring basis, our employees exercise stock options which results in the issuance of common stock. The higher amount of cash provided by financing activities in the six months ended December 31, 2005 was primarily the result of our adoption of SFAS No. 123R in July 2005. Under SFAS No. 123R, excess tax benefits from share-based payments are presented as sources of financing activity cash flows.

Credit Facility and Borrowing Capacity

We do not currently maintain a credit facility as we expect our cash and cash equivalents and short-term investments, together with cash flow generated from operations, to meet our normal operating liquidity and capital expenditure requirements for the near future. Based on our profitability and the cash flow generated from our operating activities, we believe we have significant borrowing capacity. We maintain relationships with a number of banks who have communicated a willingness to extend credit to us on reasonable terms if the need for credit arises. In particular, it could be possible that we would be required to borrow in the event of a large acquisition or a series of smaller acquisitions in a relatively short period of time.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2005 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at December 31, 2005.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$197,844	$27,254	$49,434	$40,571	$80,585

Total contractual obligations	$197,844	$27,254	$49,434	$40,571	$80,585

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

Contract Cost Accounting

As a contractor providing services primarily to the federal government, we categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract, and other non-labor costs incurred in direct support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations. These costs typically include our selling, general, and administrative expenses, fringe benefit expenses, and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs, and the amortization of identified intangible assets, among others. A key element to our margin expansion has been our success at controlling indirect cost growth and unallowable costs. In addition, as we acquire and integrate new companies, we have been able to manage our indirect costs and improve operating margins by realizing opportunities for cost synergies and integrating the indirect support functions of acquired companies into our own.

Accounting for Acquisitions and Asset Impairment

The purchase price that we pay to acquire the stock or assets of an entity must be assigned to the net assets acquired based on the estimated fair market value of those net assets. The purchase price in excess of the estimated fair market value of the tangible net assets and separately identified intangible assets acquired represents goodwill. The purchase price allocation related to acquisitions involves significant estimates and management judgments that may be adjusted during the purchase price allocation period. The purchase price allocation period generally does not extend beyond one year from the acquisition date.

We must evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach. Each year during our third fiscal quarter, we perform our annual goodwill impairment analysis as of January 1. As of January 1, 2005, there was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it would have an adverse non-cash impact on our results of operations.

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

Revenue

Most of our revenue is generated on the basis of services provided to the federal government, either by our employees or by our subcontractors. In addition, the revenue we earn may include third-party hardware and software that we purchase and integrate when requested by the client as a part of the solutions that we provide to our clients.

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

We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Unfunded backlog does not take contract ceiling value into consideration, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award indefinite delivery/indefinite quantity, government-wide acquisition, or GWAC contracts, or our General Services Administration, or GSA schedule multiple award contract vehicles.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year period revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our three and six month organic growth rates of 25.2% and 23.8%, respectively as follows:

	Three Months Ended December 31,
	2005	2004	% Increase
Revenue, as reported	$305,313	$211,212	44.6%
Plus: Revenue from acquired companies for the comparable prior year period	—	32,621

Organic Revenue	$305,313	$243,833	25.2%

	Six Months Ended December 31,
	2005	2004	% Increase
Revenue, as reported	$586,008	$414,686	41.3%
Plus: Revenue from acquired companies for the comparable prior year period	—	58,526

Organic Revenue	$586,008	$473,212	23.8%

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 99% of our revenue for all periods presented herein. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 51%, 53%, 59%, and 58%, of our revenue for the six months ended December 31, 2005, fiscal 2005, fiscal 2004, and fiscal 2003, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of six GSA schedule contracts and as a prime contractor under four GWACs and more than 30 agency-specific indefinite delivery/indefinite quantity contracts. For the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004, and 2003, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 75%, 77%, 83%, and 86%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

The General Services Administration intends to combine two of its large GWACs, Millennia and ANSWER, under a new Alliant contract to be competitively awarded. We are presently a prime contractor on Millennia. If we do not win a position as a prime contractor on the new Alliant contract, we could lose revenue and our operating results could suffer.

The Department of Defense issued guidance providing that procurements of services that are not performance based or that are to be procured using a contract vehicle outside of the Department of Defense must be approved in advance. This could result in the Department of Defense limiting its future use of GWACs and GSA schedule contracts. Initiatives taken by the Department of Defense or other government agencies and departments, or the impact of the ongoing reorganization by GSA, could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for business from these organizations in the future may be harmed.

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

Our backlog was approximately $3.2 billion as of December 31, 2005, of which $568.2 million was funded. We currently expect to recognize revenue during the last two quarters of fiscal year 2006 from approximately 15% of our total backlog as of December 31, 2005. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of December 31, 2005 from which we expect to recognize revenue during the last two quarters in fiscal year 2006 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2005, our revenue and operating results for our 2006 fiscal year as well as future reporting periods may be materially harmed.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 32%, 32%, 30%, and 30% of our revenue for the six months ended December 31, 2005, fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

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

If we are unable to successfully integrate companies we acquire into our business or to achieve the expected benefits of these acquisitions, our revenue and operating results may be impaired.

We acquired Touchstone, Galaxy, and Spectrum in April 2005, July 2005, and November 2005, respectively. If we are unable to successfully integrate Touchstone, Galaxy, or Spectrum or other companies we have acquired or may acquire in the future, our revenue and operating results could suffer. We may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to key employees of acquired companies, which could reduce our future revenue.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the six months ended December 31, 2005, we derived 46%, 39%, and 15% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

We may lose money or incur financial penalties if we agree to provide services under a performance-based contract arrangement.

We were awarded a blanket purchasing agreement, along with five other contractors, by the GSA that allows us to compete for work across the federal government. Under performance-based contract arrangements, we are paid only to the extent our customer actually realizes savings or achieves some other performance-based improvements that result from our services. In addition, we may also incur certain penalties. Performance-based contracts could impose substantial costs and risks, including:

•	the need to accurately understand and estimate in advance the improved performance that might result from our services;

•	the lack of experience both we and our primary customers have in using this type of contract arrangement; and

•	the requirement that we incur significant expenses with no guarantee of recovering these expenses or realizing a profit in the future.

Even if we successfully execute a performance-based contract, our interim operating results and cash flows may be negatively affected by the fact that we may be required to incur significant up-front expenses prior to realizing any related revenue.

We may lose revenue and our cash flow and profitability could be negatively affected if expenditures are incurred prior to final receipt of a contract.

We provide various professional services and sometimes procure equipment and materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect to initiate procurements in advance of receiving final authorization from the government client or a prime contractor. If our government or prime contractor clients’ requirements should change if the government or the prime contractor should direct the anticipated procurement to a contractor other than us or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

Our operating margins and operating results may suffer if cost-plus-fee contracts increase in proportion to our total contract mix.

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 46%, 46%, 44%, and 43% of our revenue for the six months ended December 31, 2005, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher profits on our fixed-price contracts relative to our other types of contracts. Fixed-price contracts accounted for 15%, 20%, 18%, and 20% of our revenue for the six months ended December 31, 2005, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 32%, 32%, 30%, and 30% of our revenue for the six months ended December 31, 2005, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

In April 2004, the Defense Contract Audit Agency issued audit guidance suggesting that a Federal Acquisition Regulation billing clause in GSA schedule contracts prohibits billing subcontractor or third-party consultant hours using the GSA schedule hourly rates under time-and-material contracts, but rather provided that these hours must be billed at cost. This is contrary to previously issued instructions from GSA, and contrary to industry practice. If DCAA were to prevail with this new interpretation, cash we have already collected may need to be refunded, which could materially reduce profits and revenue on GSA schedule time-and-material orders.

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

While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our clients, these contractual provisions may not be legally sufficient to protect us if we are sued. In addition, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. As we continue to grow and expand our business into new areas, our insurance coverage may not be adequate. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our reputation.

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

As of December 31, 2005 we had approximately 130 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 51%, 53%, 59%, and 58% of our revenue for the six months ended December 31, 2005, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 48%, 46%, 40%, and 41% of our revenue for the six months ended December 31, 2005, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

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

The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay or reduce spending and cause us to lose revenue.

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

Some government procurement offices have recently issued requests for proposals, or RFPs, stating that fees will not be permitted on subcontractors that are used on time-and-material orders issued under those contracts. If this prohibition is included in these future contract awards, and we subcontract a significant component of time and material orders issued under these contracts, this could reduce our profitability on future work.

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

The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and holders of our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies or companies deemed to be similar;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenue or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	contract mix and the extent of use of subcontractors;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	federal government spending levels, both generally and by our particular government clients;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	the failure by Congress to approve budgets on a timely basis;

•	speculation in the press or investment community;

•	changes in the government information technology services industry;

•	changes in accounting principles;

•	terrorist acts;

•	general market conditions, including economic factors unrelated to our performance; and

•	military action related to international conflicts, wars, or otherwise.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Our chairman, whose interests may not be aligned with yours, controls our company, which could result in actions of which you or other stockholders do not approve.

As of January 31, 2006, Ernst Volgenau, our chairman, beneficially owned 257,156 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 65.0% of the combined voting power of our outstanding common stock. As of January 31, 2006, our executive officers and directors as a group beneficially owned an aggregate of 3,582,493 shares of class A common stock and 14,509,828 shares of class B common stock, which represented approximately 79.4% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, a current director and the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by our board of directors. Under this policy, no investment securities may have maturities exceeding two years and the average duration of the portfolio cannot exceed nine months.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

As of June 30, 2005 the fair value of our long-term investments was approximately $5.1 million, compared to the $5.2 million carrying value of those investments. As of December 31, 2005, the carrying value of our financial instruments approximated fair value.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On December 9, 2005, we sold 78,020 shares of class A common stock to former shareholders of Spectrum Solutions Group for approximately $2.3 million, or $29.05 per share, in a private placement exempt from registration under the Act. No underwriters were involved in this sale of securities.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on October 28, 2005 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

Matter 1:	To elect three Class I directors to serve until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Matter 2:	To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending June 30, 2006.

A summary of the voting for each director nominee and other matters voted upon at the Annual Meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
John W. Barter	181,371,490	3,730,286		—
Steven A. Denning	180,994,288	4,107,488		—
Miles R. Gilburne	182,922,226	2,179,550		—
Matter 2	185,074,964	22,480	4,332	—

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 2nd day of February, 2006.

SRA INTERNATIONAL, INC.

By:	/s/ RENATO A. DIPENTIMA
Renato A. DiPentima President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes, Executive Vice President, Chief Financial Officer and Chief of Finance and Administration (Principal Financial and Accounting Officer)