Form 10-Q
period 2006-03-31
SRA INTERNATIONAL INC
filed 2006-05-02
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of April 28, 2006, there were 41,248,599 shares outstanding of the registrant’s class A common stock and 14,509,828 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND NINE MONTHS ENDED MARCH 31, 2006

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	March 31, 2006	June 30, 2005
Current assets:
Cash and cash equivalents	$154,469	$162,973
Short-term investments	5,113	20,156
Accounts receivable, net	272,389	206,995
Prepaid expenses and other	19,092	19,931
Deferred income taxes, current	3,812	6,506

Total current assets	454,875	416,561

Total property and equipment, net	33,171	34,754

Other assets:
Goodwill	169,334	89,214
Identified intangibles, net	26,825	17,661
Investments	—	5,172
Deferred income taxes, noncurrent	1,986	—
Deferred compensation trust	7,800	5,755

Total other assets	205,945	117,802

Total assets	$693,991	$569,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2006	June 30, 2005
Current liabilities:
Accounts payable and accrued expenses	$103,255	$75,383
Accrued payroll and employee benefits	66,667	49,486
Billings in excess of revenue recognized	3,756	6,616

Total current liabilities	173,678	131,485

Long-term liabilities:
Deferred income taxes, noncurrent	—	106
Other long-term liabilities	9,649	8,434

Total long-term liabilities	9,649	8,540

Total liabilities	183,327	140,025

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 41,882,219 and 39,239,400 shares issued as of March 31, 2006 and June 30, 2005; 41,196,654 and 38,419,877 shares outstanding as of March 31, 2006 and June 30, 2005	167	157
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,509,828 and 15,627,466 shares issued and outstanding as of March 31, 2006 and June 30, 2005	58	63
Additional paid-in capital	268,061	231,754
Treasury stock, at cost	(4,047)	(4,839)
Deferred stock-based compensation	(951)	(343)
Retained earnings	247,376	202,300

Total stockholders’ equity	510,664	429,092

Total liabilities and stockholders’ equity	$693,991	$569,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue	$296,098	$226,018	$882,106	$640,704
Operating costs and expenses:
Cost of services	220,256	168,299	661,500	475,787
Selling, general and administrative	48,134	31,659	137,237	90,781
Depreciation and amortization	4,689	3,308	13,342	9,345

Total operating costs and expenses	273,079	203,266	812,079	575,913

Operating income	23,019	22,752	70,027	64,791
Interest income, net	826	970	2,596	2,247

Income before taxes	23,845	23,722	72,623	67,038
Provision for income taxes	9,062	9,028	27,547	25,181

Net income	$14,783	$14,694	$45,076	$41,857

Earnings per share:
Basic	$0.27	$0.28	$0.82	$0.79

Diluted	$0.26	$0.26	$0.78	$0.74

Weighted-average shares:
Basic	55,371,625	53,409,298	54,815,017	52,665,586

Diluted	57,947,723	56,882,406	57,627,037	56,300,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$45,076	$41,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,342	9,345
Stock-based compensation	9,742	239
Tax benefits of stock option exercises	—	14,344
Deferred income taxes	602	(3,754)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(45,411)	(37,804)
Prepaid expenses and other	6,540	3,620
Accounts payable and accrued expenses	20,319	23,046
Accrued payroll and employee benefits	9,738	14,393
Billings in excess of revenue recognized	(2,860)	(132)
Other	(813)	(414)

Net cash provided by operating activities	56,275	64,740

Cash flows from investing activities:
Capital expenditures	(7,782)	(12,175)
Sales and maturities of investments	20,696	12,791
Purchases of investments	—	(18,516)
Acquisition of Galaxy Scientific Corporation, net of cash acquired	(95,645)	—
Acquisition of Spectrum Solutions Group, net of cash acquired	(8,802)	—

Net cash used in investing activities	(91,533)	(17,900)

Cash flows from financing activities:
Issuance of common stock	11,053	8,130
Tax benefits of stock option exercises	11,711	—
Reissuance of treasury stock	3,990	3,488

Net cash provided by financing activities	26,754	11,618

Net (decrease) increase in cash and cash equivalents	(8,504)	58,458
Cash and cash equivalents, beginning of period	162,973	143,367

Cash and cash equivalents, end of period	$154,469	$201,825

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$22,229	$15,461

Cash received during the period:
Interest	$2,966	$2,493

Income taxes	$766	$556

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Nine Months Ended March 31, 2006 and 2005

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2005.

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

Revenue from contracts with federal government agencies was 99 percent of total revenue for all periods presented herein. The National Guard, as a client group, accounted for approximately 11 percent of revenue for the nine months ended March 31, 2006 and 2005 and 10 percent of revenue for the three months ended March 31, 2005. The United States Agency for International Development, as a client, accounted for approximately 10 percent of revenue for the three and nine months ended March 31, 2006 and 14 percent and 12 percent of revenue for the three and nine months ended March 31, 2005, respectively. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Basic weighted-average common shares outstanding	55,371,625	53,409,298	54,815,017	52,665,586
Effect of potential exercise of stock options	2,576,098	3,473,108	2,812,020	3,634,444

Diluted weighted-average common shares outstanding	57,947,723	56,882,406	57,627,037	56,300,030

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2006 and 2005

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,308,090 and 750,000 for the three months ended March 31, 2006 and 2005, respectively and 1,398,070 and 500,000 for the nine months ended March 31, 2006 and 2005, respectively.

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

Three Months and Nine Months Ended March 31, 2006 and 2005

of previously granted awards outstanding at the date of adoption will be measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning July 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $11.7 million for the nine months ended March 31, 2006. Such benefits were $14.3 million for the nine months ended March 31, 2005 and are presented as a component of operating cash flows.

As a result of adopting SFAS No. 123R, the Company recorded $3.2 million and $9.5 million of stock-based compensation, or $1.9 million and $5.8 million after-tax, in its statement of operations for the three and nine months ended March 31, 2006, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 and $0.10, for the three and nine months ended March 31, 2006, respectively.

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

The Company has 10-year and 15-year options. The following weighted-average assumptions were used for option grants during the nine months ended March 31, 2006:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the nine months ended March 31, 2006 was 32 percent.

Expected Term. The expected term was estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted during the nine months ended March 31, 2006 was five years.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The weighted-average risk-free interest rate used in valuing options granted during the nine months ended March 31, 2006 was 4.2 percent.

Dividend Yield. The Black-Scholes-Merton valuation model calls for single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2006 and 2005

Stock Compensation Expense

The Company recognized compensatory stock option expense on stock options issued below fair market value or upon modification of option terms of zero and $88,000 for the three and nine months ended March 31, 2006, respectively. This expense related to options granted in December 2001. Deferred stock-based compensation related to the stock options issued below fair market value was zero as of March 31, 2006.

The Company recorded $3.2 million and $9.5 million of stock-based compensation expense for the three and nine months ended March 31, 2006, respectively, in addition to the stock compensation expense recorded above.

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

As of March 31, 2006, there was $29.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 16 months.

Stock Option Activity

During the nine months ended March 31, 2006, the Company granted stock options to purchase 1,623,510 shares of class A common stock at a weighted-average exercise price of $34.64 per share, the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted during the nine months ended March 31, 2006 was $12.32 per share. These options vest at a rate of 25 percent over four years, beginning on the date of grant. The options expire ten years from the grant date. During the nine months ended March 31, 2006, the Company also granted 34,750 shares of restricted stock at an average price of $30.10 per share, that will vest over four years.

The following table summarizes stock option activity for the nine months ended March 31, 2006:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2005	8,028,226	$12.54
Options granted	1,623,510	34.64
Options exercised	(1,464,457)	7.19
Options cancelled and expired	(278,343)	23.43

Shares under option, March 31, 2006	7,908,936	$17.69	$158,529

Options exercisable at March 31, 2006	3,844,468	$9.63	$108,016

Shares reserved for equity awards at March 31, 2006	4,934,061

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2006 and 2005

Information with respect to stock options outstanding and stock options exercisable at March 31, 2006 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 – $ 0.30	271,596	1.1 years	$0.29
$ 2.58 – $ 5.07	1,825,351	7.7	$4.07
$10.85 – $16.80	2,213,173	9.6	$14.28
$19.39 – $35.40	3,598,816	8.8	$28.00

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 – $ 0.30	271,596	1.1 years	$0.29
$ 2.58 – $ 5.07	1,825,351	7.7	$4.07
$10.85 – $16.80	1,200,497	10.0	$13.86
$19.39 – $35.40	547,024	8.4	$23.57

Pro Forma Disclosures

Under the modified prospective method, results for the three and nine months ended March 31, 2005 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the three and nine months ended March 31, 2005 (in thousands, except per share amounts) are presented below.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income, as reported	$14,694	$41,857
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	80	239
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,607)	(4,235)

Pro forma net income	$13,167	$37,861

Earnings per share:
Basic—as reported	$0.28	$0.79

Basic—pro forma	$0.25	$0.72

Diluted—as reported	$0.26	$0.74

Diluted—pro forma	$0.23	$0.67

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2006 and 2005

5.    Accounts Receivable:

Accounts receivable, net as of March 31, 2006 and June 30, 2005, consisted of the following (in thousands):

	March 31, 2006	June 30, 2005
Billed and billable, net of allowance of $1,588 as of March 31, 2006 and $1,159 of June 30, 2005	$246,706	$195,140

Unbilled:
Retainages	5,274	4,444
Revenue recorded in excess of milestone billings on fixed-price contracts	8,039	3,783
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	14,240	5,480
Allowance	(1,870)	(1,852)

Total unbilled	25,683	11,855

Total accounts receivable	$272,389	$206,995

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at March 31, 2006 are expected to be billed and collected within one year except for approximately $2.2 million related to a portion of retainages.

From time to time, the Company may proceed with work based on client direction prior to the receipt of formal contract funding documents. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. Two contracts account for approximately $7.0 million of the unbilled receivables balance related to revenue recorded in excess of contractual authorization as of March 31, 2006. The Company believes, based on communications regarding funding status and past experiences with these clients, it is probable the funding will be received.

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

Three Months and Nine Months Ended March 31, 2006 and 2005

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

7.    Acquisition of Galaxy Scientific Corporation:

In July 2005, the Company completed its acquisition of Galaxy Scientific Corporation, or Galaxy, a privately-held provider of systems engineering, information technology, and tactical communication services and solutions to the federal government. Galaxy specializes in command and control, communications, computers and intelligence (C4I) tactical systems; information assurance; information technology; training systems; engineering support; and safety and security technologies. The Company acquired Galaxy for approximately $98.7 million, net of acquisition costs, from cash on hand. Pursuant to the requirements of SFAS No. 141, “Business Combinations,” the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these condensed consolidated financial statements.

8.    Acquisition of Spectrum Solutions Group:

In November 2005, the Company acquired Spectrum Solutions Group, or Spectrum, a privately-held provider of enterprise solutions to the federal government. Spectrum focuses on achieving organizational improvement through the application of enterprise solutions, such as Oracle and Peoplesoft applications and technologies, to its customers throughout the federal government, including the Departments of Homeland Security and Health and Human Services. The Company acquired Spectrum for approximately $9.7 million, net of acquisition costs, from cash on hand. Pursuant to the requirements of SFAS No. 141, “Business Combinations,” the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these condensed consolidated financial statements.

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

Certain terms used in Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined later in this report.

SELECTED KEY METRICS EVALUATED BY MANAGEMENT

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total year-over-year revenue growth rate was 31.0% for the three months and 37.7% for the nine months ended March 31, 2006. Our organic revenue growth rate was 12.9% for the three months and 20.0% for the nine months ended March 31, 2006, driven by building out existing accounts, broadening our client base, and leveraging cross selling opportunities with our recent acquisitions.

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

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	March 31, 2006	June 30, 2005
	(in millions)
Backlog:
Funded	$555.1	$453.2
Unfunded	2,663.1	2,296.9

Total backlog	$3,218.2	$2,750.1

Our total backlog of $3.2 billion as of March 31, 2006 represented a 17% increase over the June 30, 2005 backlog. We currently expect to recognize revenue during the last quarter of fiscal 2006 from approximately 7% of our total backlog as of March 31, 2006.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Cost-plus-fee	44%	48%	45%	46%
Time-and-materials	42	33	40	34
Fixed-price	14	19	15	20

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. DSO has improved for each of the last three completed fiscal years. For the three months ended March 31, 2006, we reported DSO of 84 days, an increase from 80 days for the three months ended December 31, 2005. The increase is attributable, in part, to the effect of the revenue decline on the calculation. Although DSO increased, accounts receivable decreased by $22.7 million to $272.4 million for the three months ended March 31, 2006 from $295.1 million for the three months ended December 31, 2005.

The learning curve associated with the implementation of a new accounting system in July 2005, has caused DSO to slightly increase from fiscal year 2005; however, we expect that the system will help us to reduce DSO as we go forward. We have a number of internal process initiatives underway that we believe will enable us to improve our DSO.

[Remainder of page left blank intentionally.]

RESULTS OF OPERATIONS

The following tables detail our condensed consolidated statements of operations and the period-over-period rate of change in each of the line items and express these items as a percentage of revenue, for the periods indicated.

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2006	2005		2006	2005
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue	$296,098	$226,018	31.0%	$882,106	$640,704	37.7%
Operating costs and expenses:
Cost of services	220,256	168,299	30.9	661,500	475,787	39.0
Selling, general and administrative	48,134	31,659	52.0	137,237	90,781	51.2
Depreciation and amortization	4,689	3,308	41.7	13,342	9,345	42.8

Total operating costs and expenses	273,079	203,266	34.3	812,079	575,913	41.0

Operating income	23,019	22,752	1.2	70,027	64,791	8.1
Interest income, net	826	970	(14.8)	2,596	2,247	15.5

Income before taxes	23,845	23,722	0.5	72,623	67,038	8.3
Provision for income taxes	9,062	9,028	0.4	27,547	25,181	9.4

Net income	$14,783	$14,694	0.6%	$45,076	$41,857	7.7%

	(unaudited, as a percentage of revenue)			(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	74.4	74.5		75.0	74.3
Selling, general and administrative	16.3	14.0		15.6	14.2
Depreciation and amortization	1.6	1.5		1.5	1.5

Total operating costs and expenses	92.2	89.9		92.1	89.9

Operating income	7.8	10.1		7.9	10.1
Interest income, net	0.3	0.4		0.3	0.4

Income before taxes	8.1	10.5		8.2	10.5
Provision for income taxes	3.1	4.0		3.1	4.0

Net income	5.0%	6.5%		5.1%	6.5%

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenue

For the three months ended March 31, 2006, our revenue increased 31.0% to $296.1 million, from $226.0 million for the three months ended March 31, 2005. Organic revenue growth was 12.9% for the period, with the remainder of growth mostly attributable to our April 2005 and July 2005 acquisitions of Touchstone and Galaxy, respectively. Our organic growth has been driven in part by two large contracts. Our Federal Deposit Insurance Corporation, or FDIC, contract and our Advanced Information Technology Services, or AITS, contract with the National Guard were significant drivers of our revenue growth, generating approximately $8.2 million and $3.8 million, respectively, in additional revenue during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Cost of Services

For the three months ended March 31, 2006, cost of services increased 30.9% to $220.3 million, from $168.3 million for the three months ended March 31, 2005. This increase in cost of services was due primarily to the increased volume of services provided under the FDIC and AITS contracts, and the volume of services attributable to Touchstone’s and Galaxy’s contracts. As a percentage of revenue, cost of services was largely unchanged from the three months ended March 31, 2005. However, costs of services for the three months ended March 31, 2006 decreased due to a reduction in the accrual for incurred but not reported health insurance claims based on an annual assessment by our insurance provider and increased due to a write-off of approximately $800,000 related to costs incurred that we do not expect to recover under a contract.

Selling, General and Administrative Expenses

For the three months ended March 31, 2006, selling, general and administrative expenses increased 52.0% to $48.1 million, from $31.7 million for the three months ended March 31, 2005. As a percentage of revenue, selling, general and administrative expenses increased to 16.3% for the three months ended March 31, 2006, from 14.0% for the three months ended March 31, 2005. This increase as a percentage of revenue resulted primarily from the adoption of SFAS No. 123R on July 1, 2005. Under SFAS No. 123R, share-based payments not fully vested as of July 1, 2005 and those granted in the nine months ended March 31, 2006 and future periods will be measured at estimated fair value and included in selling, general and administrative expenses over the appropriate earning period. For the three months ended March 31, 2006, we recognized approximately $3.2 million of compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, selling, general and administrative expenses as a percentage of revenue were 15.2% and 14.0% for the three months ended March 31, 2006 and 2005, respectively. This increase as a percentage of revenue resulted primarily from the double effect of increased costs associated with bid and proposal efforts and lower revenue due to the related transition of professional staff off of billable engagements to support the higher proposal activity.

Depreciation and Amortization

For the three months ended March 31, 2006, depreciation and amortization increased 41.7% to $4.7 million, from $3.3 million for the three months ended March 31, 2005. This increase in depreciation and amortization resulted primarily from the amortization of identified intangibles recorded as a result of our acquisitions of Touchstone and Galaxy. As a percentage of revenue, depreciation and amortization increased to 1.6% for the three months ended March 31, 2006 from 1.5% for the three months ended March 31, 2005.

Interest Income

For the three months ended March 31, 2006, interest income decreased to $0.8 million, from $1.0 million for the three months ended March 31, 2005. This decrease reflected lower average cash and cash equivalents and investment balances as compared to the three months ended March 31, 2005.

Income Taxes

For the three months ended March 31, 2006, our effective income tax rate decreased to 38.0%, from 38.1% for the three months ended March 31, 2005. This decrease was due primarily to higher one-time benefits from tax credits and refunds in the three months ended March 31, 2006 than in the three months ended March 31, 2005. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds. Our effective income tax rate, excluding the impact of one-time events, is approximately 39%.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

Revenue

For the nine months ended March 31, 2006, our revenue increased 37.7% to $882.1 million, from $640.7 million for the nine months ended March 31, 2005. Organic revenue growth was 20.0% for the period, with the remainder of growth mostly attributable to our April 2005 and July 2005 acquisitions of Touchstone and Galaxy, respectively. Our organic growth has been driven in part by several large contracts. Our FDIC, AITS, and United States Agency for International Development, or USAID, contracts were significant drivers of our revenue growth, generating approximately $35.2 million, $23.9 million, and $13.3 million, respectively, in additional revenue during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005.

Cost of Services

For the nine months ended March 31, 2006, cost of services increased 39.0% to $661.5 million, from $475.8 million for the nine months ended March 31, 2005. This increase in cost of services was due primarily to the increased volume of services provided under our FDIC, AITS, and USAID contracts, and the volume of services attributable to Touchstone’s and Galaxy’s contracts. As a percentage of revenue, cost of services increased to 75.0% in the nine months ended March 31, 2006, from 74.3% in the nine months ended March 31, 2005. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to clients in connection with our services.

Selling, General and Administrative Expenses

For the nine months ended March 31, 2006, selling, general and administrative expenses increased 51.2% to $137.2 million, from $90.8 million for the nine months ended March 31, 2005. As a percentage of revenue, selling, general and administrative expenses increased to 15.6% for the nine months ended March 31, 2006, from 14.2% for the nine months ended March 31, 2005. This increase as a percentage of revenue resulted primarily from the adoption of SFAS No. 123R on July 1, 2005. For the nine months ended March 31, 2006, we recognized approximately $9.5 million of compensation costs in accordance with SFAS No. 123R. Excluding the impact of SFAS No. 123R, selling, general and administrative expenses as a percentage of revenue were 14.5% and 14.2% for the nine months ended March 31, 2006 and 2005, respectively. This increase as a percentage of revenue resulted primarily from the double effect of increased costs associated with bid and proposal efforts and lower revenue due to the related transition of professional staff off of billable engagements to support the higher proposal activity.

Depreciation and Amortization

For the nine months ended March 31, 2006, depreciation and amortization increased 42.8% to $13.3 million, from $9.3 million for the nine months ended March 31, 2005. This increase in depreciation and amortization resulted primarily from the amortization of identified intangibles recorded as a result of our acquisitions of Touchstone and Galaxy. As a percentage of revenue, depreciation and amortization was at 1.5% for both the nine months ended March 31, 2006 and 2005.

Interest Income

For the nine months ended March 31, 2006, interest income increased to $2.6 million, from $2.2 million for the nine months ended March 31, 2005. This increase was due to a general rise in interest rates and one-time benefits from the interest earned on a Virginia business license tax refund and other amended tax return refunds from previous years.

Income Taxes

For the nine months ended March 31, 2006, our effective income tax rate increased to 37.9%, from 37.6% for the nine months ended March 31, 2005. This increase was due primarily to additional services performed in higher taxing jurisdictions.

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

Net cash provided by operating activities was $56.3 million for the nine months ended March 31, 2006 compared to $64.7 million for the nine months ended March 31, 2005. The decrease was due primarily to the adoption of SFAS No. 123R, which resulted in the reclassification of excess tax benefits from operating cash flows to financing cash flows. Net cash provided by operating activities was also impacted by higher net working capital requirements.

We used $91.5 million in net cash for investing activities in the nine months ended March 31, 2006, compared to $17.9 million in the nine months ended March 31, 2005. The higher amount of cash used for investing activities in the nine months ended March 31, 2006 was primarily the result of our acquisitions of Galaxy and Spectrum in July 2005 and November 2005, respectively.

Net cash provided by financing activities was $26.8 million in the nine months ended March 31, 2006, compared to $11.6 million in the nine months ended March 31, 2005. On a recurring basis, our employees exercise stock options which results in the issuance of common stock. The higher amount of cash provided by financing activities in the nine months ended March 31, 2006 was primarily the result of our adoption of SFAS No. 123R in July 2005. Under SFAS No. 123R, excess tax benefits from share-based payments are presented as sources of financing activity cash flows.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2006 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at March 31, 2006.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$190,841	$26,849	$48,564	$38,885	$76,543

Total contractual obligations	$190,841	$26,849	$48,564	$38,885	$76,543

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

We maintain reserves for doubtful accounts receivable that may arise in the normal course of business. Historically, we have not had significant write-offs of doubtful accounts receivable related to work we perform for the federal government. However, we do perform work on contracts and task orders where, on occasion, issues arise that lead to accounts receivable not being fully collected.

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

We must evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach. Each year during our third fiscal quarter, we perform our annual goodwill impairment analysis as of January 1. As of January 1, 2006, there was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it would have an adverse non-cash impact on our results of operations.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year period revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our three and nine month organic growth rates of 12.9% and 20.0%, respectively as follows:

	Three Months Ended March 31,
	2006	2005	% Increase
Revenue, as reported	$296,098	$226,018	31.0%
Plus: Revenue from acquired companies for the comparable prior year period	—	36,148

Organic Revenue	$296,098	$262,166	12.9%

	Nine Months Ended March 31,
	2006	2005	% Increase
Revenue, as reported	$882,106	$640,704	37.7%
Plus: Revenue from acquired companies for the comparable prior year period	—	94,674

Organic Revenue	$882,106	$735,378	20.0%

RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and the National Guard, for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 99% of our revenue for all periods presented herein. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 49%, 53%, 59%, and 58%, of our revenue for the nine months ended March 31, 2006, fiscal 2005, fiscal 2004, and fiscal 2003, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could be materially harmed.

We may not receive the full amount of our backlog, which could harm our business.

Our backlog was approximately $3.2 billion as of March 31, 2006, of which $555.1 million was funded. We currently expect to recognize revenue during the last quarter of fiscal year 2006 from approximately 7% of our total backlog as of March 31, 2006. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2014. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Our estimate of the portion of the backlog as of March 31, 2006 from which we expect to recognize revenue during the last quarter in fiscal year 2006 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of March 31, 2006, our revenue and operating results for our 2006 fiscal year as well as future reporting periods may be materially harmed.

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

We may lose revenue and our cash flow and profitability could be negatively affected if expenditures are incurred prior to final receipt of a contract or contract funding modification.

We provide professional services and sometimes procure materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect to initiate procurements or provide services in advance of receiving formal contractual authorization from the government client or a prime contractor. If our government or prime contractor clients’ requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred in excess of contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

If we fail to attract and retain skilled employees, we might not be able to staff recently awarded engagements and sustain our profit margins and revenue growth.

We must continue to hire significant numbers of highly qualified individuals in the remainder of fiscal 2006 who have advanced information technology and technical services skills and who work well with our clients in a government or defense-related environment. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. We are operating in a tight labor market and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

We may lose money on some contracts if we underestimate the resources we need to perform under the contract.

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the nine months ended March 31, 2006, we derived 45%, 40%, and 15% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

We believe that one of the key elements of our success is our position as the holder of six GSA schedule contracts and as a prime contractor under four GWACs and more than 30 agency-specific indefinite delivery/indefinite quantity contracts. For the nine months ended March 31, 2006 and the fiscal years ended June 30, 2005, 2004, and 2003, revenue from GSA schedule contracts, GWACs, and other indefinite delivery/indefinite quantity contracts accounted for approximately 76%, 77%, 83%, and 86%, respectively, of our revenue from federal government clients. As these types of contracts have increased in importance, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

The GSA intends to combine two of its large GWACs, Millennia and ANSWER, under a new Alliant contract to be competitively awarded. We are presently a prime contractor on Millennia. If we do not win a position as a prime contractor on the new Alliant contract, we could lose revenue and our operating results could suffer.

The Department of Defense issued guidance providing that procurements of services that are not performance based or that are to be procured using a contract vehicle outside of the Department of Defense must be approved in advance. This could result in the Department of Defense limiting its future use of GWACs and GSA schedule contracts. Initiatives taken by the Department of Defense or other government agencies and departments, or the impact of the ongoing reorganization by the GSA, could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for business from these organizations in the future may be harmed.

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

For each of the past several years, as the GSA schedule contracts and GWACs have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of the GSA schedule or GWAC contract. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 32%, 32%, 30%, and 30% of our revenue for the nine months ended March 31, 2006, fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

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

In general, cost-plus-fee contracts are the least profitable of our contract types. Our government clients typically determine what type of contract will be awarded to us. Cost-plus-fee contracts accounted for 45%, 46%,

44%, and 43% of our revenue for the nine months ended March 31, 2006, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. To the extent that we enter into more or larger cost-plus-fee contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer. Although we have been awarded some large cost-plus-fee contracts, we are unable to predict the timing of any impact on our total contract mix or whether this will cause our operating margins to suffer in any future period.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, if we underestimate our costs of performing fixed-price contracts, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

We have historically earned higher profits on our fixed-price contracts relative to our other types of contracts. Fixed-price contracts accounted for 15%, 20%, 18%, and 20% of our revenue for the nine months ended March 31, 2006, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, then our operating margins and operating results may suffer. Additionally, under fixed-price contracts we agree to perform specific work for a predetermined price. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss. Finally, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 32%, 32%, 30%, and 30% of our revenue for the nine months ended March 31, 2006, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency, or DCAA. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment to our previously reported operating results.

In April 2004, the DCAA issued audit guidance suggesting that a Federal Acquisition Regulation billing clause in GSA schedule contracts prohibits billing subcontractor or third-party consultant hours using the GSA schedule hourly rates under time-and-material contracts, but rather provided that these hours must be billed at cost. This is contrary to previously issued instructions from GSA, and contrary to industry practice. If the DCAA were to prevail with this new interpretation, cash we have already collected may need to be refunded, which could materially reduce profits and revenue on GSA schedule time-and-material orders.

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

As of March 31, 2006 we had approximately 185 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 49%, 53%, 59%, and 58% of our revenue for the nine months ended March 31, 2006, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism or the reconstruction of Iraq, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 50%, 46%, 40%, and 41% of our revenue for the nine months ended March 31, 2006, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, or other international conflicts.

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

The Office of Management and Budget, or OMB, supervises spending by federal agencies, including enforcement of the Government Performance Results Act. This Act requires, among other things, that federal agencies make an adequate business justification to support capital planning initiatives, including all information technology investments. The factors considered by the OMB include, among others, whether the proposed information technology investment is expected to achieve an appropriate return on investment, whether related processes are contemporaneously reviewed, whether inter-operability with existing systems and the capacity for these systems to share data across government has been considered, and whether existing off-the-shelf products are being utilized to the extent possible. If our clients do not adequately justify proposed information technology investments to the OMB, the OMB may refuse funding for their new or continuing information technology investments, and we may lose revenue as a result.

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

As of April 28, 2006, Ernst Volgenau, our chairman, beneficially owned 257,156 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 64.8% of the combined voting power of our outstanding common stock. As of April 28, 2006, our executive officers and directors as a group beneficially owned an aggregate of 2,487,281 shares of class A common stock and 14,509,828 shares of class B common stock, which represented approximately 78.6% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, a current director and the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

As of June 30, 2005 the fair value of our long-term investments was approximately $5.1 million, compared to the $5.2 million carrying value of those investments. As of March 31, 2006, the carrying value of our financial instruments approximated fair value.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 1st day of May, 2006.

SRA INTERNATIONAL, INC.

By:	/S/ RENATO A. DIPENTIMA
Renato A. DiPentima President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ STEPHEN C. HUGHES
Stephen C. Hughes, Executive Vice President, Chief Financial Officer and Chief of Finance and Administration (Principal Financial and Accounting Officer)