Form 10-K
period 2006-06-30
SRA INTERNATIONAL INC
filed 2006-08-25
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2005, based upon the closing price of SRA International, Inc. class A common stock on the New York Stock Exchange for such date, was $1,176,888,859.

As of August 18, 2006, there were 41,539,795 shares outstanding of the registrant’s class A common stock and 14,459,828 shares outstanding of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the SRA International, Inc. annual meeting of stockholders, to be held on October 27, 2006, and to be mailed to stockholders of record as of September 15, 2006, are incorporated by reference into Part III of this Form 10-K.

SRA INTERNATIONAL, INC.

FORM 10-K

PART I

Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Item 1. BUSINESS

OVERVIEW

We are a leading provider of technology and strategic consulting services and solutions to clients in national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence agencies, and other federal organizations with homeland security missions. We offer a broad range of services that spans the information technology life-cycle: strategic consulting; systems design, development, and integration; and outsourcing and managed services. In addition, to address recurring client needs, we develop business solutions for contingency and disaster response planning, information assurance, business intelligence, privacy protection, enterprise architecture, infrastructure management, and wireless integration. We combine a comprehensive knowledge of our clients’ business processes with the practical application of advanced information technology tools, techniques, and methods to create value-added solutions for our clients.

We have provided information technology services and solutions to federal government clients for over 28 years and have longstanding relationships with many of them. We have served clients within the Departments of the Army, Navy, and Air Force, the Joint Chiefs of Staff, the Office of the Secretary of Defense, the Department of the Treasury, and the Federal Emergency Management Agency for over 20 years. We currently serve over 275 government clients on over 900 active engagements. Our business is diversified, with no single client or client group accounting for more than 13% of our revenue during any of the last three fiscal years. For each of the last three fiscal years, we have been the prime contractor on engagements representing over 86% of our total revenue.

Our executive team includes the core group of senior executives that has built the company over the past two decades. Our founder and chairman, Ernst Volgenau, has been with us since our inception. Our 91 officers have an average tenure with our company of approximately 14 years, including any prior service with acquired companies. Our management team is supported by a high quality staff of more than 4,900 people, approximately

96% of whom are professional staff. Our professional staff is highly educated, with approximately one-third possessing advanced degrees. In addition, over half of our employees hold federal government security clearances.

From fiscal 2001 to fiscal 2006, we increased our revenue at a compound annual growth rate of approximately 34.4%. Our revenue for the fiscal year ended June 30, 2006 was $1.18 billion, a 33.7% increase over the prior fiscal year. As of June 30, 2006, our backlog was approximately $3.3 billion, of which $512.8 million was funded. As of June 30, 2005, our backlog was over $2.7 billion, of which $453.2 million was funded. In January 2002, we acquired The Marasco Newton Group, Ltd., or MNG, our first government services acquisition. In January 2003, we acquired Adroit Systems, Inc., or Adroit, for its expertise in the areas of command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR. In January 2004, we acquired ORION Scientific Systems, or Orion, a privately-held company focused on counterterrorism and counterintelligence. In April 2005, we acquired Touchstone Consulting Group, Inc., or Touchstone, a privately-held management consultancy with an established track record of serving senior executives in the federal government. In July 2005, we acquired Galaxy Scientific Corporation, or Galaxy, a provider of systems engineering, information technology, and tactical communications services and solutions to the federal government. In November 2005, we acquired Spectrum Solutions Group, Inc., or Spectrum, a privately-held provider of enterprise solutions to clients throughout the federal government. In April 2006, we acquired Mercomms Unlimited, Inc., or Mercomms, which specializes in advanced maritime and defense communications technologies for the federal government. We expect these acquisitions will enable us to sell a more comprehensive set of services and solutions to a larger client base and to jointly pursue potential new opportunities.

INDUSTRY BACKGROUND

The federal government is the largest consumer of information technology services and solutions in the United States. Although the information technology market is currently facing challenges as a result of a shift in expenditures to pay for the war against terrorism and other international conflicts, we believe that the federal government’s spending on information technology will continue to increase over the next several years. The increase will be driven by the expansion of national defense and homeland security programs, increased reliance on information technology outsourcing, demand for greater government efficiency and effectiveness, and the continuing impact of federal procurement reform. According to the Federal IT Market Forecast, FY 2006—FY 2011 report published by INPUT, an independent federal government market research firm, the contracted portion of federal government spending on information technology is forecasted to grow at an annual rate of 5.0% from $63.3 billion in federal fiscal year 2006 to $80.5 billion in federal fiscal year 2011.

Increased Spending on National Defense and Homeland Security. The terrorist attacks of September 11, 2001, the war in Iraq, and other recent international events have intensified the federal government’s commitment to strengthen our country’s military, intelligence, and homeland security capabilities and increased the need for information technology capable of supporting these functions. We believe intelligence agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security, and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Homeland Security, or DHS, and the intelligence agencies are increasingly interested in enterprise systems that enable better coordination and communication within and among agencies and departments.

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

Demand for Greater Government Efficiency and Effectiveness. Budget-constrained federal government agencies are under increasing pressure to cut costs, while at the same time continuing to improve and upgrade their technological capabilities. The President’s Management Agenda makes it clear that the Bush administration is focused on governing with accountability and is looking to more tightly link spending with performance. We believe government chief information officers will increasingly pursue initiatives such as adopting an enterprise architecture and requiring a business justification for program approvals. We believe new services, including web and wireless services, will be particularly important as government agencies respond to the necessity for interoperability among the information technology systems throughout the government and the demand for comprehensive electronic services to the public.

Continuing Impact of Federal Procurement Reform. Over the past decade, federal government agencies have adopted procurement processes that are more similar to typical commercial contract acquisition practices. Changes in the procurement process have streamlined the process of purchasing information technology services by reducing procurement time and acquisition costs. These changes provide increased flexibility and enable government entities to award contracts based on factors other than price alone, such as successful past performance and distinguishing corporate and technical capabilities.

There are currently two widely used contract methods in federal procurement, single award/defined statement of work contracts and indefinite delivery/indefinite quantity contracts:

•	Single award/defined statement of work contracts. Under this contract method, which can take a year or more to complete, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Historically, single award/defined statement of work contracts were the most prevalent type of contract award used by federal government clients; however, the use of this type of contract has been declining for the past several years.

•	Indefinite delivery/indefinite quantity contracts. Under this contract method, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific indefinite delivery/indefinite quantity contracts; blanket purchase agreements, or BPAs; government-wide acquisition contracts, or GWACs; and General Services Administration, or GSA, schedule contracts. These umbrella contracts outline the basic terms and conditions under which federal government agencies may order services. Indefinite delivery/indefinite quantity, or ID/IQ, contracts are typically managed by one agency, the sponsoring agency, and may be either for the use of a specific agency or available for use by any agency of the federal government. Indefinite delivery/indefinite quantity contracts available for use by any agency of the federal government are commonly referred to as GWACs. Contractors within the industry compete to be pre-selected to perform work under an ID/IQ contract. An ordering agency then issues delivery orders for services to be performed under the contract. If the indefinite delivery/indefinite quantity contract has a single prime contractor, only that contractor may be awarded delivery orders. If the contract has multiple prime contractors, the award of each delivery order typically will be competitively determined among the pre-selected contractors.

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

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with ID/IQ contracts, BPAs, GWACs and GSA schedule contracts, these vehicles have been utilized frequently in the last several years.

Market Opportunity. The federal government’s demand for information technology services has increased, and is expected to continue to increase, as a result of planned increases in spending for national defense and homeland security; increased reliance on outsourced information technology programs; demand for greater government efficiency and effectiveness; and the continuing impact of federal procurement reform. We believe that for information technology providers to win contract awards from the federal government they must possess strong and stable management, highly skilled personnel, a deep knowledge of the government’s business processes, demonstrated technological expertise, a strong record of past performance, and key positioning on multiple award contract vehicles such as GSA schedule contracts, GWACs and agency-specific ID/IQ contracts.

OUR APPROACH

We are a high-end technology and strategic consulting services and solutions provider focused on delivering results that create tangible value for our clients. We maintain the comprehensive information technology skills required to support the entire life-cycle of our clients’ systems, from strategic planning to operational support. We employ interdisciplinary teams to staff our engagements, which enables us to deliver services and solutions that combine our comprehensive knowledge of our clients’ business processes with the necessary technical expertise. Depending on client needs, we may integrate commercially available products with existing systems or develop a comprehensive solution that involves designing, integrating, maintaining, and upgrading a custom-built system.

To maximize our ability to deliver consistent results that successfully meet client needs, we have developed a proprietary project management and technical execution methodology, which we call ELITE. We train our project managers and technical leaders on this methodology, which emphasizes using mature, repeatable processes that reduce risk and maximize successful project completion. As a result, our company, including all its sectors and business units, has received a Capability Maturity Model Integrated, or CMMI, level 3 rating under the standards established by the Software Engineering Institute. This rating reflects that we have mature, repeatable processes that we believe help reduce risk, improve technical delivery, improve product quality, contain costs, and meet demanding schedules. Often the federal government requires a CMMI level 3 rating as a qualification to bid on complex software development and systems integration projects.

We believe we are able to execute our approach successfully as a result of five core strengths:

Strong, Stable Management and Highly Skilled Personnel

Our executive team includes the core group of senior executives that has built our company over the past two decades. Our 91 officers have an average tenure with our company of approximately 14 years, including any prior service with acquired companies, providing extensive industry experience and strong continuity of management. Several members of our management team are former senior military officers or government officials who have deep knowledge of the federal government and its information technology needs. Our corporate culture fosters teamwork and excellence, which has contributed to our being named in 2006 by Fortune magazine as one of the “100 Best Companies to Work For” for the seventh straight year. This, in turn, has enhanced our ability to recruit and retain highly skilled personnel. Our professional staff is highly educated, with approximately one-third holding advanced degrees.

Knowledge of Government Clients’ Business Processes

We have served clients within the Departments of the Army, Navy, and Air Force, the Joint Chiefs of Staff, the Office of the Secretary of Defense, the Department of the Treasury, and the Federal Emergency Management Agency for over 20 years. As a result of these longstanding relationships, we have an in-depth knowledge of our clients’ business processes, which enables us to design solutions that address their strategic goals and integrate with their existing systems. We have also recruited strategic hires with significant governmental or technical experience who have added to our knowledge of our clients’ business processes and who have extended our expertise into new areas.

Technical Expertise

We invest in research and development in areas such as data mining, natural language understanding, knowledge management, information assurance, and wireless applications in order to offer clients the most up-to-date technological solutions. We continue to use our domain expertise and advanced technical knowledge to anticipate, identify, and develop forward-looking technologies to enable clients to meet their mission objectives. We use our proprietary intellectual property, including our ELITE life-cycle methodology, to provide value-added solutions for our clients.

Proven Record of Past Performance

We have provided information technology services and solutions to the federal government for over 28 years and have longstanding relationships with many of our clients. In order to promote high quality results and client satisfaction, we emphasize long-term assignment of required staff and consistently review our project performance, including regularly surveying our customers regarding their perceptions of our performance. On competitively awarded engagements on which we were the incumbent, we have a renewal rate of at least 91% for each of the last three fiscal years. We calculate our contract renewal rate based on the number of engagements that come up for recompetition during the period and the number of those recompetitions that we win.

Key Positioning as a Prime Contractor

We are currently a prime contractor on three of the federal government’s four largest information technology services GWACs: Millennia, Millennia Lite, and CIO-SP2i. We hold five GSA schedule contracts and we are a prime contractor on more than 35 agency-specific indefinite delivery/indefinite quantity contracts. This broad contract portfolio gives us extensive reach as a preferred provider and enables us to deliver the full range of our services and solutions to any organization in the federal government. Serving as a prime contractor positions us to achieve better client relationships, to exert more control and influence over quality results, to have clearer visibility into future opportunities, and to earn enhanced profit margins.

GROWTH STRATEGY

Our objective is to continue to profitably grow our business as a leading provider of technology and strategic consulting services and solutions to a wide variety of federal government organizations. Our growth strategy includes the following.

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

Expand Our Client Base

We believe that the federal government’s increasing reliance on outsourcing and the increased emphasis on national security and homeland security, coupled with the changes in procurement reform, have significantly increased our market opportunity. We have a longstanding heritage of supporting the federal government in the areas of contingency and disaster response planning; information assurance; critical infrastructure protection; and command and control, communications, and intelligence. We intend to leverage this broad experience to expand our client base to include organizations in the federal government for which we have not historically worked. We believe our ability to win new clients is enhanced by our position as a prime contractor on three of the four largest information technology services GWACs. These contracts enable us to sell our services and solutions to virtually any federal government agency. In addition, we intend to continue strategic hiring to expand the breadth of our expertise into new areas of the federal government or new technologies. We have used strategic hires as a cost-effective way to build-out client accounts, to establish new competencies, and to penetrate new markets.

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

Pursue Strategic Acquisitions

We plan to continue to pursue strategic acquisitions to complement internal growth and to position ourselves to capitalize on anticipated high growth areas. For example, we acquired MNG in January 2002, Adroit in January 2003, Orion in January 2004, Touchstone in April 2005, Galaxy in July 2005, Spectrum in November 2005, and Mercomms in April 2006. Our acquisition strategy is focused on firms that will enable us to cost-effectively add new clients, specific agency knowledge, or technical expertise. We intend to continue to selectively acquire high quality companies that accelerate our access to existing or new markets that we believe have strong growth dynamics.

OUR SERVICES AND BUSINESS SOLUTIONS

Our Services

We offer a broad range of technology and strategic consulting services that spans the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and managed services.

Strategic Consulting. We help clients formulate business and execution plans to improve performance, cost effectiveness, and quality of service. We assess current operations, develop targeted strategies and plans for improvement, define key priorities and accountabilities, and design enterprise architectures that capitalize on client investments in legacy systems while enabling them to make a seamless transition to modern technology environments. We work with leaders and their management teams to develop specific implementation plans that achieve the established strategies, effectively track and manage implementation efforts, and measure and validate results.

Systems Design, Development, and Integration. Our services include project management, systems design, network and systems integration, security engineering, software development, database design and development, and independent test and evaluation. We analyze systems concepts, define requirements, develop operational prototypes, and integrate complex mission-critical systems that comply with a client’s enterprise architecture. Based on client requirements, we may design custom-built systems; integrate and implement commercial off-the-shelf solutions, such as those for supply chain management, enterprise resource planning, and case management; or a combination of both using service-oriented architecture principles and other industry best practices.

Outsourcing and Managed Services. We partner with clients to consolidate and modernize existing infrastructures, improve customer service, and reduce the total cost of operations through effective use of industry best practices and performance-based contracting methods. We also support clients with operations management services, sometimes referred to as co-sourcing. Based on client needs, we may oversee their technical infrastructure, manage their applications and networks, or even operate their entire business processes in accordance with service-level agreements.

Our Business Solutions

We have developed business solutions that focus on specific business requirements that are common to many of our clients. These business solutions apply to clients within each of our target markets. Our core business solutions include business intelligence: text and data mining; contingency and disaster response planning; enterprise architecture and portfolio management; identity management; information assurance;

information sharing and management; outsourcing, managed services, and infrastructure management; privacy protection; training, modeling, and simulation; and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. Our current business solutions are enhanced through our focus on applied research and development in the areas of data mining, natural language understanding, knowledge management, and wireless applications.

Business Intelligence: Text and Data Mining. Our business intelligence solutions give clients the means to extract value from enormous amounts of electronic information. We use text and data mining algorithms and technologies to help clients get the most benefit from information in their internal data repositories and vast amounts of information online.

We combine the capabilities of our NetOwl® text mining software tools and of our ORIONMagic® knowledge management software to offer clients improved methods of managing, exploiting, and analyzing large amounts of enterprise data. ORIONMagic helps clients cull through gigabytes of information, store the most relevant pieces, and analytically scour each piece. NetOwl tools collect, search, organize, and analyze large amounts of unstructured text data. Our text mining software applies advanced natural language understanding technologies to English, Arabic, Chinese, Farsi, French, Korean, and Spanish text and extracts valuable content that would otherwise be unobtainable.

We provide data mining solutions to help clients analyze and identify hidden patterns and relationships in large collections of data in databases, data marts and warehouses, spreadsheets, and text. We store the data in an analytical data warehouse, apply patterns to it to identify desired conditions, and apply data mining techniques to locate activities and relationships of interest. This aids clients in predicting future data trends and discovering actionable information.

In fiscal year 2006, we were a member of the Perot Systems team selected as a new Medicare Drug Integrity Contractor by the Centers for Medicare & Medicaid Services. We are building the data warehouse and supporting data analytics to identify potential fraud, waste, and abuse in the new Medicare prescription drug program. For the Defense Advanced Research Projects Agency’s, or DARPA, Command Post of the Future, we applied a combination of data and text mining, statistical analysis, and data warehousing techniques to a large repository of structured and unstructured data to find tactical and operational data patterns that DARPA can use to enhance real-time command decision-making on the battlefield. For the Internal Revenue Service, or IRS, we continue to develop predictive models that are applied to income tax refund requests to detect fraud at lower cost than previous labor-intensive solutions. We are also developing business rules and statistical models to help detect noncompliance in tax-exempt entity filings.

Contingency and Disaster Response Planning. We play a leading role in helping clients prepare for, respond to, and recover from natural disasters, national security incidents, and technological emergencies. Our services include continuity of operations and government, disaster response and recovery, crisis communications, and critical infrastructure planning.

In fiscal year 2006, we delivered continuity planning support throughout the executive and legislative branches of the federal government, including development of a comprehensive test and exercise program for the U.S. House of Representatives Office of Emergency Planning, Preparedness, and Operations. For the Department of Defense, Chairman of the Joint Chiefs of Staff, we designed complex exercises and war games to simulate response to a variety of threats, including international and domestic terrorist incidents. Under a new contract awarded this year, we continue our work with the Headquarters Air Force to develop a continuity program to ensure its mission-essential functions continue unabated during a national security emergency or contingency affecting operations at its primary facilities. We also continue to deliver robust emergency management planning, training, exercise, and disaster operations support to help the U.S Coast Guard enhance its ability to respond to a catastrophic oil spill.

Enterprise Architecture and Portfolio Management. An enterprise architecture, or EA—a framework or blueprint that identifies and links processes, systems, databases, and technology to outcomes—can help federal agencies function at top efficiency, effectiveness, and responsiveness. Agencies use EA to streamline and standardize their business processes and computer systems with common hardware and software, facilitate communication between components, and more easily share and reuse data. We provide EA program planning, policy, and management support; development and maintenance of as-is, target, and transition architectures; and change management and architecture governance strategies. We also have expertise in implementing and executing EA guidance from the Office of Management and Budget, the Federal Chief Information Officer, or CIO, Council, and the Government Accountability Office, or GAO.

We have extensive EA experience gained from ongoing work with clients including the Environmental Protection Agency, or EPA, GAO, Missile Defense Agency, National Institutes of Health, or NIH, and the U.S. Air Force. In fiscal year 2006 we received a contract to provide EA development support to the Department of Veterans Affairs while continuing work with the National Aeronautics and Space Administration, or NASA, Army Network Enterprise Technology Command, or NETCOM, and the IRS.

We have expanded our EA offering to include capital planning and portfolio management. We use information technology, or IT, investment and governance processes to help federal agencies better manage their portfolio of IT projects and programs while reducing risks and lowering costs. We also work with best-of-breed vendors to deliver total solutions that address agencies’ mission objectives and help them to comprehensively inventory, evaluate, and track programs and investments for better management.

Identity Management. Homeland Security Presidential Directive-12, or HSPD-12, establishes a mandatory, government-wide standard for secure, reliable forms of identification issued by the federal government to its employees and contractors. Government agencies, with an increased need to know who they employ, contract with, and grant access to their physical and IT assets, need identity management expertise to provide the security and standardization to meet HSPD-12.

We provide services across every phase of the identity management life cycle, from registration and badge issuance to synchronizing and publishing data that allow government employees and contractors physical access to facilities and logical access to computer resources. We combine our years of experience in providing public key-enabled applications, smart card technology, and directory technologies with proven processes, techniques, and methodologies to address the privacy, security, technology, and program and change management issues facing our clients. These clients include the Departments of Defense, Health and Human Services, and Justice; the EPA; and the Federal Deposit Insurance Corporation, or FDIC.

Information Assurance. Our comprehensive program helps clients meet current and evolving risks that include cyber-security and cyber-terrorist thieves, natural disasters, internal and external threats, and physical attacks. We provide services that include security planning and engineering, threat and vulnerability analysis, systems certification and accreditation, regulatory compliance, penetration testing, intrusion detection and response system support, IT contingency (business continuity, backup and recovery) planning, incident response and forensic services, and security awareness training program support. Our extensive experience with all aspects of information assurance is a result of ongoing engagements with the Departments of Commerce, Defense, Justice, Health and Human Services, Homeland Security, and the Treasury; the EPA; the FDIC; GAO; the Securities and Exchange Commission; and the United States Agency for International Development, or USAID.

Information Sharing and Management. To meet homeland security mandates and exploit the potential of the Internet for real-time analysis and decision-making, federal agencies need to develop and improve secure, efficient information sharing solutions. We provide strategic advice on information sharing and we use our text and data mining, privacy, security, and identity management expertise to design solutions to meet client needs.

We also provide knowledge management services and solutions to ensure that agencies can effectively access, capture, manage, use, and share enterprise knowledge to maximize communication and productivity. We integrate commercial off-the-shelf, or COTS, and custom applications to increase organizational knowledge flow. We perform knowledge audits, portal design and configuration, usability analysis, taxonomy and metadata services, and enterprise information management governance and architectures (including access, content, document, and records management) to enhance information sharing across systems and organizations. We have also developed an enterprise content management policy and approach for the U.S. Navy; and we have designed and deployed COTS information portals for Department of Defense’s Defense Information Systems Agency and Missile Defense Agency, and the Department of Veterans Affairs.

Outsourcing, Managed Services, and Infrastructure Management. Our outsourcing and managed services solutions help clients consolidate and modernize their existing infrastructures, improve customer service, and reduce their total cost of operations through the effective use of industry best practices and performance-based contracting methods. We support our clients with operations management services and may oversee their technical infrastructures, manage their applications and networks, or operate their entire business processes in accordance with service-level agreements. We provide these services for the Health Resources and Services Administration, for whom we maintain and operate the National Practitioner Data Bank; and the National Guard Bureau, for whom we operate and manage the Army National Guard enterprise network that supports over 80,000 users. Our clients also include the FDIC, GAO, and USAID.

We deliver infrastructure management solutions including enterprise systems management to support our clients’ critical business operations and missions. We help them to successfully reduce the costs and complexity of managing their large, geographically disparate IT infrastructures by aligning infrastructure and application performance measures with business performance measures to support their strategic visions, enterprise architectures, and governance planning. We enable them to obtain the most value from their existing information and knowledge assets and to quickly, efficiently, and securely transfer information through network design, implementation, and migration; systems and database administration; proactive monitoring for network performance and availability; enterprise backup and recovery; and video and data network consolidation.

Our solutions are consistent with the full spectrum of IT Infrastructure Library standards-based processes, such as incident and problem management, change management, release management, service-level management, capacity and availability management, and continuity and configuration management. We integrate our well-developed IT service management methodology with our CMMI Level 3 processes to ensure that we give our clients consistent, high-quality services to manage their infrastructures.

Privacy Protection. While the increasing maturity of data mining, data warehousing, and identification technologies and management systems (including radio frequency identification and biometrics) has resulted in enhanced business capabilities, it has also increased the potential for new privacy-related issues. Our privacy protection program helps clients ensure the protection of personal data gathered by systems, ensure that privacy protections are integrated with security throughout planning and operation of IT systems, and enhance privacy risk mitigation through proactive approaches. Our Privacy Information Life Cycle Assessment Road Map (PILLAR®) offers an innovative approach to integrate privacy and security into the system development life cycle. We also offer privacy training for personnel, develop privacy impact assessments, help integrate privacy policy across an organization, and deliver strategic consulting on business processes that support privacy.

We currently work with DHS’s Chief Privacy Officer to assist with the integration of privacy policy across the Department and offer strategic consulting on business processes that support privacy assurance. As a member of the Smart Border Alliance team led by Accenture, we have the lead responsibility in providing privacy services. We also work with the Department of Health and Human Services and the IRS to determine appropriate measures to safeguard personal identification information and comply with federal privacy requirements.

Training, Modeling, and Simulation. From custom tools to integration of commercial systems, our training services and solutions are designed to enhance workforce performance at any level. Our capability ranges from a total integrated training and education solution to simple stand-alone CD-ROM solutions. In all cases, our solutions emphasize using highly interactive, engaging, learn-by-doing techniques. We are skilled practitioners of the Instructional System Design, or ISD, process and apply our systematic ISD development approach to curriculum, computer- or Web-based distance learning, and e-learning solutions. Coupled with our rigorous software engineering practice, we provide full life cycle services for implementing learning management systems and integrating the systems with legacy or COTS products.

In fiscal year 2006 we supported the U.S. Army’s Communications-Electronics Command Rapid Response Program by developing a state-of-the-art training system that gives combat soldiers the ability to apply knowledge gained during training in real-life situations. We also provided the Defense Threat Reduction Agency with knowledge management, training, and reachback support systems to enable them to deliver the benefit of over 50 years of experience to the warfighter. The systems include the Center for Special Weapons Effects, Nuclear, Biological, and Chemical Threats, Technology Transfer and Resources portal; the Joint Science and Technology Office, or JTSO, portal; a document management system that facilitates collaboration for more than 2,000 JSTO users; and software development and maintenance for the Inspection Planning Module application in support of arms treaty verification.

Wireless Integration Services. Our wireless integration services, which include full life cycle consulting and security planning, enterprise deployment and integration, and application development, enable our clients to expand their infrastructures to the wireless enterprise cost-effectively, making information more accessible while providing essential portability, flexibility, security, and reliability.

In fiscal year 2006, we were chosen to develop and deploy wireless solutions for the Missile Defense Agency. We are enhancing the mobile communications capabilities of personnel in multiple locations through implementation of state-of-the-art wireless solutions. For USAID, we are creating wireless infrastructures to support government officials. By deploying wireless technology and Voice over Internet Protocol, or VoIP, solutions, we have assisted in transforming the communications process of the NIH Clinical Center environment, enabling location-based services to ensure proper patient escort while also protecting patients’ privacy and security.

TARGET MARKETS

We deliver our technology and strategic consulting services and solutions primarily to federal government clients within three target markets:

•	national security, which consists of two components:

•	command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR, and

•	information systems for the Department of Defense;

•	civil government; and

•	health care and public health.

We also provide technology and strategic consulting services and solutions to a few commercial clients.

The following is a summary of our business in each of our markets:

	Total Revenue		Contract Backlog as of June 30, 2006
Market	Fiscal year ended June 30, 2006	Fiscal year ended June 30, 2005
	(in millions)
National security	$697.2	$528.4	$1,861.3
Civil government	374.5	262.7	1,110.1
Health care and public health	100.0	85.6	280.3
Commercial	7.6	5.1	9.9

Total	$1,179.3	$881.8	$3,261.6

National Security

We view the national security market as consisting of two distinct components: C4ISR and defense information systems.

Command and Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance. We apply advanced technology and management science to support national security, law enforcement, and intelligence agencies and organizations. The broad range of services we provide for clients in the Departments of Defense and Homeland Security include program management; research, systems analysis, and engineering; intelligence, surveillance, and reconnaissance; and counterintelligence, counterterrorism, and law enforcement.

We have extensive experience designing and engineering integrated information systems and facilities, or “command centers,” that help ensure secure, redundant, and survivable communications to monitor status, assess alternatives, and execute plans. As part of the General Dynamics Information Technology team, we continued this support to the Department of Defense by providing project management, network engineering, systems integration, briefing and display systems design and implementation, and transition planning for the National Military Command Center, the NMCC Service Watch Cells for the four military services, and the combined services’ Resource Situation Awareness Center.

We provide concept development, design, systems engineering, modeling and simulation, and long-range acquisition planning of tactical command, control and communications systems for the Department of Defense, as well as for allied and coalition nations. The programs we support include the Joint Tactical Radio System, Link 16, Link 22, Joint Range Extension, Weapons Data Link Networking Advanced Concept Technology Demonstration, and the Flexible Access Secure Transfer Link 16 networking enhancements initiative.

The Knowledge and Information Management System we are developing for the Office of the Deputy Undersecretary of Defense (Advanced Systems and Concepts) provides a Web-based capability to track, collaborate, report, and assimilate data and information and supports business process automation. The system was developed by integrating commercial off-the-shelf products and uses a relational database management system.

We are a member of the Smart Border Alliance team led by Accenture. As a major subcontractor to Accenture, we have lead responsibility in providing privacy, performance engineering, continuity of operations and risk assessments, biometric data management, and information assurance and IT security services.

Under a new contract awarded in fiscal year 2006, we deliver a range of technical services for researching and analyzing the Air Force Distributed Command Ground System, or DCGS, weapon system and other ISR systems. Our services include program management, systems analysis and engineering support for ISR airborne and ground systems, and communications engineering for the DCGS.

We apply advanced technology to help clients across the U.S. intelligence community collect, analyze, and disseminate critical, time-sensitive information, including geospatial data. We provide solutions in foreign language text understanding, information extraction, data mining, enterprise architecture, decision support, systems integration management, high-performance computing, network engineering, information sharing, and information assurance. Our intelligence analysis capability uses our text mining and Web-based technologies to explore massive amounts of domain information and data available in classified and unclassified environments.

Our services and solutions for the law enforcement community focus on automated products, systems for investigative analysis, analytical tools, technical and analytical on-site support, and interactive training development and presentation. For example, our GangNet® database system is used in states across the U.S.; by the Bureau of Alcohol, Tobacco, Firearms and Explosives; the Department of Homeland Security’s Immigration and Customs Enforcement; and the FBI; and is used in Canada to identify, locate, and apprehend gang members engaged in a variety of crimes. GangNet can also be used to track illicit groups, outlaw motorcycle gangs, and other criminal organizations.

Defense Information Systems. We play a major role in the Defense Department’s transformation to a network-centric warfare environment that uses information as an asset and develops the fighting force for the 21st century. Our clients across the Department of Defense include the Office of the Secretary of Defense, the defense agencies, the Joint Chiefs of Staff organizations, the three military departments, the four military services, and the command structure. We are recognized for designing, developing, integrating, and implementing large, complex information systems. We also have expertise in logistics, transportation, acquisition, personnel, finance, and installation management.

Under a new contract awarded in fiscal year 2006, we provide logistics support services to the U.S. Army to enhance unit readiness. We deliver management, consulting, and technical services to support the Army Forces Command Contract Maintenance Facility for the 101st Airborne Division at Fort Campbell, Kentucky, and other locations. We maintain a key satellite communications system that enables personnel to relay information rapidly within a theatre of operation and a secure wireless local area network that enhances connectivity between combat service support systems and a base network.

We are the single systems integrator providing enterprise-wide technology services to the Army’s reserve components, the Army National Guard, or ARNG, and the U.S. Army Reserve to support the Reserve Component Automation System, or RCAS. Our team maintains the RCAS, which integrates state and local networks, computers, and software applications supporting the Reserve Component; and fielding and support of the ARNG Distributive Training Technology Project, a nationwide network of 355 distributed training centers. We also used video tele-training to deliver applications training to teach soldiers how to use mobilization, planning, safety, and occupational health software. This year, we completed major upgrades to the ARNG storage area network infrastructure, enhancing continuity of operations and disaster recovery capabilities. The VoIP implementation we are leading will combine Army Reserve data and voice networks.

We operate and maintain the enterprise operations center for GuardNet XXI, a nationwide communications structure that serves as the communication channel for voice, video, and data between the Department of the Army and the 54 states, U.S. territories, and the District of Columbia. The 24x7x365 services we deliver include network security, enterprise directory services, e-mail systems, video operations, and engineering support. Our team operates and manages the ARNG wide-area network that consistently exceeds 99.8% availability for both data and video network services and manages a centralized help desk that receives, routes, and quickly resolves all information technology support requests from 80,000 users. Our support after the 2005 Gulf Coast hurricanes helped reestablish critical network connectivity in affected areas and enabled key leaders from the National Guard Bureau to communicate with other government officials via video teleconferencing.

The Defense Manpower Data Center, or DMDC, maintains Department of Defense’s archive of personnel, manpower, training, security, and financial data and provides real-time electronic authentication and verification for Department of Defense personnel identification. For over twenty years, we have supported DMDC programs and systems—including the TRICARE National Enrollment System, Defense Cross-Credentialing and Identification System, Defense Biometric Identification System, and Common Access Card—that are vital to security and allow and maintain authorized access to Department of Defense medical and other benefits. We received a new contract to continue to support these and other DMDC programs with enterprise architecture, database design, software development services, and research on smart card related issues. Using biometric and software technologies, we help DMDC realize cost savings and enhance personnel security and benefit authorization processes.

The enterprise-wide network management and custom and commercial applications we provide to the Puget Sound Naval Shipyard, or PSNS, support thousands of users worldwide. Our services include network engineering and operations, database engineering, systems security, and project management. This year we developed new security policies and procedures, conducted security training and education, provided on-site network infrastructure support at a remote site in Japan, and continued to manage the acquisition of IT equipment to help PSNS control costs and enhance user support.

Civil Government and Health Care and Public Health

We help clients in civil agencies develop and implement strategies and use advanced technology to enable operational efficiencies and delivery of service-oriented solutions to citizens. Our clients include the Departments of Agriculture, Commerce, Justice, Labor, Transportation, the Treasury, and Veterans Affairs; the Environmental Protection Agency; the Federal Deposit Insurance Corporation; the Government Accountability Office; the Library of Congress; the National Archives and Records Administration; the U.S. Agency for International Development; and the Department of Health and Human Services including such agencies as the National Institutes of Health and the Food and Drug Administration.

The 24x7 enterprise-wide information technology infrastructure management services we provide to FDIC support approximately 7,000 users at 94 field offices nationwide. Our team delivers program management; client and help desk support; data center and local-area network operations; information security operations; systems and telecommunications engineering and integration support; and hardware/software procurement, distribution, and maintenance. In fiscal year 2006, we assisted FDIC with the design and launch of a new dedicated disaster recovery data center and supported multiple upgrades to its IT infrastructure, improving the selection and availability of office automation tools and wireless and remote access for end users. The Capability Maturity Model processes we implemented helped improve management visibility and control over the infrastructure, and storage area networks we established increased data storage capacity.

The Small Business Administration, or SBA, plays a major role in the government’s disaster relief efforts by making low-interest recovery loans to both homeowners and businesses. Since 2002, we have worked with the Office of Disaster Assistance to develop a disaster credit management system (DCMS), a Web-enabled electronic loan application processing system to accelerate the loan-making process. This year we worked with the SBA to successfully scale the system to meet increased loan processing activity created by the 2005 hurricane disasters. The system processed over 400,000 recovery loan applications for victims and helped accelerate the direct-loan making process for over $9 billion in approved loans. We received a contract award to continue to upgrade the system by implementing software changes and hardware upgrades, maintaining software and hardware architecture, updating system documentation, providing ongoing support to users, and supporting all IT operations associated with the system.

We deliver IT services and solutions across the Department of Justice, or DOJ. We work with the Office of Justice Programs, or OJP, to provide systems development, maintenance, and integration services for its critical grants management system. This system automates the application and approval process for the federal funds OJP grants to state, local, and private organizations. In fiscal year 2006, we were awarded a new task order to design and implement a DOJ-wide enterprise directory and messaging solution that will enable public-key infrastructure deployment and compliance with government identity management mandates.

We received a new contract this year to continue to deliver enterprise messaging and IT infrastructure support services to NIH’s Center for Information Technology. We develop, maintain, and upgrade IT systems that over 40,000 users rely on for scientific, administrative, and other business applications. Our services include systems engineering, operation and maintenance, software development, systems security, and evaluation and deployment of emerging technologies in wireless applications.

EPA’s Brownfields Program empowers states, local governments, communities, and other participants in community revitalization to work together to prevent, assess, safely clean up, and sustainably reuse brownfields—real property, the expansion, redevelopment, or reuse of which may be complicated by the presence or potential presence of a hazardous substance, pollutant, or contaminant. We apply industry best practices in legislation and policy analysis, technical research and analytical support, program planning, communications and outreach, and facilitation to help EPA effectively manage the program. Under our Brownfields Analytical and Technical Support contract, we worked on a pilot assessment of land use and reuse data to develop program baselines and help identify appropriate cross-program measures. We also assisted EPA and its federal partners with two new initiatives to better facilitate the cleanup and revitalization of contaminated lands from mining and port operations. The extensive research and analysis we provided on a variety of brownfields and community revitalization projects, from state and tribal programs to best practices for petroleum properties, resulted in the development of new and revised guidance and policies, communications materials, and technical assistance tools.

We develop and support key eGovernment systems for the Pension Benefit Guaranty Corporation, or PBGC, responsible for protecting the pensions of over 44 million American workers and retirees in more than 30,000 private-sector defined benefit pension plans. We enhanced two systems that enable customers to conduct business transactions in a secure online environment, added new features to an e-filing system that enables companies to submit financial information online, and developed and launched the redesigned PBGC Web site (www.pbgc.gov).

EXISTING CONTRACT PROFILE

Contract Types. As of June 30, 2006 we had over 900 active contract engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

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

Time-and-materials contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates among various labor categories provided in the contract, we will generate more or less profit or could incur a loss.

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

Our historical contract mix, measured as a percentage of total revenue for the periods indicated, is summarized in the table below.

	Year Ended June 30,
	2006	2005	2004
Cost-plus-fee	45%	46%	44%
Time-and-materials	40	34	38
Fixed-price	15	20	18

Government Wide Acquisition Contracts and GSA Schedule Contracts. We are a leading supplier of technology and strategic consulting services and solutions to federal government clients under GWACs and are currently a prime contractor on three of the four largest information technology services GWACs, measured by the aggregate dollar amount of delivery order awards as of June 30, 2006. We also hold five GSA schedule contracts: Schedule 70, MOBIS, Environmental Advisory Services, Professional Engineering Services, and Logistics Worldwide. Despite recent reorganization challenges at GSA, GWACs and GSA schedule contracts remain popular contract award methods, offering flexible, cost-effective, and rapid procurement processes.

The following table sets forth our GSA schedule contracts and the GWAC contracts on which we currently act as a prime contractor. The period of performance indicated below includes all option years.

Contract name	Host agency	Period of performance	Contract ceiling value
			(in billions)
CIO-SP2i	NIH	December 2000–December 2010	$20.0
Millennia	GSA FAS	April 1999–April 2009	25.0
Millennia Lite	GSA FAS	June 2000–June 2010	20.0
GSA Schedule 70	GSA FAS	May 1997–May 2007	No ceiling
GSA MOBIS	GSA FAS	June 1998–September 2007	No ceiling
GSA EAS	GSA FAS	September 1999–August 2009	No ceiling
GSA PES	GSA FAS	October 2000–October 2010	No ceiling
GSA LOGWORLD	GSA FAS	August 2004–August 2009	No ceiling

Revenue under our GWAC and GSA schedule contracts accounted for 59% of our total federal government revenue in fiscal year 2006, 60% in fiscal year 2005 and 64% in fiscal year 2004.

The GSA intends to combine two of its large GWACs, Millennia and ANSWER, and other specialized contracts under a new Alliant contract to be competitively awarded. We expect the GSA to award the new Alliant contract in 2007. However, task orders on the Millennia contract may be extended for up to five years beyond April 2009, the current end date for its period of performance.

BACKLOG

As of June 30, 2006, our backlog was approximately $3.3 billion, of which $512.8 million was funded. As of June 30, 2005, our backlog was over $2.7 billion, of which $453.2 million was funded. We currently expect to recognize revenue during fiscal year 2007 from approximately 21% of our total backlog as of June 30, 2006. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2016.

We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award ID/IQ contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, GWAC contracts, or GSA schedules. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.

We cannot guarantee that we will recognize any revenue from our backlog. Further, our estimate of the portion of the backlog as of June 30, 2006 from which we expect to recognize revenue during fiscal year 2007 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. However, most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases.

SUBCONTRACTORS

When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us as a prime contractor to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on a project, or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. Revenue derived from work performed by our subcontractors represented approximately 30%, 32%, and 30% of our revenue for fiscal years 2006, 2005, and 2004, respectively. No single subcontractor performed work that accounted for more than 5% of our revenue during any of the last three fiscal years.

APPLIED RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

We are dedicated to giving our clients the innovative solutions they need to meet their most difficult technology challenges, both now and in the future. Our research and development, or R&D, team works with professionals across the company to assess client needs and ensure that our investments focus on meeting them.

For over twenty-five years, we have pursued internally- and government-funded R&D in such areas as data mining, natural language understanding, knowledge management, information assurance, and wireless applications. We continue to use our domain expertise and advanced technical knowledge to anticipate, identify, and develop forward-looking technologies to enable clients to meet their mission objectives.

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

CLIENTS

Our federal government clients typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate client so long as that client has independent decision-making and contracting authority within its organization. We consider each office or division within an agency or department, which engages us directly or through a prime contractor, to be a separate client. The National Guard, as a client group, accounted for approximately 10%, 11%, and 13% of our revenue in fiscal years 2006, 2005, and 2004, respectively. The United States Agency for International Development, as a client, accounted for approximately 10%, 12%, and 10% of our revenue in fiscal years 2006, 2005, and 2004, respectively. No other client or client group accounted for more than 10% of our revenue in any of the last three fiscal years.

In our fiscal year ended June 30, 2006, federal government clients accounted for 99% of our revenue, with less than 1% attributable to commercial clients. In our fiscal year ended June 30, 2006, we derived approximately 59% of our revenue from national security clients, approximately 32% from civilian agencies and departments, approximately 9% from health care and public health clients, and less than 1% from commercial clients. We currently support 14 of the 15 federal departments in the executive branch, all branches of the military services, and the judicial and legislative branches of the federal government.

The following table sets forth some of our current clients for each of our federal government businesses.

Selected current federal government clients

National security	Civil government	Health care and public health

Department of Defense:

Department of the Army

Department of the Navy

Department of the Air Force

U.S. Army Reserves

U.S. Marine Corps

Joint Chiefs of Staff

U.S. Transportation Command

Air Mobility Command

Military Sealift Command

Surface Deployment and Distribution Command

U.S. Army Forces Command

Office of the Secretary of Defense

Defense Manpower Data Center

Defense Advanced Research Projects Agency

Defense Logistics Agency

Defense Information Systems Agency

National Guard Bureau

Various intelligence agencies

Department of Homeland Security

Defense Threat Reduction Agency

Department of the Treasury:

Internal Revenue Service

Department of Education

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

US Nuclear Regulatory Commission

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

Primary responsibility for identifying, qualifying, bidding, and winning new competitive procurements, either for new clients or for large strategic new programs within existing clients, rests with our centralized federal sales and marketing organization. We have approximately 70 experienced sales and marketing professionals that perform business development, task order sales, corporate communications, market research, pricing, and proposal development. Members of our sales and marketing organization work closely with their counterparts in our business units as we compete to win new business.

COMPETITION

We compete to win single award contracts and multiple award contracts, such as agency-specific indefinite delivery/indefinite quantity, GWACs, and GSA schedule contracts. After we have won a multiple award contract, we then compete for individual delivery orders under the contract. For example, GSA schedule contracts and prime contractor positions on GWACs are typically awarded to multiple contractors. A multiple award contract will list both the providers and the labor categories of products and services that can be performed under the contract. An individual agency that desires to obtain a service typically invites approved providers to compete based on technological expertise, resources, price, or some other basis.

We encounter many of the same competitors in each of our three target markets. These competitors include:

•	Federal systems integrators such as BoozAllen & Hamilton Inc., CACI International Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, ManTech International Corporation, Science Applications International Corporation, and Unisys Corporation;

•	Divisions of large defense contractors such as General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company;

•	Consulting firms such as Accenture Ltd., BearingPoint, Inc., and International Business Machines Corporation; and

•	Other smaller and specialized government information technology contractors.

EMPLOYEES AND CORPORATE CULTURE

Our success as a technology and strategic consulting services and solutions company is highly dependent on our employees. We believe we have been successful in developing a culture that enables our employees to succeed. We emphasize three essential attributes—an ethic of honesty and service, quality work and client satisfaction, and caring about our people. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings, and internal communications. Our active recruiting effort is aligned with our strategic business units and relies heavily on employee referrals in addition to a variety of other recruiting methods. Our primary source of our new recruits is employee referrals, which accounted for approximately 47% of our new hires in fiscal 2006. We have found these referrals to be a reliable source of excellent employees. As a result of our continued focus on our employees, in 2006 we were named by FORTUNE magazine as one of the “100 Best Companies to Work for” for the seventh consecutive year.

As of June 30, 2006, we had over 4,900 employees. Over half of our employees have federal government security clearances. Approximately 96% of our employees are professionals or managers with technology or domain expertise, and approximately 4% are administrative managers or support specialists. Our professional staff is highly educated, with approximately one-third holding advanced degrees. We have no employees represented by collective bargaining agreements, and we consider our relations with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of July 31, 2006, are as follows:

Name	Age	Title
Renato A. DiPentima	65	President and chief executive officer
Stephen C. Hughes	49	Executive vice president, chief financial officer and chief of finance and administration
David A. Kriegman	60	Executive vice president and chief operating officer
Barry S. Landew	47	Executive vice president for corporate development
Ernst Volgenau	72	Chairman of board of directors

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

David A. Kriegman is our executive vice president and chief operating officer. Prior to assuming the chief operating officer position, he was senior vice president and director of our Defense Sector. From 1991 to 1995, he served as the deputy director of our Software Development Group. Since he joined SRA in 1983, Mr. Kriegman has served in various leadership positions with us, including project manager for several major system and software development projects.

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

Ernst Volgenau is our founder and has served as our chairman of the Board of Directors since October 2003. He served as the Company’s chief executive officer from October 2003 until December 2004. From 1978 to October 2003, he served as the Company’s president and as a director. From 1976 to 1978, he served as the director of inspection and enforcement for the U.S. Nuclear Regulatory Commission. Dr. Volgenau retired from active duty with the U.S. Air Force as Colonel in 1976. His military service included positions in the Office of the Secretary of Defense and as director of data automation for the Air Force Logistics Command.

Item 1A. RISK FACTORS

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies for substantially all of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with U.S. federal government agencies accounted for 99% of our revenue for all periods presented herein. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 49%, 53%, and 59%, of our revenue for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular would cause serious harm to our business.

Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our senior management with client personnel. The relationships and reputation that many members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good client relations and to identify new business opportunities. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations, and otherwise to manage our business. Additionally, to the extent that our performance does not meet client expectations, or our reputation with one or more key clients is impaired, our revenue and operating results could be materially harmed.

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

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the need to bid on engagements in advance of knowing the complete design or full requirements, which may result in unforeseen difficulties in executing the engagement and cost overruns;

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to accurately estimate the resources and costs that will be required to service any contract we are awarded;

•	the possibility that difficult market conditions will cause our competitors to strive for growth by reducing their bid pricing and compel us to choose between bidding at unprofitable levels or losing contracts and foregoing revenue;

•	the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

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

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under three GWACs and more than 35 agency-specific ID/IQ contracts. For the fiscal years ended June 30, 2006, 2005, and 2004, revenue from GSA schedule contracts, GWACs, and other ID/IQ contracts accounted for approximately 76%, 77%, and 83%, respectively, of our revenue from federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

The GSA intends to combine two of its large GWACs, Millennia and ANSWER, and other specialized contracts under a new Alliant contract to be competitively awarded. We expect the GSA to award the new Alliant contract in 2007. If we do not win a position as a prime contractor on the new Alliant contract, we could lose revenue and our operating results could suffer.

The Department of Defense issued guidance providing that procurements of services that are not performance-based or that are to be procured using a contract vehicle outside of the Department of Defense must be approved in advance. This could result in the Department of Defense limiting its future use of GWACs and GSA schedule contracts. Initiatives taken by the Department of Defense or other government agencies and departments, or the impact of the ongoing reorganization by the GSA, could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for business from these organizations in the future may be harmed.

Orders under GSA schedule contracts, GWACs, and other ID/IQ contracts typically have a one- or two-year initial term with multiple options that may be exercised by our government clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue.

For each of the past several years we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 30%, 32%, and 30% of our revenue for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 30%, 32%, and 30% of our revenue for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline. Factors that may affect our operating results include:

•	fluctuations in revenue earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts, GWACs, and agency-specific indefinite delivery/indefinite quantity contracts;

•	providing services under a share-in-savings or performance-based contract;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	timing of significant bid and proposal costs;

•	contract mix, the extent of use of subcontractors, and the level of third-party hardware and software purchases for customers;

•	changes in presidential administrations and senior federal government officials or their priorities that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general;

•	interruption by events beyond our control such as earthquakes, power losses, telecommunications failures, hurricanes, and incidents of terrorism; and

•	the seasonality of our business.

Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. We may also incur significant or unanticipated expenses when contracts expire, when they are terminated, or when they are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.

If we fail to attract and retain skilled employees, we might not be able to staff recently awarded engagements and sustain our profit margins and revenue growth.

We must continue to hire significant numbers of highly qualified individuals who have advanced information technology and technical services skills and who work well with our clients in a government environment. In some cases, they are required to have security clearances issued by the Department of Defense or other government agencies. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. We are operating in a tight labor market and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

We may lose revenue and our cash flow and profitability could be negatively affected if expenditures are incurred prior to final receipt of a contract or contract funding modification.

We provide professional services and sometimes procure materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect to initiate procurements or provide services in advance of receiving formal contractual authorization from the government client or a prime contractor. If our government or prime contractor requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred in excess of contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

We may lose money on some contracts if we underestimate the resources we need to perform under the contract.

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the year ended June 30, 2006, we derived 45%, 40%, and 15% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•	Under cost-plus-fee contracts, which are subject to a ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

•	Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates along with the cost of certain expenses, and we assume the risk that our costs of performance may exceed the negotiated hourly rates.

•	Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus-fee contracts and time-and-materials contracts, fixed-price contracts involve greater financial risk due to the potential for cost overruns. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss.

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

Under certain performance-based contract arrangements, we are paid only to the extent our customer actually realizes savings or achieves some other performance-based improvements that result from our services. In addition, we may also incur certain penalties. Performance-based contracts could impose substantial costs and risks, including:

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

We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business. Additionally, if we are unable to successfully integrate companies we acquire, our revenue and operating results may be impaired.

One of our strategies is to augment our organic growth through acquisitions. We have completed seven acquisitions of complementary companies that provide services in one of our three target markets. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. Additionally, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence. Any costs, liabilities, or disruptions associated with future acquisitions could harm our operating results. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to key employees of acquired companies, which could reduce our future revenue.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency, or DCMA and the Defense Contract Audit Agency, or DCAA. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment to our previously reported operating results.

DCAA issued audit guidance suggesting that a Federal Acquisition Regulation billing clause prohibits billing subcontractor or third-party consultant hours using the prime contract hourly rates under time-and-material contracts, stating that these hours must be billed at cost. This is contrary to previously issued instructions from many customers, and contrary to industry practice. If the DCAA were to prevail with this new interpretation, cash we have already collected may need to be refunded, which could materially reduce profits and revenue on time-and-material orders.

Audits for costs incurred on work performed after fiscal year 2004 have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

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

As of June 30, 2006 we had approximately 200 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 49%, 53%, and 59% of our revenue for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. The growing federal deficit, among other factors, could result in a decline in overall U.S. military expenditures, or in the portion of those expenditures allocated to information technology services and solutions, which could decrease our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism, the reconstruction of Iraq, or natural disaster recovery, could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 50%, 46%, and 40% of our revenue for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies, or in the portion of those expenditures allocated to information technology services and solutions, could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, natural disaster recovery, or other international conflicts.

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

We derived 99% of our revenue for all periods presented herein, from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

•	the curtailment of the federal government’s use of technology services firms;

•	a significant decline in spending by the federal government in general, or by specific departments or agencies in particular;

•	a reduction in spending or shift of expenditures from existing programs to pay for an international conflict or related reconstruction efforts;

•	a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict, or to pay for the cost of related reconstruction efforts;

•	reductions in federal government programs or requirements;

•	the adoption of new laws or regulations that affect companies that provide services to the federal government;

•	delays in the payment of our invoices by government payment offices;

•	new legislation, procurement regulations, or union pressure that cause federal agencies to adopt restrictive procurement practices regarding the use of outside information technology providers;

•	changes in policy and goals by the government providing set aside funds to small businesses, disadvantaged businesses, and other socio-economic requirements in the allocation of contracts; and

•	general economic and political conditions.

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

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed, and potentially cancelled.

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

Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

•	terminate existing contracts, with short notice, for convenience, as well as for default;

•	reduce or modify contracts or subcontracts;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a multi-year contract;

•	claim rights in products, systems, and technology produced by us;

•	prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•	subject the award of GSA schedule contracts, GWACs, and other ID/IQ contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract; and

•	suspend or debar us from doing business with the federal government or with a particular governmental agency.

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

As of August 18, 2006, Ernst Volgenau, our chairman, beneficially owned 274,316 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 64.9% of the combined voting power of our outstanding common stock. As of August 18, 2006, our executive officers and directors as a group beneficially owned an aggregate of 2,551,220 shares of class A common stock and 14,459,828 shares of class B common stock, which represented approximately 78.4% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, a current director and the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Item 1B. UNRESOLVED STAFF COMMENTS

We have not received written comments from the commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Alexandria, Virginia	Atlanta, Georgia	Newport Beach, California
Arlington, Virginia	College Park , Georgia	Sacramento, California
Chesapeake, Virginia	Warner Robins, Georgia	San Diego, California
Falls Church, Virginia	Minneapolis, Minnesota	Sierra Vista, Arizona
Herndon, Virginia	Eatontown, New Jersey	Colorado Springs, Colorado
McLean, Virginia	Egg Harbor Township, New Jersey	Boston, Massachusetts
Newport News, Virginia	Mount Arlington, New Jersey	Portsmouth, New Hampshire
Vienna, Virginia	Shrewsbury, New Jersey	Seattle, Washington
Baltimore, Maryland	New York, New York	St. Louis, Missouri
Landover, Maryland	Durham, North Carolina	Hatboro, Pennsylvania
Lexington Park, Maryland	Fayetteville, North Carolina	Washington, DC
Rockville, Maryland	Dayton, Ohio
Fort Walton Beach, Florida	San Antonio, Texas

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2006, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 2, 2005, our board of directors declared a two-for-one stock split in the form of a 100 percent stock dividend on our common stock. The dividend was paid on May 27, 2005 to shareholders of record on May 13, 2005.

Since May 24, 2002, our class A common stock has been publicly traded on the New York Stock Exchange under the symbol “SRX.” Prior to May 24, 2002, our class A common stock was not publicly traded. From July 1, 2004 to June 30, 2006 the ranges of high and low sale prices of our class A common stock as reported by the New York Stock Exchange for each quarter during this period, adjusted for the May 2005 stock split, were as follows:

	High	Low
Year ended June 30, 2006:
First Quarter	$38.29	$32.21
Second Quarter	35.75	27.40
Third Quarter	38.28	30.15
Fourth Quarter	37.73	26.63

Year ended June 30, 2005:
First Quarter	$26.18	$19.80
Second Quarter	32.97	25.10
Third Quarter	32.15	26.77
Fourth Quarter	36.05	29.97

As of August 18, 2006, there were approximately 110 holders of record of our class A common stock and two holders of record of our class B common stock. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of August 18, 2006, the closing price of our class A common stock was $26.57.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sale of Unregistered Securities

We issued 56,142, 107,730, and 145,106 shares of our class A common stock to our SRA International, Inc. 401(k) Plan through matching contributions as determined by our board of directors during the fiscal years ended June 30, 2006, 2005, and 2004, respectively. These issuances were not sales within the meaning of the Act.

On December 9, 2005, we sold 78,020 shares of class A common stock to former shareholders of Spectrum Solutions Group, Inc. for approximately $2.3 million, or $29.05 per share, in a private placement exempt from registration under the Act. No underwriters were involved in this sale of securities.

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

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2006, 2005, and 2004, and the balance sheet data as of June 30, 2006 and 2005, are derived from our financial statements that have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, and are included in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2003 and 2002, and the balance sheet data as of June 30, 2004, 2003, and 2002, are derived from our financial statements that have been audited by Deloitte & Touche LLP and not included in this Form 10-K. The selected financial data reflect our adoption of Statement of Financial Accounting Standards, or SFAS No. 123R in July 2005 and our acquisitions of the Marasco Newton Group, Ltd. in January 2002, Adroit Systems, Inc. in January 2003, ORION Scientific Systems in January 2004, Touchstone Consulting Group in April 2005, Galaxy Scientific Corporation in July 2005, Spectrum Solutions Group, Inc. in November 2005, and Mercomms Unlimited, Inc. in April 2006. For more information on these acquisitions, see Note 16 to our financial statements.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$1,179,267	$881,770	$615,802	$450,375	$361,197
Operating costs and expenses:
Cost of services	880,802	653,115	442,771	316,672	258,863
Selling, general and administrative (b)	183,297	126,404	100,919	82,753	76,143
Depreciation and amortization	18,201	13,141	10,511	8,962	7,684

Total operating costs and expenses	1,082,300	792,660	554,201	408,387	342,690

Operating income	96,967	89,110	61,601	41,988	18,507
Interest income (expense), net	4,232	3,442	1,474	1,387	(101)
Gain on equity method investment	—	—	—	1,031	373
Gain on sale of Assentor practice	—	—	—	4,685	—
Other income	—	—	153	—	1,775

Income before taxes	101,199	92,552	63,228	49,091	20,554
Provision for income taxes	38,679	34,829	24,291	19,431	9,277

Net income	$62,520	$57,723	$38,937	$29,660	$11,277

Earnings per share: (a)
Basic	$1.14	$1.09	$0.76	$0.69	$0.39

Diluted	$1.08	$1.02	$0.71	$0.62	$0.33

Weighted-average shares: (a)
Basic	55,064,138	52,965,623	51,008,978	42,690,310	29,261,024

Diluted	57,738,875	56,549,303	54,738,028	47,459,972	34,061,434

	As of June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$173,564	$162,973	$143,367	$158,264	$87,137
Short-term investments	9,834	20,156	9,076	433	—
Working capital	299,567	285,489	229,796	219,655	131,569
Total assets	721,974	569,117	461,893	364,711	226,293
Long-term debt, net of current portion	—	—	—	—	400
Total stockholders’ equity	533,297	429,092	339,268	283,015	159,444

(a)	Share and per share amounts have been adjusted to reflect the May 2005 two-for-one stock split.

(b)	Year ended June 30, 2006 includes $12.8 million of stock compensation expense recognized in accordance with the adoption of SFAS No. 123R on July 1, 2005.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “RISK FACTORS” and elsewhere in this Form 10-K.

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

Readers who are not familiar with our company or the financial statements of federal government information technology services providers should closely review the “DESCRIPTION OF CRITICAL ACCOUNTING POLICIES,” the “DESCRIPTION OF STATEMENT OF OPERATIONS ITEMS,” and the “DEFINITION OF CERTAIN TERMS USED IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS” sections that appear at the end of this discussion and analysis. These sections provide background information that can help readers in understanding and analyzing our financial information.

OVERVIEW

We provide technology and strategic consulting services and solutions primarily to the federal government. Our service offerings include strategic consulting; systems design, development and integration; and outsourcing and managed services. In addition, to address recurring client needs, we develop business solutions for contingency and disaster response planning; information assurance; business intelligence; privacy protection; enterprise architecture; infrastructure management; and wireless integration. We provide services in three target markets: national security, which includes the defense and intelligence communities; civil government; and health care and public health.

Since our founding in 1978 we have derived substantially all of our revenue from services provided to federal government clients. We expect that federal government clients will continue to account for substantially all of our revenue for the foreseeable future. INPUT expects the contracted portion of the federal information technology budget to grow at a compound annual growth rate of 5.0% over the next five years. In order to grow more rapidly than the market, we will need to take market share from our competitors. Our growth is driven in part by contract awards and how we build-out our contracts. Ideally, the level of quarterly business awards would exceed the revenue booked in the quarter to drive backlog growth.

We work with the federal government under three primary contract types: cost-plus-fee, time-and-materials, and fixed-price contracts. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Time-and-materials and fixed-price contracts typically generate higher profit margins reflecting their generally higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost- plus-fee arrangements. Typically under time-and-materials and fixed-price, as compared with cost-plus-contracts, the customer can save money and we can earn better margins, given the more specific delivery requirements of these structures.

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

Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; third-party materials, such as hardware and software that we purchase for customer solutions; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor with the potential for more third-party hardware and software purchases. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

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

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements, which have been approximately 1.5% to 2.0% of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

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

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total revenue growth rate was 33.7% in fiscal year 2006. Our organic revenue growth rate was 17.2% in fiscal year 2006, driven by building-out existing accounts, broadening our client base, and leveraging our research and development into high value services. The table below details our largest contract awards that have contributed to our organic growth:

Client	Contract	Period of Performance	Initial Contract Award Value
			(in millions)
Federal Deposit Insurance Corporation	Technology Infrastructure Support	September 2004 –September 2009	$341.0
U.S. Agency for International Development	PRIME 2.2 Enterprise–Wide IT Services	December 2003 – January 2010	328.0
Environmental Protection Agency	Information Technology Solutions-Business Information Strategic Support (ITS-BISS)	April 2005 – April 2010	148.0
National Guard Bureau	Advanced Information Technology Services	March 2003 – September 2007	115.0
Government Accountability Office	IT Infrastructure Support	February 2003 – February 2009	105.0

A part of our growth strategy includes pursuing acquisitions. To date, we have made the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
The Marasco Newton Group, Ltd.	Environment	January 4, 2002	$16.2
Adroit Systems, Inc.	Command and Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR)	January 31, 2003	38.3
ORION Scientific Systems	Counterterrorism	January 30, 2004	34.7
Touchstone Consulting Group, Inc.	Strategic Consulting	April 21, 2005	37.0
Galaxy Scientific Corporation	Command and Control, Communications, Computers, Intelligence (C4I)	July 1, 2005	98.7
Spectrum Solutions Group, Inc.	Enterprise Resource Planning	November 2, 2005	9.7
Mercomms Unlimited, Inc.	Maritime and Defense Communications	April 10, 2006	0.6

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog at the end of the year:

	Year Ended June 30,
	2006	2005	2004
	(in millions)
Backlog:
Funded	$512.8	$453.2	$338.7
Unfunded	2,748.8	2,296.9	1,749.9

Total backlog	$3,261.6	$2,750.1	$2,088.6

Our total backlog of approximately $3.3 billion as of June 30, 2006 represented an 18.6% increase over the fiscal year 2005 backlog. We currently expect to recognize revenue during fiscal year 2007 from approximately 21% of our total backlog as of June 30, 2006.

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

	Year Ended June 30,
	2006	2005	2004
Cost-plus-fee	45%	46%	44%
Time-and-materials	40	34	38
Fixed-price	15	20	18

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

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them on direct-billable jobs is critical to our success. The following table represents our headcount and our direct labor utilization over the past three years:

	Year Ended June 30,
	2006	2005	2004
Headcount	4,975	4,177	3,358
Direct labor utilization	78.5%	78.8%	78.1%

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 8.2%, 10.1%, and 10.0% for the years ended June 30, 2006, 2005, and 2004, respectively. The decrease in operating margin for the year ended June 30, 2006 is primarily due to the compensation expense related to share-based payment transactions that we are required to recognize in accordance with SFAS No. 123R which was adopted on July 1, 2005. Additionally, we experienced an increase in third-party material purchases which generate lower profit.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Accounts receivable represents the most significant asset we report on our balance sheet. We reported DSO of 74 and 73 days for the years ended June 30, 2006 and 2005, respectively. The learning curve associated with the implementation of a new accounting system in July 2005 caused DSO to increase slightly from fiscal 2005; however, we expect that the system will help us to reduce DSO as we go forward. Additionally, we continue to have a number of internal process initiatives underway that we believe will enable us to improve our DSO.

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenue, for the periods indicated.

	Year Ended June 30,
	2006	% Change	2005	% Change	2004
	(in thousands)
Revenue	$1,179,267	33.7%	$881,770	43.2%	$615,802
Operating costs and expenses:
Cost of services	880,802	34.9	653,115	47.5	442,771
Selling, general, and administrative (a)(b)	183,297	45.0	126,404	25.3	100,919
Depreciation and amortization	18,201	38.5	13,141	25.0	10,511

Total operating costs and expenses	1,082,300	36.5	792,660	43.0	554,201

Operating income	96,967	8.8	89,110	44.7	61,601
Interest income, net	4,232	23.0	3,442	133.5	1,474
Other income	—	—	—	(100.0)	153

Income before taxes	101,199	9.3	92,552	46.4	63,228
Provision for income taxes	38,679	11.1	34,829	43.4	24,291

Net income	$62,520	8.3%	$57,723	48.2%	$38,937

	(as a percentage of revenue)
Revenue	100.0%		100.0%		100.0%
Operating costs and expenses:
Cost of services	74.7		74.1		71.9
Selling, general and administrative (b)	15.5		14.3		16.4
Depreciation and amortization	1.5		1.5		1.7

Total operating costs and expenses	91.8		89.9		90.0

Operating income	8.2		10.1		10.0
Interest income, net	0.4		0.4		0.2
Other income	—		—		0.1

Income before taxes	8.6		10.5		10.3
Provision for income taxes	3.3		4.0		4.0

Net income	5.3%		6.5%		6.3%

(a)	Year ended June 30, 2006 includes $12.8 million of stock compensation expense recognized in accordance with the adoption of SFAS No. 123R on July 1, 2005.

(b)	Excluding the SFAS No 123R expense, selling, general and administrative expense would have been 14.5% of revenue in fiscal 2006, an increase of 34.9% from fiscal 2005.

Revenue

Our revenue increased 33.7% to $1.18 billion in fiscal 2006, from $881.8 million in fiscal 2005. Organic revenue growth was 17.2% for the year, with the remainder of growth mostly attributable to our April 2005 and July 2005 acquisitions of Touchstone and Galaxy, respectively. Our organic growth has been driven in part by three large contracts, representing approximately 7.8%, or approximately half, of our fiscal 2006 organic growth. Our Federal Deposit Insurance Corporation, or FDIC, contract, our Advanced Information Technology Services, or AITS, contract with the National Guard, and our United States Agency for International Development, or USAID, contract were significant drivers of our revenue growth, generating approximately $79 million of additional revenue during fiscal 2006 compared to fiscal 2005.

Our revenue increased 43.2% to $881.8 million in fiscal 2005, from $615.8 million in fiscal 2004. Organic revenue growth was 37.9% for the year, with the remainder of growth attributable to our acquisitions of Orion and Touchstone. Our USAID contract, Pentagon Wedge 2 subcontract with General Dynamics, AITS contract with the National Guard, and our FDIC contract were significant drivers of our fiscal 2005 revenue growth, generating approximately $143 million in additional revenue during fiscal 2005 compared to fiscal 2004.

Cost of Services

Cost of services increased 34.9% to $880.8 million in fiscal 2006, from $653.1 million in fiscal 2005. This increase in cost of services was due primarily to the increased volume of services provided under our FDIC, AITS, and USAID contracts, and the volume of services attributable to Touchstone’s and Galaxy’s contracts. As a percentage of revenue, cost of services increased to 74.7% in fiscal 2006, from 74.1% in fiscal 2005. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, it should have a positive impact on our earnings and return on invested capital.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 45.0% to $183.3 million in fiscal 2006, from $126.4 million in fiscal 2005. As a percentage of revenue, selling, general and administrative expenses increased to 15.5% in fiscal 2006 from 14.3% in fiscal 2005. This increase as a percentage of revenue resulted primarily from the adoption of SFAS No. 123R on July 1, 2005. Under SFAS No. 123R, share-based payments not fully vested as of July 1, 2005 and those granted in the year ended June 30, 2006 and future periods will be measured at estimated fair value and included in selling, general and administrative expenses over the appropriate earning period. We recognized approximately $12.8 million of compensation costs in accordance with SFAS No. 123R in fiscal 2006. Excluding the impact of SFAS No. 123R, selling, general and administrative expenses as a percentage of revenue was 14.5% and 14.3% for the years ended June 30, 2006 and 2005, respectively. This increase as a percentage of revenue resulted primarily from the double effect of increased costs associated with bid and proposal efforts and lower revenue due to the related transition of professional staff off of billable engagements to support the higher proposal activity.

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

Depreciation and Amortization

Depreciation and amortization increased 38.5% to $18.2 million in fiscal 2006, from $13.1 million in fiscal 2005. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisitions of Galaxy and Spectrum. As a percentage of revenue, depreciation and amortization was 1.5% in both fiscal 2006 and 2005.

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

Interest Income, net

Interest income, net increased to $4.2 million in fiscal 2006, from $3.4 million in fiscal 2005. This increase was due to a general rise in interest rates and one-time benefits from the interest earned on amended tax return refunds from previous years.

Interest income, net increased to $3.4 million in fiscal 2005, from $1.5 million in fiscal 2004. This increase reflected higher average cash and cash equivalents and investment balances and a general rise in interest rates.

Income Taxes

In fiscal 2006, our effective income tax rate increased to 38.2%, from 37.6% in fiscal year 2005. The increase was due primarily to additional services performed in higher taxing jurisdictions. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

In fiscal 2005, our effective income tax rate decreased to 37.6%, from 38.4% in fiscal 2004. This decrease was due to one-time benefits from Virginia job creation tax credits from previous years and refund claims from prior federal and state income tax returns.

SEASONALITY

Our quarterly operating margins are affected by, among other things, seasonality in our business model. We may experience a sequential decline in operating margins between our quarter ending June 30 and our quarter ending September 30. In the quarter ending September 30, we generally experience lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a significant number of professional staff temporarily off of billable engagements to support this increased proposal activity. In addition, we tend to adopt budgets for selling, general and administrative expenses at the beginning of our fiscal year and allocate them roughly flat across the quarters. Our fourth quarter, which ends in June, is typically the strongest quarter as we benefit from the cumulative effect of hires during the year, growing revenue, and declining corporate selling, general and administrative expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, and to make selective strategic acquisitions.

In June 2003, we completed a follow-on offering that resulted in net proceeds to us of approximately $71 million. As of June 30, 2006, our total cash and investments balances were $183.4 million. We used a total of approximately $104.4 million of cash to purchase Galaxy Scientific Corporation and Spectrum Solutions Group, Inc. in fiscal year 2006.

Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of seven acquisitions, with cash generated from our operations. We expect the combination of cash flows from operations, our cash and cash equivalents, and our investments to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. However, in the event of a large acquisition or a series of smaller acquisitions in a relatively short period of time, we will likely be required to enter into a credit facility or other financing arrangement.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We continue to improve our invoicing and collections procedures to maximize cash flows from operations.

Fiscal 2006 Compared to Fiscal 2005

Net cash provided by operating activities was $86.8 million in fiscal 2006, compared to $66.0 million in fiscal 2005, or 1.4 and 1.1 times net income for fiscal 2006 and 2005, respectively. The ratio of cash provided by operating activities to net income in fiscal 2006 was positively affected by the increase in our accounts payable and accrued expenses balance. Account payable and accrued expenses increased due to the timing of certain vendor payments. Net cash provided by operating activities in fiscal 2006 was also affected by the adoption of SFAS No. 123R, which resulted in the reclassification of excess tax benefits from operating cash flows to financing cash flows.

We used $104.7 million in net cash for investing activities in fiscal 2006, compared to $61.0 million in fiscal 2005. Three factors drive our investing cash outflows: capital expenditures, the purchase, sale or maturity of investments with maturities that exceed 90 days, and acquisitions. The higher amount of cash used was primarily the result of our acquisitions of Galaxy and Spectrum in July 2005 and November 2005, respectively. We spent approximately $68.0 million more on acquisitions in fiscal 2006 than fiscal 2005.

Net cash provided by financing activities was $28.5 million in fiscal 2006, compared to $14.6 million in fiscal 2005. On a periodic basis, our employees exercise stock options which results in the issuance of common stock. The higher amount of cash provided by financing activities in fiscal 2006 was primarily the result of our adoption of SFAS No. 123R in July 2005. Under SFAS No. 123R, excess tax benefits from share-based payments are presented as sources of financing activity cash flows.

Fiscal 2005 Compared to Fiscal 2004

Net cash provided by operating activities was $66.0 million in fiscal 2005, compared to $43.5 million in fiscal 2004, or 1.1 times net income for both periods. The ratio of cash provided by operating activities to net income in fiscal 2005 was positively affected by $10.0 million of additional tax benefits of stock option exercises offset by higher net working capital requirements compared to fiscal 2004.

We used $61.0 million in net cash for investing activities in fiscal 2005, compared to $66.4 million in fiscal 2004. The lower amount of cash used for investing activities in fiscal 2005 was primarily attributable to lower net purchases of investments with maturities in excess of 90 days offset by higher capital expenditure requirements.

Net cash provided by financing activities was $14.6 million in fiscal 2005, compared to $8.0 million in fiscal 2004. On a periodic basis, our employees exercise stock options resulting in the issuance of common stock.

Credit Facility and Borrowing Capacity

We elected not to renew a $40 million credit facility when it expired on February 29, 2004. We do not currently intend to replace the credit facility as we expect our cash and cash equivalents and investments, together with cash flow generated from operations, to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Based on our profitability and the cash flow generated from our operating activities, we believe we have significant borrowing capacity. We maintain relationships with a number of banks who have communicated a willingness to extend credit to us on reasonable terms if the need for credit arises. In particular, it is likely that we would be required to borrow in the event of a large acquisition or a series of smaller acquisitions in a relatively short period of time.

STOCK PURCHASE AGREEMENT

On August 30, 2005, we and our chairman of the board of directors terminated a stock purchase agreement that required us to repurchase shares from the chairman’s estate upon his death. We had purchased term life insurance policies on our chairman to meet these repurchase obligations. We have terminated all related term life insurance policies. Expenses recognized under these policies were $49,000 and $53,000 for the years ended June 30, 2005 and 2004, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2006 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at June 30, 2006.

	Payments due by period
		Less than 1	Years 2	Years 4	After 5
Contractual obligations:	Total	Year	and 3	and 5	Years
	(in thousands)
Operating lease obligations, net	$187,024	$27,942	$48,783	$37,739	$72,560

Total contractual obligations	$187,024	$27,942	$48,783	$37,739	$72,560

In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

RELATED PARTY TRANSACTIONS

In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., or Mantas, which was formed with funding and other contributions received from unrelated third parties. Mantas is a provider of services to the financial services industry to address anti-money laundering and other data mining issues. As of June 30, 2006, we owned approximately eight million shares of Mantas class A common stock. We have no cost basis in this investment and do not fund, nor is there any obligation or expectation to fund, the on-going operations of Mantas.

In the years ended June 30, 2005 and 2004, Mantas leased space and received other services from the Company for which the Company was reimbursed. The Company is no longer providing services to Mantas.

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

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract performance review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a client pays us a specified amount to provide only a particular service for a stated time period, a so-called fee-for-service arrangement, is generally recognized ratably over the contract period, assuming all other criteria for revenue recognition are met. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of our contracts where we act as an agent, rather than a principal, in the transaction are excluded from our revenue and cost of services, except to the extent of any fee or profit earned.

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

Contract Cost Accounting

As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract, and other non-labor costs incurred in support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations. These costs typically include our selling, general and administrative expenses, fringe benefit expenses, and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs, and the amortization of identified intangible assets, among others. A key element to our recent margin expansion has been our success at controlling indirect cost growth and unallowable costs. In addition, as we acquire and integrate new companies, we have been able to manage our indirect costs by realizing opportunities for cost synergies and integrating the indirect support function of acquired companies into our own.

Accounting for Acquisitions and Asset Impairment

The purchase price that we pay to acquire the stock or assets of an entity must be assigned to the net assets acquired based on the estimated fair market value of those net assets. The purchase price in excess of the estimated fair market value of the tangible net assets and separately identified intangible assets acquired represents goodwill. The purchase price allocation related to acquisitions involves significant estimates and management judgments that may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date.

We must evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach. We performed our annual goodwill impairment analysis as of January 1, 2006. There was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. None of these events have occurred for the periods presented. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

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

Other Income

The Internal Revenue Service, or IRS, challenged our use of the cash receipts and disbursements method of accounting for income taxes during its audit of our fiscal 1996 tax return. While we disagreed with the IRS on this matter, in order to bring the matter to closure, we agreed in February 2002 to convert from the cash method to the accrual method effective July 1, 2000. We had previously established an allowance of approximately $2.6 million relating to the estimated probable interest on the tax liability. The provision for this accrual was reflected in other expense in the statements of operations through June 30, 2001. Because this allowance exceeded the amount of the actual federal interest payments of approximately $538,000 and our estimated state interest payments of approximately $250,000, we reversed approximately $1.8 million of the allowance in fiscal year 2002. During fiscal 2004, we made final payments to settle all remaining state tax liabilities with respect to this matter. As a result, we reversed the remaining $153,000 allowance balance. These reversals are reflected as other income in the statements of operations for fiscal year 2002 and fiscal year 2004.

DEFINITION OF CERTAIN TERMS USED IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is our definition of certain terms we have used in our discussion and analysis.

Backlog

We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award ID/IQ contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, GWAC contracts, or GSA schedules. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2016.

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

Direct Labor Utilization

We define direct labor utilization as the ratio of labor dollars worked on customer engagements to total labor dollars worked. We include every working employee of the company in the computation. We exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. Leave actually taken by our employees is largely beyond the control of management in the near term.

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our fiscal 2006 organic growth rate of 17.2% as follows:

	Year Ended June 30,
	2006	2005	% Increase
Revenue, as reported	$1,179,267	$881,770	33.7%
Plus: Revenue from acquired companies for the comparable prior year period	—	124,643

Organic Revenue	$1,179,267	$1,006,413	17.2%

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of this new accounting guidance to have a material impact on our financial position, results of operations, or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating what effect, if any, the adoption of FIN 48 will have on our financial position, results of operations, or cash flows.

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

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely affected because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by our board of directors.

Under this policy, no investment securities may have maturities exceeding two years and the average duration of the portfolio cannot exceed nine months. A one percentage point change in the interest rate we earn between July 1, 2006 and December 31, 2006, could have approximately a $1.0 million impact on our interest income for the period ending June 30, 2007.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

As of June 30, 2006 and 2005, the carrying value of financial instruments approximated fair value. These investments consist of corporate and municipal bonds with maturities of 7 months or less that are classified as held-to-maturity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are submitted on pages F-1 through F-26 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This assessment excluded the internal control over financial reporting at Spectrum Solutions Group, Inc., which was acquired on November 2, 2005 and whose financial statements reflect total assets and revenue both constituting 1 percent of the related consolidated financial statement amounts as of and for the year ended June 30, 2006. Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2006.

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
Executive Vice President, Chief Financial Officer and Chief of Finance and Administration

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

SRA International, Inc.

Fairfax, VA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SRA International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Spectrum Solutions Group, Inc., which was acquired on November 2, 2005 and whose financial statements reflect total assets and revenues both constituting 1 percent of the related consolidated financial statement amounts as of and for the year ended June 30, 2006. Accordingly, our audit did not include the internal control over financial reporting at Spectrum Solutions Group, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006 of the Company and our report dated August 22, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 22, 2006

Item 9B. OTHER INFORMATION

Not Applicable

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2006 annual meeting of stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

(1) Financial Statements

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	F-26

(3) Exhibits

Exhibit Number	Description

2.1†††	Agreement and Plan of Merger, by and among SRA International, Inc., Alex Acquisition Corporation, and Adroit Systems, Inc., dated January 3, 2003. Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules of the Agreement and Plan of Merger are omitted.

3.1††	Amended and Restated Certificate of Incorporation of the Registrant

3.2†	Amended and Restated By-Laws of the Registrant

4.1†	Specimen common stock certificate

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1†	1994 Stock Option Plan, as amended*

10.2†	1985 Key Employee Incentive Plan*

10.3†	2002 Stock Incentive Plan*

10.4†	Deferred Compensation Plan for Key Employees, as amended*

10.5†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.6†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.8†	401(k) Savings Plan, as amended and restated effective January 1, 2001*

10.8a^	Amendment to 401(k) Savings Plan*

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-31334).

†††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2002 (File No. 001-31334).

^	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 001-31334).

*	Management contract or compensatory plan, contract or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 24th day of August, 2006.

SRA INTERNATIONAL, INC.

By:	/S/ RENATO A. DIPENTIMA
Renato A. DiPentima President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renato A. DiPentima Renato A. DiPentima	President and Chief Executive Officer (Principal Executive Officer)	August 24, 2006

/S/ STEPHEN C. HUGHES Stephen C. Hughes	Executive Vice President, Chief Financial Officer and Chief of Finance and Administration (Principal Financial and Accounting Officer)	August 24, 2006

/S/ ERNST VOLGENAU Ernst Volgenau	Chairman	August 24, 2006

/S/ JOHN W. BARTER John W. Barter	Director	August 24, 2006

/S/ WILLIAM K. BREHM William K. Brehm	Director	August 24, 2006

/S/ STEVEN A. DENNING Steven A. Denning	Director	August 24, 2006

/S/ MILES R. GILBURNE Miles R. Gilburne	Director	August 24, 2006

/S/ MICHAEL R. KLEIN Michael R. Klein	Director	August 24, 2006

/S/ DAVID H. LANGSTAFF David H. Langstaff	Director	August 24, 2006

/S/ EDWARD E. LEGASEY Edward E. Legasey	Director	August 24, 2006

/S/ DELBERT C. STALEY Delbert C. Staley	Director	August 24, 2006

/S/ GAIL R. WILENSKY Gail R. Wilensky	Director	August 24, 2006

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

SRA International, Inc.

Fairfax, VA

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 22, 2006

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30,
	2006	2005
Current assets:
Cash and cash equivalents	$173,564	$162,973
Short-term investments	9,834	20,156
Accounts receivable, net	266,160	206,995
Prepaid expenses and other	23,382	19,931
Deferred income taxes, current	4,839	6,506

Total current assets	477,779	416,561

Property and equipment, net	37,462	34,754

Other assets:
Goodwill	169,334	89,214
Identified intangibles, net	26,169	17,661
Investments	—	5,172
Deferred income taxes, noncurrent	3,462	—
Deferred compensation trust	7,768	5,755

Total other assets	206,733	117,802

Total assets	$721,974	$569,117

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30,
	2006	2005
Current liabilities:
Accounts payable and accrued expenses	$115,545	$74,970
Accrued payroll and employee benefits	59,463	49,486
Billings in excess of revenue recognized	3,204	6,616

Total current liabilities	178,212	131,072

Long-term liabilities:
Deferred income taxes, noncurrent	—	106
Other long-term liabilities	10,465	8,847

Total long-term liabilities	10,465	8,953

Total liabilities	188,677	140,025

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 42,158,048 and 39,239,400 shares issued as of June 30, 2006 and 2005; 41,403,312 and 38,419,877 shares outstanding as of June 30, 2006 and 2005	169	157
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,459,828 and 15,627,466 shares issued and outstanding as of June 30, 2006 and 2005	58	63
Additional paid-in capital	275,440	231,754
Treasury stock, at cost	(6,302)	(4,839)
Deferred stock-based compensation	(888)	(343)
Retained earnings	264,820	202,300

Total stockholders’ equity	533,297	429,092

Total liabilities and stockholders’ equity	$721,974	$569,117

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2006	2005	2004
Revenue	$1,179,267	$881,770	$615,802
Operating costs and expenses:
Cost of services	880,802	653,115	442,771
Selling, general and administrative	183,297	126,404	100,919
Depreciation and amortization	18,201	13,141	10,511

Total operating costs and expenses	1,082,300	792,660	554,201

Operating income	96,967	89,110	61,601
Interest income, net	4,232	3,442	1,474
Other income	—	—	153

Income before taxes	101,199	92,552	63,228
Provision for income taxes	38,679	34,829	24,291

Net income	$62,520	$57,723	$38,937

Earnings per share:
Basic	$1.14	$1.09	$0.76

Diluted	$1.08	$1.02	$0.71

Weighted-average shares:
Basic	55,064,138	52,965,623	51,008,978

Diluted	57,738,875	56,549,303	54,738,028

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock		Deferred Stock-Based Compensation	Retained Earnings	Total

	Shares	Amount	Shares	Amount		Shares	Amount
Balance, July 1, 2003	45,156,014	$186	20,905,506	$80	$224,675	(15,985,022)	$(47,057)	$(509)	$105,640	$283,015
Net income	—	—	—	—	—	—	—	—	38,937	38,937
Issuance of common stock	1,490,332	6	—	—	5,453	—	—	—	—	5,459
Reissuance of treasury stock	—	—	—	—	3,992	217,530	642	—	—	4,634
Purchase of treasury stock	—	—	—	—	—	(8,884)	(145)	—	—	(145)
Tax benefits of stock option exercises	—	—	—	—	7,109	—	—	—	—	7,109
Shares converted between classes	531,096	2	(531,096)	(2)	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	466	—	—	(466)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	259	—	259

Balance, June 30, 2004	47,177,442	194	20,374,410	78	241,695	(15,776,376)	(46,560)	(716)	144,577	339,268
Net income	—	—	—	—	—	—	—	—	57,723	57,723
Issuance of common stock	2,131,283	9	—	—	10,016	—	—	—	—	10,025
Reissuance of treasury stock	—	—	—	—	4,030	122,530	405	—	—	4,435
Adjustment due to stock split	(10,937,171)	(49)	(3,882,352)	(12)	(41,255)	14,834,323	41,316	—	—	—
Tax benefits of stock option exercises	—	—	—	—	17,156	—	—	—	—	17,156
Shares converted between classes	864,592	3	(864,592)	(3)	—	—	—	—	—	—
Issuance of common stock for ESPP	5,626	—	—	—	168	—	—	—	—	168
Issuance of restricted stock	(2,372)	—	—	—	(56)	—	—	56	—	—
Compensatory stock options issued or modified	—	—	—	—	—	—	—	240	—	240
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	77	—	77

Balance, June 30, 2005	39,239,400	157	15,627,466	63	231,754	(819,523)	(4,839)	(343)	202,300	429,092
Net income	—	—	—	—	—	—	—	—	62,520	62,520
Issuance of common stock	1,680,503	7	—	—	11,746	—	—	—	—	11,753
Reissuance of treasury stock	—	—	—	—	3,198	134,162	799	—	—	3,997
Purchase of treasury stock	—	—	—	—	—	(69,375)	(2,262)	—	—	(2,262)
Tax benefits of stock option exercises	—	—	—	—	13,774	—	—	—	—	13,774
Shares converted between classes	1,167,638	5	(1,167,638)	(5)	—	—	—	—	—	—
Issuance of common stock for ESPP	36,179	—	—	—	1,246	—	—	—	—	1,246
Issuance of restricted stock	34,328	—	—	—	919	—	—	(919)	—	—
FAS 123R stock based compensation	—	—	—	—	12,803	—	—	—	—	12,803
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	374	—	374

Balance, June 30, 2006	42,158,048	$169	14,459,828	$58	$275,440	(754,736)	$(6,302)	$(888)	$264,820	$533,297

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$62,520	$57,723	$38,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,201	13,141	10,511
Stock-based compensation	13,177	317	259
Tax benefits of stock option exercises	—	17,156	7,109
Deferred income taxes	(1,901)	(3,570)	1,982
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(39,074)	(35,890)	(39,051)
Prepaid expenses and other	2,250	2,941	(10,466)
Accounts payable and accrued expenses	32,609	7,704	23,573
Accrued payroll and employee benefits	2,534	8,226	7,164
Billings in excess of revenue recognized	(3,412)	(1,660)	3,152
Other	(73)	(100)	281

Net cash provided by operating activities	86,831	65,988	43,451

Cash flows from investing activities:
Capital expenditures	(15,639)	(21,353)	(11,760)
Purchases of investments	(9,748)	(18,516)	(22,792)
Sales and maturities of investments	25,723	15,983	1,083
Acquisition of ORION Scientific Systems, net of cash acquired	—	—	(32,927)
Acquisition of Touchstone Consulting Group, net of cash acquired	—	(37,124)	—
Acquisition of Galaxy Scientific Corporation, net of cash acquired	(95,645)	—	—
Acquisition of Spectrum Solutions Group, net of cash acquired	(8,802)	—	—
Acquisition of Mercomms Unlimited, net of cash acquired	(637)	—	—

Net cash used in investing activities	(104,748)	(61,010)	(66,396)

Cash flows from financing activities:
Issuance of common stock	12,999	10,193	5,459
Tax benefits of stock option exercises	13,774	—	—
Reissuance of treasury stock	3,997	4,435	3,134
Purchase of treasury stock	(2,262)	—	(145)
Repayment of term loan	—	—	(400)

Net cash provided by financing activities	28,508	14,628	8,048

Net increase (decrease) in cash and cash equivalents	10,591	19,606	(14,897)
Cash and cash equivalents, beginning of period	162,973	143,367	158,264

Cash and cash equivalents, end of period	$173,564	$162,973	$143,367

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$26,377	$21,211	$11,249

Cash received during the period:
Interest	$4,219	$3,897	$1,524

Income taxes	$1,038	$652	$767

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2006, 2005, and 2004

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

Nature of Business

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government, and health care and public health. Since SRA’s founding in 1978, the Company has derived substantially all of its revenue from services provided to federal government clients. SRA expects that services provided to federal government clients will continue to account for substantially all of its revenue for the foreseeable future.

Revenue from contracts with federal government agencies was 99 percent of total revenue for all periods presented herein. The National Guard, as a client group, accounted for approximately 10 percent, 11 percent, and 13 percent of revenue for the years ended June 30, 2006, 2005, and 2004, respectively. The United States Agency for International Development, as a client, accounted for approximately 10 percent, 12 percent, and 10 percent of revenue for the years ended June 30, 2006, 2005, and 2004, respectively. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments in determining the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. The Company bases its estimates on historical experience and various other factors that are deemed reasonable at the time the estimates are made. Actual results may differ from estimates under different assumptions or conditions. See the Revenue Recognition section of this Note and Notes 2, 5, 6, 8, 10, 11 and 16 for additional information on certain estimates included in the Company’s consolidated financial statements.

Revenue Recognition

Contract Accounting

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. The Company has a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a regular review of the Company’s contract performance. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and client satisfaction. During this review, the Company determines whether the overall progress on a contract is consistent with the effort expended.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

Absent evidence to the contrary, the Company recognizes revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a client pays us a specified amount to provide only a particular service for a stated time period, a so-called fee-for-service arrangement, is generally recognized ratably over the contract period, assuming all other criteria for revenue recognition are met. Performance-based fees, including award fees, under any contract type are considered earned when the Company can demonstrate satisfaction of performance goals, based upon historical experience, or has received contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of SRA’s contracts where SRA acts as an agent, rather than a principal, in the transaction are excluded from the Company’s revenue and cost of services, except to the extent of any fee or profit earned.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of the Company’s standard management processes, facts develop that require the Company to revise its estimated total costs or revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

Revenue for the years ended June 30, 2006, 2005, and 2004 was earned from the following contract types:

	2006	2005	2004
Cost-plus-fee	45%	46%	44%
Time-and-materials	40	34	38
Fixed-price	15	20	18

Software Licensing and Related Activities

The Company enters into arrangements, which may include the sale of licenses of the Company’s proprietary software, consulting services and maintenance, or various combinations of each element. The Company recognizes revenue based on Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations remain. In the limited cases where return or refund rights have been offered, the Company defers all revenue recognition until the end of the return or refund period. Total software licensing and related activities revenue was $3,961,000, $4,148,000, and $2,318,000 for the years ended June 30, 2006, 2005, and 2004, respectively. Software licensing of the Company’s proprietary software and related activities revenue was less than one percent of consolidated revenue for all periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs, which are included in selling, general and administrative expenses, were $1,290,000, $1,638,000, and $1,708,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

Internal-Use Computer Software

The Company capitalizes costs incurred to license and implement software for internal-use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.” Such costs are amortized over periods ranging from three to seven years. Internal-use software costs capitalized were $638,000, $2,813,000, and $610,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets and other intangibles may not be fully recoverable, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If an impairment is indicated as a result of this review, the Company recognizes a loss based on the amount by which the carrying amount exceeds the estimated discounted future cash flows.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities less valuation allowances, if required. Enacted statutory tax rates are used to compute the tax consequences of these temporary differences.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a current maturity of 90 days or less to be cash equivalents.

Investments in Debt Securities

The Company considers all investments with current maturity dates of one year or less that do not qualify as cash equivalents to be short-term investments. The Company does not purchase investments with original maturity dates that exceed two years. The Company classifies all investments in debt securities as held-to-maturity and accounts for these investments at amortized cost.

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property and equipment, including capitalized internal-use computer software, was $13,205,000, $11,150,000, and $9,142,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed, is assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (Note 5). Intangible assets with finite lives are amortized on a straight-line basis over their useful lives, typically determined with the assistance of an outside valuation firm, of 5 to 12 years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short- and long-term investments, and accounts receivable. The Company believes that concentrations of credit risk with respect to cash equivalents and investments are limited due to the high credit quality of these investments. The Company’s investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poor’s. The Company’s policy

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service to a debt rating below single-A.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. Investments are made in accordance with an investment policy approved by the Company’s board of directors. Under this policy, no investment securities may have original maturities exceeding two years and the average duration of the portfolio cannot exceed nine months.

The Company believes that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

As of June 30, 2006 and 2005, the carrying value of financial instruments approximated fair value. These investments consist of corporate and municipal bonds with maturities of 7 months or less that are classified as held-to-maturity.

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

	2006	2005	2004
Basic weighted-average common shares outstanding	55,064,138	52,965,623	51,008,978
Effect of potential exercise of stock options	2,674,737	3,583,680	3,729,050

Diluted weighted-average common shares outstanding	57,738,875	56,549,303	54,738,028

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,490,708, 375,000, and 46,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of this new accounting guidance to have a material impact on its financial position, results of operations, or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effect, if any, the adoption of FIN 48 will have on its financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation.

2. Accounts Receivable:

Accounts receivable, net as of June 30, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Billed and billable, net of allowance of $1,614 and $1,159 as of June 30, 2006 and 2005, respectively	$242,259	$195,140

Unbilled:
Retainages	5,347	4,444
Revenue recorded in excess of milestone billings on fixed-price contracts	7,210	3,783
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	13,079	5,480
Allowance for unbillable amounts	(1,735)	(1,852)

Total unbilled	23,901	11,855

Total accounts receivable	$266,160	$206,995

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at June 30, 2006 are expected to be billed and collected within one year except for approximately $1.6 million related to a portion of retainages.

3. Prepaid Expenses and Other:

Prepaid expenses and other as of June 30, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Hardware and equipment purchased on behalf of customers	$10,468	$2,914
Prepaid maintenance and software	7,385	8,765
Other	5,529	8,252

Total prepaid expenses and other	$23,382	$19,931

4. Property and Equipment:

The components of property and equipment as of June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Leasehold improvements	$24,653	$21,617
Furniture, equipment, and software	59,387	47,465

Subtotal	84,040	69,082
Less: Accumulated depreciation and amortization	(46,578)	(34,328)

Total property and equipment, net	$37,462	$34,754

5. Goodwill and Identified Intangibles:

The components of goodwill and identified intangible assets as of June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Goodwill	$169,334	$89,214
Identified intangibles	35,265	21,761

Subtotal	204,599	110,975
Less: Accumulated amortization	(9,096)	(4,100)

Total goodwill and identified intangibles	$195,503	$106,875

Goodwill must be reviewed annually for impairment. The Company performs this review at the beginning of each calendar year. The Company performed the annual goodwill impairment analysis as of January 1, 2006 and concluded that there was no impairment of goodwill. The identified intangibles as of June 30, 2006 were all

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

assigned to contract rights. Amortization expense of identified intangibles was $4,996,000, $1,991,000, and $1,369,000 for the years ended June 30, 2006, 2005, and 2004, respectively. Identified intangibles are being amortized on a straight-line basis over a period of 5 to 12 years.

Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2007	$5,153
2008	5,153
2009	4,747
2010	3,970
2011	2,609
Thereafter	4,537

Total	$26,169

6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of June 30, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Vendor obligations	$108,803	$69,581
Current taxes payable and other	6,742	5,389

Total accounts payable and accrued expenses	$115,545	$74,970

7. Debt:

The Company had a term loan that matured on July 1, 2003. The term loan interest rate was fixed at 6.89 percent and the term loan principal balance was payable in quarterly installments of $400,000.

The Company maintained a $40 million credit facility that the Company elected not to renew when it expired on February 29, 2004. The Company does not currently intend to replace the credit facility as the Company expects its cash and cash equivalents and investments, together with cash flow generated from operations, to meet its normal operating liquidity and capital expenditure requirements for at least the next twelve months. However, in the event of a large acquisition or a series of smaller acquisitions in a relatively short period of time, the Company will likely be required to enter into a credit facility. The average revolving line of credit interest rate was 2.2 percent on balances outstanding for the year ended June 30, 2004. Total interest expense under the revolving credit facility and term loan was $6,000 for the year ended June 30, 2004. The maximum revolving line of credit balance was $2,258,000 for the year ended June 30, 2004. The average monthly revolving line of credit balance outstanding was $50,000 for the months during which there was a balance outstanding for the year ended June 30, 2004.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

8. Other Long-Term Liabilities:

Other long-term liabilities as of June 30, 2006 and 2005, consisted of the following (in thousands):

	2006	2005
Liability to deferred compensation plan participants	$7,768	$5,755
Incentives for tenant improvements and other	2,697	3,092

Total other long-term liabilities	$10,465	$8,847

9. Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan (Plan). All regular and full-time employees are generally eligible to participate in the Plan. The board of directors of SRA may elect to make matching or other discretionary contributions to the Plan. The Company’s matching contribution expense was $10,026,000, $7,477,000, and $5,985,000 for the years ended June 30, 2006, 2005, and 2004, respectively, including the value of the stock described in the next paragraph.

Plan participants may elect to receive matching contributions in cash, company stock, or a combination of the two. Matching contributions are earned by participants on the basis of their calendar year contributions to the Plan. The Company makes the matching contributions, including the transfer of class A common stock, each January for participant contributions made during the previous calendar year. The Company contributed 56,142, 107,730, and 145,106 shares of class A common stock to the Plan during the years ended June 30, 2006, 2005, and 2004, respectively.

10. Stockholders’ Equity and Stock Options:

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

Treasury Stock

The treasury stock transactions that occurred before the Company’s May 2002 initial public offering, reflected the Company’s historical practice of purchasing up to a specified number of shares approved by the board of directors at the then fair market value. Prior to becoming publicly-traded, the Company retained an independent valuation firm to assist the board of directors in assessing the fair value of the stock. Only shares held by stockholders for more than six months were eligible to be purchased by the Company under this limited stock repurchase plan. The limited stock repurchase plan was discontinued when the Company became publicly-traded. Additionally, the Company historically purchased common stock from the SRA International Inc. 401(k) Savings Plan from terminated employees. This practice was discontinued in August 2003. In limited circumstances, the Company may elect to repurchase shares of outstanding common stock from employees upon the exercise of stock options for the purpose of satisfying the minimum required tax withholding.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

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

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Upon adoption, up to 7,058,822 shares of class A common stock were reserved for issuance under the 2002 plan. Pursuant to the terms of the 2002 plan, the number of shares authorized for issuance automatically increases at the beginning of each fiscal year, beginning with the fiscal year ended June 30, 2004. An additional 6,353,463 shares of class A common stock were reserved for issuance pursuant to the automatic increase feature of the 2002 plan through July 1, 2006. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the compensation committee of the board of directors, which shall determine the number of shares covered by options, and the exercise price, vesting period, and duration of option grants. The board of directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

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

Years Ended June 30, 2006, 2005, and 2004

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

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning July 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $13.8 million for the year ended June 30, 2006. Such benefits were $17.2 million and $7.1 million for the years ended June 30, 2005 and 2004, respectively, and are presented as a component of operating cash flows.

As a result of adopting SFAS No. 123R, the Company recorded an additional $12.8 million of stock-based compensation, or $7.8 million after-tax, in its statement of operations for the year ended June 30, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.14 for the year ended June 30, 2006.

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

The Company has 10-year and 15-year options. The following weighted-average assumptions were used for option grants during the years ended June 30, 2006, 2005 and 2004:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the years ended June 30, 2006, 2005, and 2004 was 32 percent, 31 percent and 47 percent, respectively.

Expected Term. The expected term was estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted for all periods presented was 5 years.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The weighted-average risk-free interest rate used in valuing options granted during the years ended June 30, 2006, 2005, and 2004 was 4.2 percent, 3.6 percent, and 3.2 percent, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model calls for single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero for all periods presented.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

Stock Compensation Expense

The Company recognized compensatory stock option expense on stock options issued below fair market value or upon modification of option terms of $88,000, $211,000, and $211,000 for each of the years ended June 30, 2006, 2005, and 2004 respectively.

The Company recorded $12.8 million of stock-based compensation expense related to stock options and $0.3 million related to restricted stock for the year ended June 30, 2006 in addition to the stock compensation expense recorded above.

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

As of June 30, 2006, there was $26.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 15 months.

Stock Option Activity

During the year ended June 30, 2006, the Company granted stock options to purchase 1,625,760 shares of class A common stock at a weighted-average exercise price of $34.62 per share based on the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted for the years ended June 30, 2006, 2005, and 2004, was $12.32, $7.80, and $7.63, respectively. Using the Black-Scholes-Merton model, the total value of the options granted for the years ended June 30, 2006, 2005, and 2004, was $18,126,922, $16,266,000, and $10,875,000, respectively. The options vest at the rate of 25 percent per year over four years, beginning on the date of grant and expire ten years from the grant date.

During the year ended June 30, 2006, the Company also granted 35,450 shares of restricted stock at an average price of $30.06 per share that will vest at the rate of 25 percent per year over four years.

The following table summarizes stock option activity for the year ended June 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2005	8,028,226	$12.54	$178,040
Options granted	1,625,760	34.62	$—
Options exercised	(1,680,503)	6.98	$43,974
Options cancelled and expired	(306,699)	23.58	$3,030

Shares under option, June 30, 2006	7,666,784	$18.00	$80,365

Options exercisable at June 30, 2006	3,663,790	$10.09	$61,459

Shares reserved for equity awards at June 30, 2006	4,959,467

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

Information with respect to stock options outstanding and stock options exercisable at June 30, 2006 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.20 - $0.30	271,596	0.9 years	$0.29
$2.58 - $5.07	1,638,243	7.5	$4.06
$10.85 - $16.80	2,177,043	9.4	$14.29
$19.39 - $35.40	3,579,902	8.6	$27.99

	7,666,784

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.20 - $0.30	271,596	0.9 years	$0.29
$2.58 - $5.07	1,638,243	7.5	$4.06
$10.85 - $16.80	1,173,529	9.8	$13.86
$19.39 - $35.40	580,422	8.2	$24.11

	3,663,790

Pro Forma Disclosures

Under the modified prospective method, results for the years ended June 30, 2005 and 2004 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the years ended June 30, 2005 and 2004 (in thousands, except per share amounts) are presented below.

	2005	2004
Net income, as reported	$57,723	$38,937
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	317	259
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,845)	(3,554)

Pro forma net income	$52,195	$35,642

Earnings per share:
Basic—as reported	$1.09	$0.76

Basic—pro forma	$0.99	$0.70

Diluted—as reported	$1.02	$0.71

Diluted—pro forma	$0.92	$0.65

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP was available to all eligible employees beginning on January 1, 2005. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 100% of the average of the high and

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

low price of the common stock on the last day of each offering period. Employees purchased 36,179 and 5,626 shares for the years ended June 30, 2006 and 2005, respectively, under the ESPP.

11. Income Taxes:

The provision for federal and state income taxes for the years ended June 30, 2006, 2005, and 2004, included the following (in thousands):

	2006	2005	2004
Current provision:
Federal	$28,344	$27,416	$18,363
State	5,802	4,660	3,512
Deferred provision:
Federal	3,836	1,644	2,130
State	697	1,109	286

Total income tax provision	$38,679	$34,829	$24,291

The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended June 30, 2006, 2005, and 2004 as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.2	3.9
Stock-based compensation	0.1	0.1	0.1
Municipal bond interest	(0.5)	(0.9)	(0.4)
Refunds and credits	(0.8)	(1.0)	(0.5)
Nondeductible expenses and other	0.2	0.2	0.3

Effective tax rate	38.2%	37.6%	38.4%

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

The components of the net deferred tax asset as of June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Compensated absences and other accruals not yet deductible for tax purposes	$14,762	$13,047
Financial statement depreciation in excess of tax depreciation	3,464	3,486
Deferred compensation	1,987	2,098
Nonqualified stock awards	4,927	—
State job creation credits	399	438

Total deferred tax assets	25,539	19,069

Deferred tax liabilities:
Identified intangibles	(5,809)	(4,549)
Prepaid expenses	(2,804)	(2,872)
Unbilled contract revenue	(7,228)	(3,784)
Capitalized software	(1,397)	(1,370)
Other	—	(94)

Total deferred tax liabilities	(17,238)	(12,669)

Net deferred tax asset	$8,301	$6,400

12. Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 2004 have been completed. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2004 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Leases

Net rent expense for the years ended June 30, 2006, 2005, and 2004 was as follows (in thousands):

	2006	2005	2004
Office space	$27,649	$23,726	$18,114
Sublease income	(1,085)	(936)	(964)

Subtotal	26,564	22,790	17,150
Furniture and equipment	881	737	628

Total	$27,445	$23,527	$17,778

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

The following table summarizes our future minimum rental commitments under noncancellable operating leases, primarily for office space, as of June 30, 2006 (in thousands). We did not include amounts already recorded on our balance sheet as liabilities at June 30, 2006.

	Rental Commitments	Sublease Income	Net Commitments
Years ending June 30,
2007	$28,015	$73	$27,942
2008	25,333	75	25,258
2009	23,596	71	23,525
2010	20,863	—	20,863
2011	16,876	—	16,876
Thereafter	72,560	—	72,560

Total minimum lease payments	$187,243	$219	$187,024

The Company leases all of its office facilities. Leases for certain office space may include incentives for tenant improvements, rent holidays, or rent escalation clauses. Certain lease commitments are subject to adjustment based on changes in the Consumer Price Index. Incentives for tenant improvements are recorded as liabilities and amortized as reductions in rent expense over the term of the respective leases. The Company recognizes rent expense, including escalated rent and rent holidays, on a straight-line basis over the term of the lease.

Capitalized lease obligations included in accounts payable and accrued expenses were $146,000 and $93,000 as of June 30, 2006 and 2005, respectively, and represent the current portion of amounts due under leases for the use of computers and other equipment. The long-term portion of the capital lease obligations was approximately $46,000 and $132,000 at June 30, 2006 and 2005, respectively, and is included in other long-term liabilities. Included in property and equipment are related assets of $1,362,000 and $1,312,000 less accumulated amortization of $1,187,000 and $1,104,000 as of June 30, 2006 and 2005, respectively.

13. Litigation

The Company is involved in various legal proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

14. Related Party Transactions:

In May 2001, Mantas, which was previously one of the Company’s service offerings, was contributed to a separate company, Mantas, Inc., or Mantas, which was formed with funding and other contributions received from unrelated third parties. Mantas is a provider of services to the financial services industry to address anti-money laundering and other data mining issues. As of June 30, 2006, the Company owned approximately eight million shares of Mantas class A common stock. The Company has no cost basis in Mantas, nor is there any obligation or expectation to fund, the ongoing operations of Mantas.

In the years ended June 30, 2005 and 2004, Mantas had utilized certain services provided by the Company for which the Company was reimbursed. Mantas leased space from the Company and received other support services related to its occupancy. Sublease income and amounts due for other support services provided were

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

approximately $707,000 for the year ended June 30, 2004. The Company also allowed Mantas to obtain certain travel and insurance-related services utilizing the Company’s existing relationships with vendors. The total of such services received by Mantas were approximately $183,000 and $2.5 million for the years ended June 30, 2005 and 2004, respectively. Additionally, the Company provided labor services when requested by Mantas to support its administrative and client support activities. Approximately $304,000 and $368,000 of such labor services were provided for the years ended June 30, 2005 and 2004, respectively. All amounts were subsequently paid by Mantas to the Company. The Company is no longer providing services to Mantas.

15. Segment Reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company reports one operating segment for financial reporting purposes, the Consulting & System Integration (C&SI) business which aggregates all of its current operations.

The C&SI segment represents the Company’s core business and includes high-end technology and strategic consulting services and solutions primarily for federal government clients. Since October 2002, the C&SI segment has represented all of the Company’s ongoing operations.

16. Acquisitions:

ORION Scientific Systems

In January 2004, the Company completed its acquisition of ORION Scientific Systems, or Orion, a privately-held company focused on national security and homeland defense. Orion provides analytical support, training, system development, and proprietary knowledge management applications to its customers in the intelligence agencies, Department of Defense, and law enforcement community. The Company acquired Orion for approximately $34.5 million net of acquisition costs, consisting of approximately $33.0 million of cash on hand and $1.5 million of class A common stock. Approximately $8.4 million of the purchase price was allocated to identified intangibles and approximately $26.6 million to goodwill. Pursuant to the requirements of SFAS No. 141 “Business Combinations,” the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Touchstone Consulting Group, Inc.

In April 2005, the Company completed its acquisition of Touchstone Consulting Group, Inc., or Touchstone, a privately-held management consultancy with an established track record of serving senior executives in the federal government. Touchstone provides strategic consulting services to its customers throughout the federal government, including the Department of Homeland Security, Department of Defense, intelligence agencies, and the Office of Management and Budget. The Company acquired Touchstone for approximately $37.0 million net of acquisition costs, from cash on hand. Approximately $6.5 million of the purchase price was allocated to identified intangibles and approximately $26.5 million to goodwill. Pursuant to the requirements of SFAS No. 141 “Business Combinations,” the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

Galaxy Scientific Corporation

In July 2005, the Company completed its acquisition of Galaxy Scientific Corporation, or Galaxy, a privately-held provider of systems engineering, information technology, and tactical communication services and solutions to the federal government. Galaxy specializes in command and control, communications, computers and intelligence (C4I) tactical systems; information assurance; information technology; training systems; engineering support; and safety and security technologies. The Company acquired Galaxy for approximately $98.7 million, net of acquisition costs, from cash on hand. Approximately $12.0 million of the purchase price was allocated to identified intangibles and approximately $73.4 million to goodwill. Pursuant to the requirements of SFAS No. 141, “Business Combinations,” the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Spectrum Solutions Group, Inc.

In November 2005, the Company acquired Spectrum Solutions Group, Inc., or Spectrum, a privately-held provider of enterprise solutions such as Oracle, SAP, PeopleSoft, and Seibel applications and technologies to the federal government. The Company acquired Spectrum for approximately $9.7 million, net of acquisition costs, from cash on hand. Approximately $0.9 million of the purchase price was allocated to identified intangibles and approximately $6.7 million to goodwill. Pursuant to the requirements of SFAS No. 141, “Business Combinations,” the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Mercomms Unlimited, Inc.

In April 2006, the Company acquired Mercomms Unlimited, Inc., or Mercomms, which specializes in advanced maritime and defense communications technologies for the federal government. Mercomms was acquired for approximately $637,000, substantially all of which was assigned to identified intangibles. Pursuant to the requirements of SFAS No. 141, “Business Combinations,” the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005, and 2004

17. Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Revenue	Operating Income	Income Before Taxes	Net Income	Earnings Per Share (a)
					Basic	Diluted
Year Ended June 30, 2006
1st Quarter	$280,695	$22,788	$23,521	$14,390	$0.27	$0.25
2nd Quarter	305,313	24,220	25,257	15,903	0.29	0.28
3rd Quarter	296,098	23,019	23,845	14,783	0.27	0.26
4th Quarter	297,161	26,940	28,576	17,444	0.31	0.30

Year Ended June 30, 2005
1st Quarter	$203,474	$19,770	$20,293	$12,440	$0.24	$0.22
2nd Quarter	211,212	22,269	23,023	14,723	0.28	0.26
3rd Quarter	226,018	22,752	23,722	14,694	0.28	0.26
4th Quarter	241,066	24,319	25,514	15,866	0.29	0.28

(a)	The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computing the weighted-average number of shares in the interim period.

18. Subsequent Event:

On August 14, 2006, i-flex solutions, a leading IT provider to the global financial services industry, announced that it entered into a definitive agreement to acquire Mantas, Inc. for approximately $122.6 million. The transaction is subject to customary conditions, including expiration of the Hart-Scott-Rodino antitrust waiting period. Upon the completion of the sale of Mantas and subsequent release of funds pursuant to the terms of the indemnification escrow agreements, the Company will recognize a total pre-tax gain of approximately $4.4 million.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

Years Ended June 30, 2006, 2005 and 2004

Schedule II—Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended June 30, 2006, 2005, and 2004, was as follows (in thousands):

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2006	$1,159	$75	$49	$429	*	$1,614
2005	1,425	74	380	40	*	1,159
2004	1,378	75	68	40	*	1,425

Allowance for Unbillable Amounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2006	$1,852	$21	$138	$—		$1,735
2005	1,861	51	60	—		1,852
2004	2,175	(150)	224	60	*	1,861

Allowance for Interest on Tax Exposure

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2006	$—	$—	$—	$—		$—
2005	—	—	—	—		—
2004	155	(153)	2	—		—

*	Represents allowances assumed in connection with acquisitions.