Form 10-Q
period 2006-09-30
SRA INTERNATIONAL INC
filed 2006-11-03
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

As of October 27, 2006, there were 41,827,190 shares outstanding of the registrant’s class A common stock and 14,399,828 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2006

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	September 30, 2006	June 30, 2006
Current assets:
Cash and cash equivalents	$222,139	$173,564
Short-term investments	4,912	9,834
Accounts receivable, net	252,861	266,160
Prepaid expenses and other	21,394	23,382
Deferred income taxes, current	3,950	4,839

Total current assets	505,256	477,779

Total property and equipment, net	37,663	37,462

Other assets:
Goodwill	169,334	169,334
Identified intangibles, net	24,880	26,169
Deferred income taxes, noncurrent	4,901	3,462
Deferred compensation trust	8,088	7,768

Total other assets	207,203	206,733

Total assets	$750,122	$721,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	September 30, 2006	June 30, 2006
Current liabilities:
Accounts payable and accrued expenses	$114,003	$115,545
Accrued payroll and employee benefits	67,577	59,463
Billings in excess of revenue recognized	2,629	3,204

Total current liabilities	184,209	178,212

Long-term liabilities:
Other long-term liabilities	11,636	10,465

Total long-term liabilities	11,636	10,465

Total liabilities	195,845	188,677

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 42,427,861 and 42,158,048 shares issued as of September 30, 2006 and June 30, 2006; 41,673,125 and 41,403,312 shares outstanding as of September 30, 2006 and June 30, 2006	170	169
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,459,828 shares issued and outstanding as of September 30, 2006 and June 30, 2006	58	58
Additional paid-in capital	283,375	275,440
Treasury stock, at cost	(6,302)	(6,302)
Deferred stock-based compensation	(2,965)	(888)
Retained earnings	279,941	264,820

Total stockholders’ equity	554,277	533,297

Total liabilities and stockholders’ equity	$750,122	$721,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2006	2005
Revenue	$304,034	$280,695
Operating costs and expenses:
Cost of services	228,059	210,240
Selling, general and administrative	48,404	43,657
Depreciation and amortization	4,740	4,010

Total operating costs and expenses	281,203	257,907

Operating income	22,831	22,788
Interest income, net	1,843	733

Income before taxes	24,674	23,521
Provision for income taxes	9,553	9,131

Net income	$15,121	$14,390

Earnings per share:
Basic	$0.27	$0.27

Diluted	$0.26	$0.25

Weighted-average shares:
Basic	55,981,631	54,263,817

Diluted	57,964,502	57,408,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$15,121	$14,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,740	4,010
Stock-based compensation	3,275	3,080
Deferred income taxes	(550)	(1,889)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	13,389	(37,939)
Prepaid expenses and other	1,988	9,581
Accounts payable and accrued expenses	(1,542)	16,411
Accrued payroll and employee benefits	8,114	5,863
Billings in excess of revenue recognized	(575)	(1,023)
Other	761	(384)

Net cash provided by operating activities	44,721	12,100

Cash flows from investing activities:
Capital expenditures	(3,652)	(2,775)
Sales and maturities of investments	4,922	2,636
Acquisition of Galaxy Scientific Corporation, net of cash acquired	—	(95,645)

Net cash provided by (used in) investing activities	1,270	(95,784)

Cash flows from financing activities:
Issuance of common stock	1,689	4,727
Tax benefits of stock option exercises	895	4,438

Net cash provided by financing activities	2,584	9,165

Net increase (decrease) in cash and cash equivalents	48,575	(74,519)
Cash and cash equivalents, beginning of period	173,564	162,973

Cash and cash equivalents, end of period	$222,139	$88,454

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$7,221	$2,572

Cash received during the period:
Interest	$1,616	$983

Income taxes	$314	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2006 and 2005

1.    Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (SRA or the Company) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what effect, if any, the adoption of SFAS 157 will have on its financial position, results of operations, or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effect, if any, the adoption of FIN 48 will have on its financial position, results of operations, or cash flows.

2.    Nature of Business:

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2006 and 2005

Revenue from contracts with federal government agencies was 99 percent of total revenue for both the three months ended September 30, 2006 and 2005. The United States Agency for International Development

accounted for approximately 10 percent of revenue for the three months ended September 30, 2006. The National Guard, as a client group, accounted for approximately 11 percent of revenue for the three months ended September 30, 2005. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

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

	Three Months Ended September 30,
	2006	2005
Basic weighted-average common shares outstanding	55,981,631	54,263,817
Effect of potential exercise of stock options	1,982,871	3,144,216

Diluted weighted-average common shares outstanding	57,964,502	57,408,033

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,768,708 and 1,386,470 for the three months ended September 30, 2006 and 2005, respectively.

4.    Accounting for Stock-Based Compensation:

Stock-Based Benefit Plans

The Company maintained a key employee incentive plan that was approved by the Company’s stockholders in November 1994. All options granted by the Company from November 1994 until January 2002 were granted under this 1994 plan. Following completion of the Company’s initial public offering of stock, no additional options were granted under this plan. Under the terms of the plan, options to purchase class A common stock or class B common stock were granted by the board of directors to key employees. The option price per share was determined by the board of directors and generally was no less than the fair value of the stock on the date of grant of the option. Prior to becoming publicly traded, the Company retained an independent valuation firm to assist the board of directors in assessing the fair value of the stock. Each option is exercisable within periods and in increments determined by the board of directors.

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Upon adoption, up to 7,058,822 shares of class A common stock were reserved for issuance under the 2002 plan. Pursuant to the terms of the 2002 plan, the number of shares authorized for issuance automatically increases at the beginning of each fiscal year, beginning with the fiscal year ended June 30, 2004. An additional 6,353,463 shares of class A common stock were reserved for issuance pursuant to the automatic increase feature of the 2002 plan through July 1, 2006. The 2002 plan provides for the grant of incentive stock options, non-statutory stock

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2006 and 2005

options, restricted stock, and other stock-based awards. The 2002 plan is administered by the compensation committee of the board of directors, which determines the number of shares covered by options, and the exercise price, vesting period, and duration of option grants. The board of directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

Adoption of SFAS No. 123R

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in financial statements. The Company applied the modified prospective method under which compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award.

As a result of adopting SFAS 123R, the Company recorded $3.2 million and $3.0 million of stock-based compensation expense, or $2.0 million and $1.8 million after-tax, in its statement of operations for the three months ended September 30, 2006 and 2005, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 for the three months ended September 30, 2006 and 2005.

Fair Value Determination

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting this Standard, companies were required to choose among alternative valuation models and amortization assumptions. The Company elected to continue to use both the Black-Scholes-Merton option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The Company has 10-year and 15-year options. The following weighted-average assumptions were used for option grants during the three months ended September 30, 2006 and 2005:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factors used in valuing options granted were 31 percent and 32 percent during the three months ended September 30, 2006 and 2005, respectively.

Expected Term. The expected term was estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted was five years for the three months ended September 30, 2006 and 2005.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The risk-free interest rate used in valuing options granted was 4.9 percent and 4.1 percent during the three months ended September 30, 2006 and 2005, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2006 and 2005

Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.

Stock Compensation Expense

The Company recorded $3.1 million and $3.0 million of stock-based compensation expense related to stock option grants for the three months ended September 30, 2006 and 2005, respectively. The Company also recorded $0.2 million related to restricted stock grants for both the three months ended September 30, 2006 and 2005.

In accordance with SFAS 123R, the Company estimates forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest. As of September 30, 2006, there was $28.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 15 months.

Stock Option Activity

The Company granted stock options to purchase 370,992 and 1,398,470 shares of class A common stock at a weighted-average exercise price of $25.11 and $35.38 per share based on the fair value of class A common stock on the date of grant during the three months ended September 30, 2006 and 2005, respectively. The Black-Scholes-Merton weighted-average per share value of options granted for the three months ended September 30, 2006 and 2005 was $9.19 and $12.56, respectively. Using the Black-Scholes-Merton model, the total expected value of the options granted for the three months ended September 30, 2006 and 2005 was $3.1 million and $16.0 million, respectively. The options vest at the rate of 25 percent per year over four years, beginning on the date of grant and expire ten years from the grant date.

During the three months ended September 30, 2006 and 2005, the Company also granted 94,395 and 4,250 shares of restricted stock at a weighted-average price of $25.11 and $33.56 per share, respectively. These shares vest at the rate of 25 percent per year over four years.

The following table summarizes stock option activity for the three months ended September 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2006	7,666,784	$18.00	$80,365
Options granted	370,992	25.11	—
Options exercised	(166,189)	10.16	2,930
Options cancelled and expired	(223,305)	28.84	572

Shares under option, September 30, 2006	7,648,282	$18.20	$102,594

Options exercisable at September 30, 2006	4,886,288	$13.22	$84,293

Shares reserved for equity awards at September 30, 2006	6,396,865

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2006 and 2005

Information with respect to stock options outstanding and stock options exercisable at September 30, 2006 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 – $ 0.30	268,744	0.6 years	$0.29
$ 2.58 – $ 5.07	1,568,187	6.9	4.07
$10.85 – $16.80	2,067,671	8.8	14.27
$19.39 – $35.40	3,743,680	8.3	27.58

	7,648,282

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 – $ 0.30	268,744	0.6 years	$0.29
$ 2.58 – $ 5.07	1,568,187	6.9	4.07
$10.85 – $16.80	1,766,447	9.0	13.97
$19.39 – $35.40	1,282,910	7.7	26.09

	4,886,288

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP was available to all eligible employees beginning on January 1, 2005. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 100% of the average of the high and low price of the common stock on the last day of each offering period. Employees purchased 12,815 shares for the three months ended September 30, 2006 under the ESPP.

5.    Accounts Receivable:

Accounts receivable, net as of September 30, 2006 and June 30, 2006 consisted of the following (in thousands):

	September 30, 2006	June 30, 2006
Billed and billable, net of allowance of $1,622 as of September 30, 2006 and $1,614 as of June 30, 2006	$226,561	$242,259

Unbilled:
Retainages	4,851	5,347
Revenue recorded in excess of milestone billings on fixed-price contracts	10,930	7,210
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	12,158	13,079
Allowance for unbillable amounts	(1,639)	(1,735)

Total unbilled	26,300	23,901

Total accounts receivable	$252,861	$266,160

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2006 and 2005

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at September 30, 2006 are expected to be billed and collected within one year except for approximately $1.9 million related to a portion of retainages.

The Company may proceed with work based on client direction prior to the receipt of formal contract funding documents. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. Two contracts account for approximately $5.7 million of the unbilled receivables balance related to revenue recorded in excess of contractual authorization as of September 30, 2006. The Company believes, based on communications regarding funding status and past experiences with these clients, it is probable the funding will be received.

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

7.    Subsequent Event:

Gain on Sale of Mantas

On October 2, 2006, i-flex solutions completed its acquisition of Mantas, Inc. The Company’s portion of the net sale proceeds is approximately $4.4 million, including a portion to be held in escrow. The Company will recognize a total pre-tax gain of approximately $3.7 million, or $2.2 million after-tax, in the quarter ended December 31, 2006. The contingent gain attributable to the amount held in escrow will be recognized upon the release of funds pursuant to the terms of the escrow agreement.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2006 and 2005

Acquisition of RABA Technologies

On October 25, 2006, the Company completed its acquisition of all of the outstanding stock of RABA Technologies, LLC (RABA) for approximately $93.8 million in cash. Approximately $14.0 million of the purchase price was deposited in escrow to secure indemnification obligations. RABA is a provider of high-end technical services to the national security and intelligence communities.

[Remainder of page left blank intentionally]

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

OVERVIEW

We are a leading provider of technology and strategic consulting services and solutions to the federal government. We offer a broad range of services that spans the information technology life-cycle: strategic consulting; systems design, development, and integration; and outsourcing and managed services. In addition, to address recurring client needs, we develop business solutions for contingency and disaster response planning, information assurance, business intelligence, privacy protection, enterprise architecture, infrastructure management, and wireless integration. We provide services in three target markets: national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence agencies, and other federal organizations with homeland security missions.

Since our founding in 1978 we have derived substantially all of our revenue from services provided to federal government clients. Although the federal information technology market is currently facing challenges as a result of a shift in expenditures to pay for the war against terrorism and other international conflicts, we believe that the federal government’s spending on information technology will continue to increase over the next several years. According to the Federal IT Market Forecast, FY 2006 - FY 2011 report published by INPUT, an independent federal government market research firm, the contracted portion of federal government spending on information technology is forecasted to grow at an annual rate of 5.0% from $63.3 billion in federal fiscal year 2006 to $80.5 billion in federal fiscal year 2011.

We work with the federal government under three primary contract types: cost-plus-fee, time-and-materials, and fixed-price contracts. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Time-and-materials and fixed-price contracts typically generate higher profit margins reflecting their generally higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements. Typically under fixed-price contracts, as compared with cost-plus-contracts, the customer can save money and we can earn better margins, given the more specific delivery requirements of these structures.

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the contractual effort, and may include third-party hardware and software that we purchase and integrate for customers as part of the solutions that we provide. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. It has become increasingly difficult to hire and retain qualified individuals with appropriate security clearances. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win. The level of hardware and software purchases we make for customers may vary from period to period depending on specific contract and customer requirements.

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

We have been able to build and effectively use what we refer to as a central services model. This central services model employs the use of central services for marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services. This central services model allows us to reduce selling, general and administrative expenses as a percentage of revenue as revenue grows organically and through selective acquisitions, thereby contributing to growth in operating income.

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements, which have been approximately 2.0% or less of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

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

Challenges for fiscal 2007

As described in our risk factors, we face several challenges in the current business environment that could make our substantial growth objectives for fiscal 2007 more difficult to achieve. First, the Department of Defense continues to divert funding away from certain information technology initiatives to support the war against terrorism and the reconstruction of Iraq. The resulting budget tightness is likely to slow short-term industry growth. We considered this factor when planning fiscal 2007. To achieve our growth goals, it is critical that we capture market share in the second and third quarters of fiscal 2007. Additionally, we must add significant numbers of highly qualified individuals who have advanced information technology and technical services skills and who work well with our clients in a government environment. These individuals are in great demand and are likely to remain a limited resource for the foreseeable future. It is becoming more difficult to hire and retain these employees, especially those with security clearances. In the first quarter of 2007, we were not able to increase our workforce to the extent we had planned. As this is critical for our growth, we are investing more in recruiting and employee development to increase hiring and improve retention.

SELECTED KEY METRICS EVALUATED BY MANAGEMENT

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total year-over-year revenue growth rate was 8.3% for the three months ended September 30, 2006. Our organic revenue growth rate was 6.5% for the three months ended September 30, 2006, driven by building-out existing accounts, broadening our client base, and leveraging our research and development into high value services.

A part of our growth strategy includes pursuing acquisitions. Through fiscal year 2006 we completed the following acquisitions:

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

In October 2006, we acquired RABA, a provider of high-end technical services to the national security and intelligence communities.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	September 30, 2006	June 30, 2006
	(in millions)
Backlog:
Funded	$654.9	$512.8
Unfunded	2,991.2	2,748.8

Total backlog	$3,646.1	$3,261.6

Our total backlog of $3.6 billion as of September 30, 2006 represented an 11.8% increase over the June 30, 2006 backlog. We currently expect to recognize revenue during the remaining three quarters of fiscal 2007 from approximately 19% of our total backlog as of September 30, 2006.

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2016.

Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of the backlog as of September 30, 2006 from which we expect to recognize revenue in the last three quarters of fiscal 2007 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. Finally, the amount of revenue we expect to realize under a particular engagement included in backlog may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early.

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

	Three Months Ended September 30,
	2006	2005
Cost-plus-fee	46%	44%
Time-and-materials	40	40
Fixed-price	14	16

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we try to pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 7.5% and 8.1% for the three months ended September 30, 2006 and 2005, respectively. The decrease in operating margin for the three months ended September 30, 2006 is primarily due to one-time costs incurred to consolidate several of our offices into a new centrally-located facility in Virginia. Operating margin was also lower given the increase in third-party material purchases, which typically generate lower profit.

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them on direct-billable jobs is critical to our success. The market for highly qualified personnel with security clearances remains very tight. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. The following table represents our headcount and our direct labor utilization:

	Three Months Ended September 30, 2006	Year Ended June 30, 2006
Headcount	4,989	4,975
Direct labor utilization	78.5%	78.5%

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Accounts receivable represents the most significant asset we report on our balance sheet. For the three months ended September 30, 2006, we reported DSO of 76 days, a decrease from 81 days for the three months ended June 30, 2006. The decrease in DSO was due primarily to internal process initiatives implemented to improve our invoicing and collection of accounts receivable.

[Remainder of page left blank intentionally]

RESULTS OF OPERATIONS

The following tables detail our condensed consolidated statements of operations, the period-over-period rate of change in each of the line items and express these items as a percentage of revenue, for the periods indicated.

	Three Months Ended September 30,
	2006	2005	% Change
	(unaudited, in thousands)
Revenue	$304,034	$280,695	8.3%
Operating costs and expenses:
Cost of services	228,059	210,240	8.5
Selling, general and administrative	48,404	43,657	10.9
Depreciation and amortization	4,740	4,010	18.2

Total operating costs and expenses	281,203	257,907	9.0

Operating income	22,831	22,788	0.2
Interest income, net	1,843	733	151.4

Income before taxes	24,674	23,521	4.9
Provision for income taxes	9,553	9,131	4.6

Net income	$15,121	$14,390	5.1

	(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	75.0	74.9
Selling, general and administrative	15.9	15.6
Depreciation and amortization	1.6	1.4

Total operating costs and expenses	92.5	91.9

Operating income	7.5	8.1
Interest income, net	0.6	0.3

Income before taxes	8.1	8.4
Provision for income taxes	3.1	3.3

Net income	5.0%	5.1%

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenue

For the three months ended September 30, 2006, our revenue increased 8.3% to $304.0 million, from $280.7 million for the three months ended September 30, 2005. Organic revenue growth was 6.5% for the period and has been driven in part by several large contracts. Our Federal Deposit Insurance Corporation, or FDIC, contract and our United States Agency for International Development, or USAID, contract were significant drivers of our revenue growth, generating approximately $9.2 million in additional revenue during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Cost of Services

For the three months ended September 30, 2006, cost of services increased 8.5% to $228.1 million, from $210.2 million for the three months ended September 30, 2005. This increase in cost of services was due primarily to the increased volume of services provided under the FDIC and USAID contracts. As a percentage of revenue, cost of services increased slightly to 75.0% in the three months ended September 30, 2006, from 74.9% in the three months ended September 30, 2005.

Selling, General and Administrative Expenses

For the three months ended September 30, 2006, selling, general and administrative expenses increased 10.9% to $48.4 million, from $43.7 million for the three months ended September 30, 2005. As a percentage of revenue, selling, general and administrative expenses increased to 15.9% for the three months ended September 30, 2006, from 15.6% for the three months ended September 30, 2005. This increase as a percentage of revenue resulted primarily from one-time costs incurred to consolidate several of our offices into a new centrally-located facility in Virginia.

Depreciation and Amortization

For the three months ended September 30, 2006, depreciation and amortization increased 18.2% to $4.7 million, from $4.0 million for the three months ended September 30, 2005. The increase in depreciation expense reflects the capital expenditures made associated with our new facility in Virginia. As a percentage of revenue, depreciation and amortization increased to 1.6% for the three months ended September 30, 2006, from 1.4% for the three months ended September 30, 2005.

Interest Income

For the three months ended September 30, 2006, interest income increased to $1.8 million, from $0.7 million for the three months ended September 30, 2005. This increase was due to a general rise in interest rates and higher average cash and cash equivalents and investment balances.

Income Taxes

For the three months ended September 30, 2006, our effective income tax rate decreased to 38.7%, from 38.8% for the three months ended September 30, 2005. This decrease was due primarily to an increased proportion of interest income earned from tax-advantaged municipal bond investments during the quarter. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

SEASONALITY

We generally experience a decline in operating margin during the quarter ending September 30 due to lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity.

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

Net cash provided by operating activities was $44.7 million for the three months ended September 30, 2006 compared to $12.1 million for the three months ended September 30, 2005, or 3.0 and 0.8 times net income for the same periods. The higher cash provided by operating activities was driven primarily by the decrease in accounts receivable. The decrease in accounts receivable was primarily the result of internal process initiatives implemented to improve our invoicing and collection of accounts receivable.

Net cash provided by investing activities was $1.3 million in the three months ended September 30, 2006, compared to net cash used of $95.8 million in the three months ended September 30, 2005. The cash used for investing activities in the three months ended September 30, 2005 was primarily the result of our acquisition of Galaxy in July 2005.

Net cash provided by financing activities was $2.6 million in the three months ended September 30, 2006, compared to $9.2 million in the three months ended September 30, 2005. The decrease was due to lower stock option exercises. On a periodic basis, our employees exercise stock options resulting in the issuance of common stock.

Credit Facility and Borrowing Capacity

Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of seven acquisitions, with cash generated from our operations. We do not maintain a commercial credit facility as we expect our cash and cash equivalents and investments, together with cash flow generated from operations, to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Based on our profitability and the cash flow generated from our operating activities, we believe we have significant borrowing capacity. We maintain relationships with a number of banks who have communicated a willingness to extend credit to us on reasonable terms if the need for credit arises. In particular, it is likely that we would be required to borrow in the event of a large acquisition or a series of smaller acquisitions in a relatively short period of time.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2006 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at September 30, 2006.

	Payments due by period
Contractual obligations:	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$182,239	$27,727	$48,170	$37,634	$68,708

Total contractual obligations	$182,239	$27,727	$48,170	$37,634	$68,708

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

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract performance review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price contracts pursuant to which a client pays us a specified amount to provide only a particular service for a stated time period, a so-called fee-for-service arrangement, is generally recognized ratably over the contract period, assuming all other criteria for revenue recognition are met. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of our contracts where we act as an agent to the transaction are excluded from our revenue and cost of services, except to the extent of any fee or profit earned.

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

We maintain reserves for doubtful accounts receivable that may arise in the normal course of business. Historically, we have not had significant write-offs of doubtful accounts receivable related to work we perform for the federal government. However, we do perform work on contracts and task orders where, on occasion, issues arise that lead to accounts receivable not being collected.

Contract Cost Accounting

As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract, and other non-labor costs incurred in support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations. These costs typically include our selling, general and administrative expenses, fringe benefit expenses, and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs, and the amortization of identified intangible assets, among others. As we acquire and integrate new companies, we try to manage our indirect costs by realizing opportunities for cost synergies and integrating the indirect support function of acquired companies into our own.

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

Backlog

We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award indefinite delivery, indefinite quantity, or ID/IQ, contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, government-wide acquisition contracts, or GWACs, or General Services Administration, or GSA, schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contracts are won.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our quarterly organic growth rate of 6.5% as follows:

	Quarter Ended September 30,
	2006	2005	% Increase
Revenue, as reported	$304,034	$280,695	8.3%
Plus: Revenue from acquired companies for the comparable prior year period	—	4,713

Organic Revenue	$304,034	$285,408	6.5%

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what effect, if any, the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating what effect, if any, the adoption of FIN 48 will have on our financial position, results of operations, or cash flows.

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

As of September 30, 2006 and June 30, 2006, the carrying value of financial instruments approximated fair value. These investments consist of corporate and municipal bonds with maturities of 4 months or less that are classified as held-to-maturity.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Remainder of page left blank intentionally]

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

Revenue from contracts with U.S. federal government agencies accounted for 99% of our revenue for all periods presented herein. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 48%, 49%, and 53%, of our revenue for the three months ended September 30, 2006, fiscal 2006, and fiscal 2005, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular would cause serious harm to our business.

Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our senior management with client personnel. The loss of any member of our senior management could impair our ability to identify and secure new contracts and to maintain good client relations. Additionally, to the extent that our performance does not meet client expectations, or our reputation with one or more key clients is impaired, our revenue and operating results could be materially harmed.

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

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under three GWACs and more than 35 agency-specific indefinite delivery/indefinite quantity, or ID/IQ, contracts. For the three months ended September 30, 2006, fiscal 2006, and fiscal 2005, revenue from GSA schedule contracts, GWACs, and other ID/IQ contracts accounted for approximately 78%, 76%, and 77%, respectively, of our revenue from federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

The GSA intends to combine two of its large GWACs, Millennia and ANSWER, and other specialized contracts under a new Alliant contract to be competitively awarded. We expect the GSA to award the new Alliant contract in 2007. If we do not win a position as a prime contractor on the new Alliant contract, we could lose revenue and our operating results could suffer.

The Department of Defense has issued guidance providing that procurements of services that are not performance-based or that are to be procured using a contract vehicle outside of the Department of Defense must be approved in advance. This could result in the Department of Defense limiting its future use of GWACs and GSA schedule contracts. Initiatives taken by the Department of Defense or other government agencies and departments, or the impact of the ongoing reorganization by the GSA, could cause services we provide on existing contracts to migrate to contract vehicles on which we are not a prime contractor. Should this occur, our ability to compete for business from these organizations in the future may be harmed.

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

For each of the past several years we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 30%, 30%, and 32% of our revenue for the three months ended September 30, 2006, fiscal 2006, and fiscal 2005, respectively.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 30%, 30%, and 32% of our revenue for the three months ended September 30, 2006, fiscal 2006, and fiscal 2005, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the three months ended September 30, 2006, we derived 46%, 40%, and 14% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

One of our strategies is to augment our organic growth through acquisitions. We have completed eight acquisitions of complementary companies that provide services in one of our three target markets. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. Additionally, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and we may not be able to successfully integrate the companies we acquire. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence. Any costs, liabilities, or disruptions associated with future acquisitions could harm our operating results. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to key employees of acquired companies, which could reduce our future revenue.

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

As of September 30, 2006 we had approximately 200 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to six months. Our standard practice in the absence of a significant call-up is to provide for up to two weeks of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Risks Related To Our Industry

A reduction in the U.S. defense budget or the diversion of funding from IT services and solutions to support the war against terrorism or the reconstruction of Iraq could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 48%, 49%, and 53% of our revenue for the three months ended September 30, 2006, fiscal 2006, and fiscal 2005, respectively. A decline in overall U.S. military expenditures, or in the portion of those expenditures allocated to information technology services and solutions, could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism, the reconstruction of Iraq, or natural disaster recovery could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 51%, 50%, and 46% of our revenue for the three months ended September 30, 2006, fiscal 2006, and fiscal 2005, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies, or in the portion of those expenditures allocated to information technology services and solutions, could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, natural disaster recovery, or other international conflicts.

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

As of October 27, 2006, Ernst Volgenau, our chairman, beneficially owned 274,316 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 65.0% of the combined voting power of our outstanding common stock. As of October 27, 2006, our executive officers and directors as a group beneficially owned an aggregate of 2,279,674 shares of class A common stock and 14,399,828 shares of class B common stock, which represented approximately 78.1% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, a current director and the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 1st day of November, 2006.

SRA INTERNATIONAL, INC.

By:	/s/ RENATO A. DIPENTIMA
Renato A. DiPentima, President and Chief Executive Officer (Principal Executive Officer)

SRA INTERNATIONAL, INC.

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes, Executive Vice President, Chief Financial Officer and Chief of Finance and Administration (Principal Financial and Accounting Officer)