Form 10-Q
period 2006-12-31
SRA INTERNATIONAL INC
filed 2007-02-02
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

As of January 26, 2007, there were 42,250,553 shares outstanding of the registrant’s class A common stock and 14,199,828 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND SIX MONTHS ENDED DECEMBER 31, 2006

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	December 31, 2006	June 30, 2006
Current assets:
Cash and cash equivalents	$130,499	$173,564
Short-term investments	70	9,834
Accounts receivable, net	291,392	266,160
Prepaid expenses and other	38,314	23,382
Deferred income taxes, current	1,984	4,839

Total current assets	462,259	477,779

Total property and equipment, net	37,493	37,462

Other assets:
Goodwill	248,762	169,334
Identified intangibles, net	34,657	26,169
Deferred income taxes, noncurrent	5,778	3,462
Deferred compensation trust	8,103	7,768

Total other assets	297,300	206,733

Total assets	$797,052	$721,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	December 31, 2006	June 30, 2006
Current liabilities:
Accounts payable and accrued expenses	$124,980	$115,545
Accrued payroll and employee benefits	77,072	59,463
Billings in excess of revenue recognized	3,010	3,204

Total current liabilities	205,062	178,212

Long-term liabilities:
Other long-term liabilities	11,928	10,465

Total long-term liabilities	11,928	10,465

Total liabilities	216,990	188,677

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 42,752,046 and 42,158,048 shares issued as of December 31, 2006 and June 30, 2006; 41,995,798 and 41,403,312 shares outstanding as of December 31, 2006 and June 30, 2006	171	169
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,399,828 and 14,459,828 shares issued and outstanding as of December 31, 2006 and June 30, 2006	58	58
Additional paid-in capital	289,555	274,552
Treasury stock, at cost	(6,346)	(6,302)
Retained earnings	296,624	264,820

Total stockholders’ equity	580,062	533,297

Total liabilities and stockholders’ equity	$797,052	$721,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue	$321,045	$305,313	$625,079	$586,008
Operating costs and expenses:
Cost of services	244,742	231,004	472,801	441,244
Selling, general and administrative	48,929	45,446	97,333	89,103
Depreciation and amortization	5,310	4,643	10,050	8,653

Total operating costs and expenses	298,981	281,093	580,184	539,000

Operating income	22,064	24,220	44,895	47,008
Interest income, net	1,471	1,037	3,314	1,770
Gain on sale of Mantas, Inc.	3,674	—	3,674	—

Income before taxes	27,209	25,257	51,883	48,778
Provision for income taxes	10,526	9,354	20,079	18,485

Net income	$16,683	$15,903	$31,804	$30,293

Earnings per share:
Basic	$0.30	$0.29	$0.57	$0.56

Diluted	$0.29	$0.28	$0.55	$0.53

Weighted-average shares:
Basic	56,221,091	54,809,608	56,101,361	54,536,713

Diluted	58,436,359	57,525,356	58,200,431	57,466,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$31,804	$30,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,050	8,653
Stock-based compensation	5,923	6,488
Deferred income taxes	539	(2,333)
Gain on sale of Mantas, Inc.	(3,674)	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(13,462)	(68,194)
Prepaid expenses and other	(14,696)	(4,108)
Accounts payable and accrued expenses	5,092	33,026
Accrued payroll and employee benefits	12,746	12,873
Billings in excess of revenue recognized	(194)	1,084
Other	670	(575)

Net cash provided by operating activities	34,798	17,207

Cash flows from investing activities:
Capital expenditures	(6,102)	(4,960)
Sales and maturities of investments	9,764	13,072
Acquisition of Galaxy Scientific Corporation, net of cash acquired	—	(95,645)
Acquisition of Spectrum Solutions Group, net of cash acquired	—	(8,802)
Acquisition of RABA Technologies, net of cash acquired	(94,237)	—
Proceeds from sale of Mantas, Inc.	3,674	—

Net cash used in investing activities	(86,901)	(96,335)

Cash flows from financing activities:
Issuance of common stock	5,976	6,401
Tax benefits of stock option exercises	3,106	7,078
Reissuance of treasury stock	—	2,266
Purchase of treasury stock	(44)	—

Net cash provided by financing activities	9,038	15,745

Net decrease in cash and cash equivalents	(43,065)	(63,383)
Cash and cash equivalents, beginning of period	173,564	162,973

Cash and cash equivalents, end of period	$130,499	$99,590

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$26,659	$17,596

Cash received during the period:
Interest	$3,297	$1,927

Income taxes	$370	$53

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Six Months Ended December 31, 2006 and 2005

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2006.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

2.    Nature of Business:

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government, and health care and public health. Since SRA’s founding in 1978, the Company has

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2006 and 2005

derived substantially all of its revenue from services provided to federal government clients. SRA expects that services provided to federal government clients will continue to account for substantially all of its revenue for the foreseeable future.

Revenue from contracts with federal government agencies was 99 percent of total revenue for all periods presented herein. The National Guard, as a client group, accounted for approximately 11 percent of revenue for both the three and six months ended December 31, 2005. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

3.    Earnings Per Share:

The Company calculates basic and diluted earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing reported net income by the basic weighted-average number of common shares outstanding. Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted-average common equivalent shares with respect to the Company’s EPS calculation is due to the effect of potential future exercises of stock options and vesting of restricted stock shares.

The Company currently has outstanding shares of class A and class B common stock. Our class A and class B common stock have equal dividend and liquidation rights. The only difference between the two classes is that holders of our class A common stock are entitled to one vote per share and holders of our class B common stock are entitled to ten votes per share. Each share of class B common stock is convertible at any time at the option of the holder into one share of class A common stock.

Basic and diluted EPS have been calculated using the if-converted method for class A common stock and the two-class method for class B common stock pursuant to SFAS 128. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the weighted-average of dividends declared, outstanding shares per class and participation rights in undistributed earnings. The computation of EPS by applying the two-class method does not yield a different result than that provided under the if-converted method.

Undistributed earnings are calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$16,683	$15,903	$31,804	$30,293
Less: dividends	—	—	—	—

Undistributed earnings	$16,683	$15,903	$31,804	$30,293

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2006 and 2005

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	41,811	14,410	39,971	14,838	41,666	14,435	39,478	15,059
Assumed conversion of class B shares	14,410	—	14,838	—	14,435	—	15,059	—
Effect of potential exercise or vesting of stock-based awards	2,215	—	2,716	—	2,099	—	2,930	—

Diluted weighted-average common shares outstanding	58,436	14,410	57,525	14,838	58,200	14,435	57,467	15,059

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted weighted-average common shares outstanding, because to do so would have been antidilutive, were 1,729,507 and 1,499,650 for the three months ended December 31, 2006 and 2005, respectively and 1,630,933 and 1,443,060 for the six months ended December 31, 2006 and 2005, respectively.

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	41,811	14,410	39,971	14,838	41,666	14,435	39,478	15,059
Divided by: Total weighted-average shares outstanding (class A and class B)	56,221	56,221	54,809	54,809	56,101	56,101	54,537	54,537
Multiplied by: Undistributed earnings	$16,683	$16,683	$15,903	$15,903	$31,804	$31,804	$30,293	$30,293

Subtotal	$12,407	$4,276	$11,598	$4,305	$23,621	$8,183	$21,928	$8,365
Divided by: Weighted-average shares outstanding	41,811	14,410	39,971	14,838	41,666	14,435	39,478	15,059

Earnings per share	$0.30	$0.30	$0.29	$0.29	$0.57	$0.57	$0.56	$0.56

Diluted
Weighted-average shares outstanding	58,436	14,410	57,525	14,838	58,200	14,435	57,467	15,059
Divided by: Total weighted-average shares outstanding (class A and class B)	58,436	58,436	57,525	57,525	58,200	58,200	57,467	57,467
Multiplied by: Undistributed earnings	$16,683	$16,683	$15,903	$15,903	$31,804	$31,804	$30,293	$30,293

Subtotal	$16,683	$4,114	$15,903	$4,102	$31,804	$7,888	$30,293	$7,938
Divided by: Weighted-average shares outstanding	58,436	14,410	57,525	14,838	58,200	14,435	57,467	15,059

Earnings per share	$0.29	$0.29	$0.28	$0.28	$0.55	$0.55	$0.53	$0.53

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2006 and 2005

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

Adoption of SFAS No. 123R

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in financial statements. The Company applied the modified prospective method under which compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

As a result of adopting SFAS No. 123R, the Company recorded $2.6 million and $3.4 million of stock-based compensation expense in its statement of operations for the three months ended December 31, 2006 and 2005, respectively, and $5.9 million and $6.5 million of stock-based compensation for the six months ended December 31, 2006 and 2005, respectively. This stock-based compensation expense reduced basic and diluted earnings per share by $0.03 and $0.04, for the three months ended December 31, 2006 and 2005, respectively and $0.06 and $0.07 for the six months ended December 31, 2006 and 2005, respectively.

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

Three Months and Six Months Ended December 31, 2006 and 2005

reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The Company has 10-year and 15-year options. The following weighted-average assumptions were used for option grants during the six months ended December 31, 2006 and 2005:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted was 31 percent for the six months ended December 31, 2006 and 32 percent for the six months ended December 31, 2005.

Expected Term. The expected term was estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted was five years for both the six months ended December 31, 2006 and 2005.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The weighted-average risk-free interest rate used in valuing options granted was 4.8 percent and 4.2 percent during the six months ended December 31, 2006 and 2005, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model calls for single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.

Stock Compensation Expense

In accordance with SFAS No. 123R, the Company estimates forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover.

The Company recorded $2.6 million and $3.4 million of stock-based compensation expense for the three months ended December 31, 2006 and 2005, respectively, and $5.9 million and $6.5 million for the six months ended December 31, 2006 and 2005, respectively. The lower stock-based compensation expense reflects an adjustment to account for the forfeiture of certain share-based awards by a member of senior management, resulting from his departure from the Company.

As of December 31, 2006, there was $26.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 14 months.

Stock Option Activity

The Company granted stock options to purchase 410,802 and 1,554,510 shares of class A common stock at a weighted-average exercise price of $25.42 and $34.75 per share based on the fair value of class A common stock on the date of grant during the six months ended December 31, 2006 and 2005, respectively. The Black-Scholes-

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2006 and 2005

Merton weighted-average value per share of options granted was $9.30 and $12.28 per share during the six months ended December 31, 2006 and 2005, respectively. Using the Black-Scholes-Merton model, the total expected value of the options granted for the six months ended December 31, 2006 and 2005 was $3.5 million and $17.4 million, respectively. The options vest at the rate of 25 percent per year over four years, beginning on the date of grant, and expire ten years from the grant date.

The following table summarizes stock option activity for the six months ended December 31, 2006:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2006	7,666,784	$18.00	$80,365
Options granted	410,802	25.42	—
Options exercised	(538,084)	9.91	10,264
Options cancelled and expired	(333,872)	29.06	898

Shares under option, December 31, 2006	7,205,630	$18.52	$71,859

Options exercisable at December 31, 2006	4,500,557	$13.41	$63,427

Shares reserved for equity awards at December 31, 2006	6,415,629

The aggregate intrinsic value calculated in the above table excludes the effect of antidilutive shares.

Information with respect to stock options outstanding and stock options exercisable at December 31, 2006 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 - $ 0.30	268,544	0.4 years	$0.29
$ 2.58 - $ 5.07	1,398,889	7.0	4.06
$10.85 - $16.80	1,887,575	8.8	14.35
$19.39 - $35.40	3,650,622	8.2	27.56

	7,205,630

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.20 - $ 0.30	268,544	0.4 years	$0.29
$ 2.58 - $ 5.07	1,398,889	7.0	4.06
$10.85 - $16.80	1,595,259	9.1	14.03
$19.39 - $35.40	1,237,865	7.8	26.03

	4,500,557

During the six months ended December 31, 2006 and 2005, the Company also granted 150,037 and 29,250 shares of restricted stock at a weighted-average exercise price of $26.29 and $29.70 per share, respectively. These shares vest at the rate of 25 percent per year over four years.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2006 and 2005

The following table summarizes restricted stock activity for the six months ended December 31, 2006:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2006	44,450	$27.75
Restricted shares granted	150,037	26.29
Restricted shares vested	(7,314)	29.71
Restricted shares forfeited	(7,235)	25.85

Nonvested restricted shares at December 31, 2006	179,938	$26.53

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP was available to all eligible employees beginning on January 1, 2005. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 100% of the average of the high and low price of the common stock on the last day of each offering period. Under the ESPP, employees purchased 10,735 shares and 23,550 shares for the three and six months ended December 31, 2006, respectively.

5.    Accounts Receivable:

Accounts receivable, net as of December 31, 2006 and June 30, 2006, consisted of the following (in thousands):

	December 31, 2006	June 30, 2006
Billed and billable, net of allowance of $1,754 as of December 31, 2006 and $1,614 of June 30, 2006	$264,784	$242,259

Unbilled:
Retainages	4,466	5,347
Revenue recorded in excess of milestone billings on fixed-price contracts	10,296	7,210
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	13,543	13,079
Allowance for unbillable amounts	(1,697)	(1,735)

Total unbilled	26,608	23,901

Total accounts receivable	$291,392	$266,160

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at December 31, 2006 are expected to be billed and collected within one year except for approximately $1.9 million related to a portion of retainages.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2006 and 2005

The Company may proceed with work based on client direction prior to the receipt of formal contract funding documents. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. Two contracts account for approximately $5.7 million of the unbilled receivables balance related to revenue recorded in excess of contractual authorization as of December 31, 2006. The Company believes, based on communications regarding funding status and past experiences with these clients, it is probable the funding will be received.

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

7.    Acquisition of RABA Technologies, LLC:

In October 2006, the Company completed its acquisition of RABA Technologies, LLC, or RABA, a provider of high-end technical services to the national security and intelligence communities. RABA’s services include software development, systems integration and operational support. The Company acquired RABA for approximately $95.3 million, net of acquisition costs, from cash on hand. Approximately $11.4 million of the purchase price was allocated to identified intangibles and approximately $79.4 million to goodwill. The identified intangibles will be amortized over their estimated useful lives. The purchase price allocation involves management judgments and estimates which may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date.

If certain milestones are met, an additional purchase price payment of up to $5.0 million will be paid to the former stockholders of RABA. If paid, this contingent payment will result in additional goodwill in fiscal year 2009.

Pursuant to the requirements of SFAS No. 141 “Business Combinations,” the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2006 and 2005

8.    Gain on Sale of Mantas, Inc.:

In October 2006, i-flex solutions completed its acquisition of Mantas, Inc. The Company’s portion of the net sale proceeds was approximately $4.4 million, including a portion to be held in escrow. The Company recognized a total pre-tax gain of approximately $3.7 million in the three months ended December 31, 2006. The remaining amount held in escrow will be recognized as a gain upon the release of funds pursuant to the terms of the escrow agreement.

9.    Subsequent Event:

In November 2005, the Company acquired Spectrum Solutions Group, Inc., or Spectrum. The Company made initial payments to Spectrum of approximately $9.7 million at closing. The Company agreed to make additional purchase price payments contingent upon the achievement of certain milestones by Spectrum. In January 2007, the Company paid former stockholders of Spectrum $8.0 million in additional purchase price. This additional payment will result in an $8.0 million addition to goodwill on the balance sheet as of March 31, 2007. A final additional purchase price payment, if certain milestones are met, will be paid to the former stockholders of Spectrum in the quarter ending September 30, 2008.

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

In the near term, we face several challenges in the current business environment that have made our substantial growth objectives difficult to achieve. First, the Department of Defense continues to divert funding away from certain information technology initiatives to support the war against terrorism and the reconstruction of Iraq. Second, all civil agencies are operating under a continuing resolution limiting their spending to the government’s fiscal 2006 level. The new Congressional leadership announced its intention to extend the continuing resolution through the end of the government’s fiscal year ending September 30, 2007. The resulting budget tightness has slowed industry growth. As growth has slowed in these areas of our market, we have also experienced heightened pricing pressure on new business opportunities. Intense competition, combined with the shortage of experienced contracting staff among government agencies, has increased the frequency of contract protests, which has in turn caused delays in many new awards. Additionally, it is difficult to hire and retain highly qualified individuals who have advanced technology and technical services skills and who work well with our clients in a government environment, especially those with security clearances. These individuals are in great demand and are likely to remain a limited resource for the foreseeable future. In the first six months of fiscal 2007, we were not able to increase our workforce to the extent we had planned and we experienced continued delays in the adjudication of many pending awards.

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

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the contractual effort, and may include third-party hardware and software that we purchase and integrate for customers as part of the solutions that we provide. Thus, once we win new business, the key to earning the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win. The level of hardware and software purchases we make for customers may vary from period to period depending on specific contract and customer requirements.

Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; third-party materials, such as hardware and software that we purchase for customer solutions; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor with the potential for more third-party hardware and software purchases. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase earnings, broaden our revenue base, and have a favorable return on invested capital.

We have been able to build and effectively use what we refer to as a central services model. This central services model employs the use of central services for marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services. This central services model allows us to keep selling, general and administrative expenses low as a percentage of revenue as revenue grows organically and through selective acquisitions, thereby contributing to growth in operating income.

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

Revenue Growth

Our organic growth has been augmented by selective strategic acquisitions. Our total year-over-year revenue growth rate was 5.2% for the three months and 6.7% for the six months ended December 31, 2006.

A part of our growth strategy includes pursuing acquisitions. Through the second quarter of fiscal year 2007 we completed the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
The Marasco Newton Group, Ltd.	Environment	January 4, 2002	$16.2
Adroit Systems, Inc.	Command and Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR)	January 31, 2003	38.3
ORION Scientific Systems	Counterterrorism	January 30, 2004	34.7
Touchstone Consulting Group, Inc.	Strategic Consulting	April 21, 2005	37.0
Galaxy Scientific Corporation	Command and Control, Communications, Computers, Intelligence (C4I)	July 1, 2005	98.7
Spectrum Solutions Group, Inc.	Enterprise Resource Planning	November 2, 2005	9.7
Mercomms Unlimited, Inc.	Maritime and Defense Communications	April 10, 2006	0.6
RABA Technologies, LLC.	Intelligence	October 25, 2006	95.3

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	December 31, 2006	June 30, 2006
	(in millions)
Backlog:
Funded	$579.9	$512.8
Unfunded	3,148.2	2,748.8

Total backlog	$3,728.1	$3,261.6

Our total backlog of $3.7 billion as of December 31, 2006 represented a 14.3% increase over the June 30, 2006 backlog. We currently expect to recognize revenue during the remaining two quarters of fiscal 2007 from approximately 14% of our total backlog as of December 31, 2006.

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2016.

Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of the backlog as of December 31, 2006 from which we expect to recognize revenue in the last two quarters of fiscal 2007 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. Finally, the amount of revenue we expect to realize under a particular engagement included in backlog may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Cost-plus-fee	46%	48%	46%	46%
Time-and-materials	39	38	40	39
Fixed-price	15	14	14	15

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we try to pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 7.2% and 8.0% for the six months ended December 31, 2006 and 2005, respectively. The decrease in operating margin for the six months ended December 31, 2006 is primarily due to increased selling, general and administrative spending without the benefit of increased labor services revenue. Additionally, we generated more revenue from third-party material purchases made for customers under contracts in the six months ended December 31, 2006, which reduced the overall operating margin.

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

	Three Months Ended December 31, 2006	Year Ended June 30, 2006
Headcount	5,203	4,975
Direct labor utilization	78.6%	78.5%

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Accounts receivable represents the most significant asset we report on our balance sheet. For the three months ended December 31, 2006, we reported DSO of 76 days, no change from DSO for the three months ended September 30, 2006. We have a number of internal process initiatives underway that we believe will enable us to improve our invoicing and collection of accounts receivable.

[Remainder of page left blank intentionally.]

RESULTS OF OPERATIONS

The following tables detail our condensed consolidated statements of operations and the period-over-period rate of change in each of the line items and express these items as a percentage of revenue, for the periods indicated.

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue	$321,045	$305,313	5.2%	$625,079	$586,008	6.7%
Operating costs and expenses:
Cost of services	244,742	231,004	5.9	472,801	441,244	7.2
Selling, general and administrative	48,929	45,446	7.7	97,333	89,103	9.2
Depreciation and amortization	5,310	4,643	14.4	10,050	8,653	16.1

Total operating costs and expenses	298,981	281,093	6.4	580,184	539,000	7.6

Operating income	22,064	24,220	(8.9)	44,895	47,008	(4.5)
Interest income, net	1,471	1,037	41.9	3,314	1,770	87.2
Gain on sale of Mantas, Inc.	3,674	—	100.0	3,674	—	100.0

Income before taxes	27,209	25,257	7.7	51,883	48,778	6.4
Provision for income taxes	10,526	9,354	12.5	20,079	18,485	8.6

Net income	$16,683	$15,903	4.9%	$31,804	$30,293	5.0%

	(unaudited, as a percentage of revenue)			(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	76.2	75.7		75.6	75.3
Selling, general and administrative	15.2	14.9		15.6	15.2
Depreciation and amortization	1.7	1.5		1.6	1.5

Total operating costs and expenses	93.1	92.1		92.8	92.0

Operating income	6.9	7.9		7.2	8.0
Interest income, net	0.5	0.4		0.5	0.3
Gain on sale of Mantas, Inc.	1.1	—		0.6	—

Income before taxes	8.5	8.3		8.3	8.3
Provision for income taxes	3.3	3.1		3.2	3.1

Net income	5.2%	5.2%		5.1%	5.2%

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

Revenue

For the three months ended December 31, 2006, our revenue increased 5.2% to $321.0 million, from $305.3 million for the three months ended December 31, 2005. Our Federal Deposit Insurance Corporation, or FDIC, contract was a significant driver of our revenue growth, generating approximately $11.9 million in additional revenue during the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The remainder of our revenue growth was mostly attributable to our October 2006 acquisition of RABA.

Cost of Services

For the three months ended December 31, 2006, cost of services increased 5.9% to $244.7 million, from $231.0 million for the three months ended December 31, 2005. This increase in cost of services was due primarily to the increased volume of materials purchased under the FDIC contract and the volume of services attributable to RABA’s existing contracts. As a percentage of revenue, cost of services increased to 76.2% in the three months ended December 31, 2006, from 75.7% in the three months ended December 31, 2005. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue. While this higher direct material content can drive our operating margin down, it should have a positive impact on our earnings and return on invested capital.

Selling, General and Administrative Expenses

For the three months ended December 31, 2006, selling, general and administrative expenses increased 7.7% to $48.9 million, from $45.4 million for the three months ended December 31, 2005. As a percentage of revenue, selling, general and administrative expenses increased to 15.2% for the three months ended December 31, 2006, from 14.9% for the three months ended December 31, 2005. This increase as a percentage of revenue was primarily attributable to investments in recruiting and employee development.

Depreciation and Amortization

For the three months ended December 31, 2006, depreciation and amortization increased 14.4% to $5.3 million, from $4.6 million for the three months ended December 31, 2005. As a percentage of revenue, depreciation and amortization increased to 1.7% for the three months ended December 31, 2006, from 1.5% for the three months ended December 31, 2005. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisition of RABA.

Interest Income

For the three months ended December 31, 2006, interest income increased to $1.5 million, from $1.0 million for the three months ended December 31, 2005. This increase was due to a general rise in interest rates and higher average cash and cash equivalents and investment balances.

Income Taxes

For the three months ended December 31, 2006, our effective income tax rate increased to 38.7%, from 37.0% for the three months ended December 31, 2005. This increase was due primarily to a one-time benefit from tax refunds in the three months ended December 31, 2005. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005

Revenue

For the six months ended December 31, 2006, our revenue increased 6.7% to $625.1 million, from $586.0 million for the six months ended December 31, 2005. Our FDIC contract was a significant driver of our revenue growth, generating approximately $18.1 million in additional revenue during the six months ended December 31, 2006 compared to the six months ended December 31, 2005. The remainder of our revenue growth was mostly attributable to our October 2006 acquisition of RABA.

Cost of Services

For the six months ended December 31, 2006, cost of services increased 7.2% to $472.8 million, from $441.2 million for the six months ended December 31, 2005. This increase in cost of services was due primarily to the increased volume of materials provided under our FDIC contract and the volume of services attributable to RABA’s existing contracts. As a percentage of revenue, cost of services increased to 75.6% in the six months ended December 31, 2006, from 75.3% in the six months ended December 31, 2005. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to clients in connection with our services.

Selling, General and Administrative Expenses

For the six months ended December 31, 2006, selling, general and administrative expenses increased 9.2% to $97.3 million, from $89.1 million for the six months ended December 31, 2005. As a percentage of revenue, selling, general and administrative expenses increased to 15.6% for the six months ended December 31, 2006, from 15.2% for the six months ended December 31, 2005. This increase as a percentage of revenue was primarily attributable to costs incurred to consolidate several of our offices into a new centrally-located facility in Virginia and investments in recruiting and employee development.

Depreciation and Amortization

For the six months ended December 31, 2006, depreciation and amortization increased 16.1% to $10.1 million, from $8.7 million for the six months ended December 31, 2005. As a percentage of revenue, depreciation and amortization for the six months ended December 31, 2006 increased to 1.6% from 1.5% for the six months ended December 31, 2005. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisition of RABA.

Interest Income

For the six months ended December 31, 2006, interest income increased to $3.3 million, from $1.8 million for the six months ended December 31, 2005. This increase was due to a general rise in interest rates and higher average cash and cash equivalents and investment balances.

Income Taxes

For the six months ended December 31, 2006, our effective income tax rate increased to 38.7%, from 37.9% for the six months ended December 31, 2005. This increase was due primarily to a one-time benefit from tax refunds in the six months ended December 31, 2005. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

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

Net cash provided by operating activities was $34.8 million for the six months ended December 31, 2006 compared to $17.2 million for the six months ended December 31, 2005, or 1.1 and 0.6 times net income for the same periods. The higher cash provided by operating activities was driven primarily by increased customer collections as a result of internal process initiatives implemented to improve our invoicing and collection of accounts receivable. This was partially offset by higher accounts payable requirements due to timing of certain vendor payments in the six months ended December 31, 2006.

We used $86.9 million in net cash for investing activities in the six months ended December 31, 2006, compared to $96.3 million in the six months ended December 31, 2005. The higher amount of cash used for investing activities in the six months ended December 31, 2005 was primarily the result of greater acquisition activity.

Net cash provided by financing activities was $9.0 million in the six months ended December 31, 2006, compared to $15.7 million in the six months ended December 31, 2005. The decrease was due to lower tax benefits of stock option exercises. Additionally, in the six months ended December 31, 2005, we received approximately $2.3 million when we sold shares of our class A common stock to former shareholders of Spectrum Solutions Group, Inc.

Credit Facility and Borrowing Capacity

Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of eight acquisitions, with cash generated from our operations. We do not maintain a commercial credit facility as we expect our cash and cash equivalents and investments, together with cash flow generated from operations, to meet our normal operating liquidity and capital expenditure requirements for at least the next twelve months. Based on our profitability and the cash flow generated from our operating activities, we believe we have significant borrowing capacity. We maintain relationships with a number of banks who have communicated a willingness to extend credit to us on reasonable terms if the need for credit arises. In particular, it is likely that we would be required to borrow in the event of a large acquisition or a series of smaller acquisitions in a relatively short period of time.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2006 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at December 31, 2006.

	Payments due by period
Contractual obligations:	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$182,231	$29,216	$50,008	$38,339	$64,668

Total contractual obligations	$182,231	$29,216	$50,008	$38,339	$64,668

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

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where we perform systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract performance review that overall progress on a contract is not consistent with costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is generally recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is generally recognized based on costs incurred because these services are directed by our customers and are subject to their needs which fluctuate throughout the contract period. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of our contracts where we act as an agent to the transaction are excluded from our revenue and cost of services, except to the extent of any fee or profit earned.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for clients. Among the functions covered by these costs are asset and facilities management, business development, research and development, contracts and legal, finance and accounting, executive and senior management, human resources, and information system support. Facilities-related costs and stock-based compensation expense are also included in selling, general and administrative expenses.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our three and six month organic growth rates of 1.3% and 3.8%, respectively, as follows:

	Three Months Ended December 31,
	2006	2005	% Increase
Revenue, as reported	$321,045	$305,313	5.2%
Plus: Revenue from acquired companies for the comparable prior year period	—	11,670	—

Organic Revenue	$321,045	$316,983	1.3%

	Six Months Ended December 31,
	2006	2005	% Increase
Revenue, as reported	$625,079	$586,008	6.7%
Plus: Revenue from acquired companies for the comparable prior year period	—	16,383	—

Organic Revenue	$625,079	$602,391	3.8%

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

As of December 31, 2006 and June 30, 2006, the carrying value of our financial instruments approximated fair value. These investments consist of corporate and municipal bonds with maturities of 1 month or less that are classified as held-to-maturity.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 46%, 49%, and 53% of our revenue for the six months ended December 31, 2006, fiscal 2006, and fiscal 2005, respectively. A decline in overall U.S. military expenditures, or in the portion of those expenditures allocated to information technology services and solutions, could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism, the reconstruction of Iraq, or natural disaster recovery could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 53%, 50%, and 46% of our revenue for the six months ended December 31, 2006, fiscal 2006, and fiscal 2005, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies, or in the portion of those expenditures allocated to information technology services and solutions, could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, natural disaster recovery, or other international conflicts.

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

Revenue from contracts with U.S. federal government agencies accounted for 99% of our revenue for all periods presented herein. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 46%, 49%, and 53%, of our revenue for the six months ended December 31, 2006, fiscal 2006, and fiscal 2005, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard, in particular, would cause serious harm to our business.

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

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under three GWACs and more than 35 agency-specific indefinite delivery/indefinite quantity, or ID/IQ, contracts. For the six months ended December 31, 2006, fiscal 2006, and fiscal 2005, revenue from GSA schedule contracts, GWACs, and other ID/IQ contracts accounted for approximately 77%, 76%, and 77%, respectively, of our revenue from federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

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

For each of the past several years we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 29%, 30%, and 32% of our revenue for the six months ended December 31, 2006, fiscal 2006, and fiscal 2005, respectively.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 29%, 30%, and 32% of our revenue for the six months ended December 31, 2006, fiscal 2006, and fiscal 2005, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the six months ended December 31, 2006, we derived 46%, 40%, and

14% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

As of December 31, 2006 we had approximately 200 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to one year. Our standard practice in the absence of a significant call-up is to provide for up to 15 days of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

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

As of January 26, 2007, Ernst Volgenau, our chairman, beneficially owned 274,316 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 65.5% of the combined voting power of our outstanding common stock. As of January 26, 2007, our executive officers and directors as a group beneficially owned an aggregate of 2,091,049 shares of class A common stock and 14,199,828 shares of class B common stock, which represented approximately 77.6% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, a current director and the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on October 27, 2006 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

Matter 1:	To elect three Class II directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Matter 2:	To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

A summary of the voting for each director nominee and other matters voted upon at the Annual Meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
William K. Brehm	174,314,795	9,184,233	—	—
Edward E. Legasey	174,402,631	9,096,397	—	—
Delbert C. Staley	182,924,329	574,699	—	—
Matter 2	183,474,776	18,713	5,539	—

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 2nd day of February, 2007.

SRA INTERNATIONAL, INC.

By:	/s/ RENATO A. DIPENTIMA
Renato A. DiPentima President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes, Executive Vice President, Chief Financial Officer and Chief of Finance and Administration (Principal Financial and Accounting Officer)