Form 10-Q
period 2007-03-31
SRA INTERNATIONAL INC
filed 2007-05-03
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of April 27, 2007, there were 42,766,106 shares outstanding of the registrant’s class A common stock and 14,199,828 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND NINE MONTHS ENDED MARCH 31, 2007

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	March 31, 2007	June 30, 2006
Current assets:
Cash and cash equivalents	$163,905	$173,564
Short-term investments	85	9,834
Accounts receivable, net	257,741	266,160
Prepaid expenses and other	38,673	23,382
Deferred income taxes, current	2,022	4,839

Total current assets	462,426	477,779

Total property and equipment, net	38,083	37,462

Other assets:
Goodwill	256,762	169,334
Identified intangibles, net	32,718	26,169
Deferred income taxes, noncurrent	6,904	3,462
Deferred compensation trust	8,226	7,768

Total other assets	304,610	206,733

Total assets	$805,119	$721,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2007	June 30, 2006
Current liabilities:
Accounts payable and accrued expenses	$115,405	$115,545
Accrued payroll and employee benefits	70,992	59,463
Billings in excess of revenue recognized	2,812	3,204

Total current liabilities	189,209	178,212

Long-term liabilities:
Other long-term liabilities	12,163	10,465

Total long-term liabilities	12,163	10,465

Total liabilities	201,372	188,677

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 43,423,220 and 42,158,048 shares issued as of March 31, 2007 and June 30, 2006; 42,711,794 and 41,403,312 shares outstanding as of March 31, 2007 and June 30, 2006	174	169
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,199,828 and 14,459,828 shares issued and outstanding as of March 31, 2007 and June 30, 2006	57	58
Additional paid-in capital	297,964	274,552
Treasury stock, at cost	(6,045)	(6,302)
Retained earnings	311,597	264,820

Total stockholders’ equity	603,747	533,297

Total liabilities and stockholders’ equity	$805,119	$721,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue	$317,586	$296,098	$942,665	$882,106
Operating costs and expenses:
Cost of services	237,684	220,256	710,485	661,500
Selling, general and administrative	51,588	48,134	148,921	137,237
Depreciation and amortization	5,535	4,689	15,585	13,342

Total operating costs and expenses	294,807	273,079	874,991	812,079

Operating income	22,779	23,019	67,674	70,027
Interest income, net	1,173	826	4,487	2,596
Gain on sale of Mantas, Inc.	—	—	3,674	—

Income before taxes	23,952	23,845	75,835	72,623
Provision for income taxes	8,979	9,062	29,058	27,547

Net income	$14,973	$14,783	$46,777	$45,076

Earnings per share:
Basic	$0.26	$0.27	$0.83	$0.82

Diluted	$0.26	$0.26	$0.80	$0.78

Weighted-average shares:
Basic	56,696,382	55,371,625	56,299,701	54,815,017

Diluted	58,383,305	57,947,723	58,261,389	57,627,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$46,777	$45,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,585	13,342
Stock-based compensation	8,451	9,742
Deferred income taxes	(625)	602
Gain on sale of Mantas, Inc.	(3,674)	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	18,382	(45,411)
Prepaid expenses and other	(15,054)	6,540
Accounts payable and accrued expenses	(4,483)	20,319
Accrued payroll and employee benefits	6,666	9,738
Billings in excess of revenue recognized	(392)	(2,860)
Other	2,589	(813)

Net cash provided by operating activities	74,222	56,275

Cash flows from investing activities:
Capital expenditures	(10,289)	(7,782)
Sales and maturities of investments	9,749	20,696
Acquisition of Galaxy Scientific Corporation, net of cash acquired	—	(95,645)
Acquisition of Spectrum Solutions Group, net of cash acquired	(8,000)	(8,802)
Acquisition of RABA Technologies, net of cash acquired	(94,237)	—
Proceeds from sale of Mantas, Inc.	3,674	—

Net cash used in investing activities	(99,103)	(91,533)

Cash flows from financing activities:
Issuance of common stock	8,057	11,053
Tax benefits of stock option exercises	6,004	11,711
Reissuance of treasury stock	1,245	3,990
Purchase of treasury stock	(84)	—

Net cash provided by financing activities	15,222	26,754

Net decrease in cash and cash equivalents	(9,659)	(8,504)
Cash and cash equivalents, beginning of period	173,564	162,973

Cash and cash equivalents, end of period	$163,905	$154,469

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$30,820	$22,229

Cash received during the period:
Interest	$4,590	$2,966

Income taxes	$438	$766

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Nine Months Ended March 31, 2007 and 2006

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2006.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effect the adoption of FIN 48 will have on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS 159 will have on its financial position, results of operations, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2007 and 2006

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

Revenue from contracts with federal government agencies was 99 percent of total revenue for all periods presented herein. The National Guard, as a client group, accounted for approximately 11 percent of revenue for the nine months ended March 31, 2006. The United States Agency for International Development, as a client, accounted for approximately 10 percent of revenue for both the three and nine months ended March 31, 2006. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

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

Undistributed earnings are calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$14,973	$14,783	$46,777	$45,076
Less: dividends	—	—	—	—

Undistributed earnings	$14,973	$14,783	$46,777	$45,076

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2007 and 2006

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	42,463	14,233	40,801	14,571	41,932	14,368	39,918	14,897
Assumed conversion of class B shares	14,233	—	14,571	—	14,368	—	14,897	—
Effect of potential exercise or vesting of stock-based awards	1,687	—	2,576	—	1,961	—	2,812	—

Diluted weighted-average common shares outstanding	58,383	14,233	57,948	14,571	58,261	14,368	57,627	14,897

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted weighted-average common shares outstanding, because to do so would have been antidilutive, were 1,981,602 and 1,308,090 for the three months ended March 31, 2007 and 2006, respectively and 1,760,889 and 1,222,421 for the nine months ended March 31, 2007 and 2006, respectively.

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	42,463	14,233	40,801	14,571	41,932	14,368	39,918	14,897
Divided by: Total weighted-average shares outstanding (class A and class B)	56,696	56,696	55,372	55,372	56,300	56,300	54,815	54,815
Multiplied by: Undistributed earnings	$14,973	$14,973	$14,783	$14,783	$46,777	$46,777	$45,076	$45,076

Subtotal	$11,214	$3,759	$10,893	$3,890	$34,839	$11,938	$32,826	$12,250
Divided by: Weighted-average shares outstanding	42,463	14,233	40,801	14,571	41,932	14,368	39,918	14,897

Earnings per share	$0.26	$0.26	$0.27	$0.27	$0.83	$0.83	$0.82	$0.82

Diluted
Weighted-average shares outstanding	58,383	14,233	57,948	14,571	58,261	14,368	57,627	14,897
Divided by: Total weighted-average shares outstanding (class A and class B)	58,383	58,383	57,948	57,948	58,261	58,261	57,627	57,627
Multiplied by: Undistributed earnings	$14,973	$14,973	$14,783	$14,783	$46,777	$46,777	$45,076	$45,076

Subtotal	$14,973	$3,650	$14,783	$3,717	$46,777	$11,536	$45,076	$11,652
Divided by: Weighted-average shares outstanding	58,383	14,233	57,948	14,571	58,261	14,368	57,627	14,897

Earnings per share	$0.26	$0.26	$0.26	$0.26	$0.80	$0.80	$0.78	$0.78

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2007 and 2006

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

As a result of adopting SFAS No. 123R, the Company recorded $2.5 million and $3.2 million of stock-based compensation expense in its statement of operations for the three months ended March 31, 2007 and 2006, respectively, and $8.5 million and $9.7 million of stock-based compensation for the nine months ended March 31, 2007 and 2006, respectively. This stock-based compensation expense reduced basic earnings per share by $0.03 for both the three months ended March 31, 2007 and 2006, and reduced diluted earnings per share by $0.02 and $0.03 for the three months ended March 31, 2007 and 2006, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.09 and $0.11 for the nine months ended March 31, 2007 and 2006, respectively.

Fair Value Determination

The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this Standard, companies were required to choose among alternative valuation models and amortization assumptions.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2007 and 2006

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

The Company has options with 10-year and 15-year terms. The following weighted-average assumptions were used for option grants during the nine months ended March 31, 2007 and 2006:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted was 31 percent and 32 percent for the nine months ended March 31, 2007 and 2006, respectively.

Expected Term. The expected term was estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted was five years for both the nine months ended March 31, 2007 and 2006.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The weighted-average risk-free interest rate used in valuing options granted was 4.8 percent and 4.2 percent during the nine months ended March 31, 2007 and 2006, respectively.

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

The Company recorded $2.5 million and $3.2 million of stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively, and $8.5 million and $9.7 million for the nine months ended March 31, 2007 and 2006, respectively. The lower stock-based compensation expense reflects adjustments to account for the forfeitures of certain share-based awards in excess of what was estimated at the time of grant.

As of March 31, 2007, there was $22.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 13 months.

Stock Option Activity

The Company granted stock options to purchase 420,802 and 1,623,510 shares of class A common stock at a weighted-average exercise price of $25.32 and $34.64 per share based on the fair value of class A common stock

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2007 and 2006

on the date of grant during the nine months ended March 31, 2007 and 2006, respectively. The Black-Scholes-Merton weighted-average value per share of options granted was $9.26 and $12.32 per share during the nine months ended March 31, 2007 and 2006, respectively. Using the Black-Scholes-Merton model, the total expected value of the options granted for the nine months ended March 31, 2007 and 2006 was $3.5 million and $18.1 million, respectively. The options vest at the rate of 25 percent per year over four years, beginning on the date of grant, and expire ten years from the grant date.

The following table summarizes stock option activity for the nine months ended March 31, 2007:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2006	7,666,784	$18.00	$80,365
Options granted	420,802	25.32	—
Options exercised	(996,849)	7.12	18,792
Options cancelled and expired	(451,486)	29.34	984

Shares under option, March 31, 2007	6,639,251	$19.33	$49,615

Options exercisable at March 31, 2007	4,105,213	$14.55	$44,913

The aggregate intrinsic value calculated in the above table excludes the effect of antidilutive shares.

Information with respect to stock options outstanding and stock options exercisable at March 31, 2007 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$ 3.17 – $ 5.07	1,289,276	6.9	years	$4.10
$10.85 – $16.80	1,824,967	8.4		14.35
$19.39 – $25.11	1,877,036	7.6		21.70
$27.89 – $35.40	1,647,972	8.3		34.06

	6,639,251

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$ 3.17 – $ 5.07	1,289,276	6.9	years	$4.10
$10.85 – $16.80	1,557,317	8.7		13.99
$19.39 – $25.11	768,180	7.2		20.92
$27.89 – $35.40	490,440	8.0		33.84

	4,105,213

During the nine months ended March 31, 2007 and 2006, the Company also granted 152,537 and 34,750 shares of restricted stock at a weighted-average grant date fair market value of $26.21 and $30.10 per share, respectively. These shares vest at the rate of 25 percent per year over four years.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2007 and 2006

The following table summarizes restricted stock activity for the nine months ended March 31, 2007:

	Number of Shares	Weighted-Average Grant Date Value
Nonvested restricted shares at July 1, 2006	44,450	$27.75
Restricted shares granted	152,537	26.21
Restricted shares vested	(13,126)	27.11
Restricted shares forfeited	(12,910)	25.56

Nonvested restricted shares at March 31, 2007	170,951	$26.65

As of March 31, 2007 there were 6,526,418 shares of class A common stock reserved for issuance under the 2002 Stock Incentive Plan.

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP was available to all eligible employees beginning on January 1, 2005. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 100% of the average of the high and low price of the common stock on the last day of each offering period. Under the ESSP, employees purchased 11,609 shares and 35,159 shares for the three and nine months ended March 31, 2007, respectively.

5.    Accounts Receivable:

Accounts receivable, net as of March 31, 2007 and June 30, 2006, consisted of the following (in thousands):

	March 31, 2007	June 30, 2006
Billed and billable, net of allowance of $3,711 as of March 31, 2007 and $1,614 as of June 30, 2006	$227,063	$242,259

Unbilled:
Retainages	4,784	5,347
Revenue recorded in excess of milestone billings on fixed-price contracts	13,436	7,210
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	14,004	13,079
Allowance for unbillable amounts	(1,546)	(1,735)

Total unbilled	30,678	23,901

Total accounts receivable	$257,741	$266,160

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at March 31, 2007 are expected to be billed and collected within one year except for approximately $1.6 million related to a portion of retainages.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2007 and 2006

The Company may proceed with work based on client direction prior to the receipt of formal contract funding documents. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. Two contracts account for approximately $5.8 million of the unbilled receivables balance related to revenue recorded in excess of contractual authorization as of March 31, 2007. Approximately $2.7 million of the balance related to these two contracts was funded subsequent to March 31, 2007 and the Company believes, based on communications regarding funding status and past experiences with these clients, it is probable that the remaining funding will be received.

6.    Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits through June 30, 2005 have been completed. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2005 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2007 and 2006

8.    Gain on Sale of Mantas, Inc.:

In October 2006, i-flex solutions completed its acquisition of Mantas, Inc., of which the Company was a shareholder. The Company’s portion of the net sale proceeds was approximately $4.4 million, including a portion to be held in escrow. The Company recognized a total pre-tax gain of approximately $3.7 million in the three months ended December 31, 2006. The remaining amount held in escrow will be recognized as a gain upon the release of funds pursuant to the terms of the escrow agreement.

9.    Acquisition of Spectrum Solutions Group, Inc.:

In November 2005, the Company acquired Spectrum Solutions Group, Inc., or Spectrum. The Company made initial payments to Spectrum of approximately $9.7 million at closing. The Company agreed to make additional purchase price payments contingent upon the achievement of certain milestones by Spectrum. In January 2007, the Company paid former stockholders of Spectrum $8.0 million in additional purchase price. This additional payment resulted in an $8.0 million addition to goodwill on the balance sheet as of March 31, 2007. A final additional purchase price payment, if certain milestones are met, will be paid to the former stockholders of Spectrum in the quarter ending September 30, 2008.

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

Since our founding in 1978 we have derived substantially all of our revenue from services provided to federal government clients. Although the federal information technology market is currently facing challenges as a result of a shift in expenditures to pay for the war against terrorism and other international conflicts, we believe that the federal government’s spending on information technology will continue to increase over the next several years. According to the Federal IT Market Forecast, FY 2006-FY 2011 report published by INPUT, an independent federal government market research firm, the contracted portion of federal government spending on information technology is forecasted to grow at an annual rate of 5.0% from $63.3 billion in federal fiscal year 2006 to $80.5 billion in federal fiscal year 2011.

In the near term, we face challenges due to the current business environment. First, the Department of Defense continues to divert funding away from certain information technology initiatives to support the war against terrorism and the reconstruction of Iraq. Second, all civil agencies are operating under a continuing resolution through the end of the government’s fiscal year ending September 30, 2007, limiting spending for most agencies to the fiscal 2006 level. The resulting budget tightness has slowed industry growth. As growth has slowed in these areas of our market, we have experienced pricing pressure on new business opportunities. Increased competition, combined with the shortage of experienced contracting staff among government agencies, has increased the frequency of contract protests, which has in turn caused delays in many new awards. Additionally, it is difficult to hire and retain highly qualified individuals who have advanced technology and technical services skills and who work well with our clients in a government environment, especially those with security clearances.

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

Revenue Growth

Our organic growth has been augmented by selective strategic acquisitions. Our total year-over-year revenue growth rate was 7.3% for the three months and 6.9% for the nine months ended March 31, 2007.

A part of our growth strategy includes pursuing acquisitions. Through the third quarter of fiscal year 2007 we completed the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
The Marasco Newton Group, Ltd.	Environment	January 4, 2002	$16.2
Adroit Systems, Inc.	Command and Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR)	January 31, 2003	38.3
ORION Scientific Systems	Counterterrorism	January 30, 2004	34.7
Touchstone Consulting Group, Inc.	Strategic Consulting	April 21, 2005	37.0
Galaxy Scientific Corporation	Command and Control, Communications, Computers, Intelligence (C4I)	July 1, 2005	98.7
Spectrum Solutions Group, Inc.	Enterprise Resource Planning	November 2, 2005	17.7
Mercomms Unlimited, Inc.	Maritime and Defense Communications	April 10, 2006	0.6
RABA Technologies, LLC	Intelligence	October 25, 2006	95.3

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	March 31, 2007	June 30, 2006
	(in millions)
Backlog:
Funded	$672.8	$512.8
Unfunded	2,830.6	2,748.8

Total backlog	$3,503.4	$3,261.6

Our total backlog of $3.5 billion as of March 31, 2007 represented a 7.4% increase over the June 30, 2006 backlog. Total backlog decreased by approximately 6.0% from December 31, 2006 due to lower contract awards in the three months ended March 31, 2007. We currently expect to recognize revenue during the fourth quarter of fiscal 2007 from approximately 8% of our total backlog as of March 31, 2007.

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2016.

Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of the backlog as of March 31, 2007 from which we expect to recognize revenue in the fourth quarter of fiscal 2007 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. Finally, the amount of revenue we expect to realize under a particular engagement included in backlog may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Cost-plus-fee	41%	44%	45%	45%
Time-and-materials	44	42	41	40
Fixed-price	15	14	14	15

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we try to pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 7.2% and 7.9% for the nine months ended March 31, 2007 and 2006, respectively. The decrease in operating margin for the nine months ended March 31, 2007 is primarily attributable to increased revenue from third-party material purchases which typically generate lower profit. Additionally, the amortization associated with identified intangibles recorded as a result of our acquisition of RABA, reduced operating margin in the nine months ended March 31, 2007.

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

	Three Months Ended March 31, 2007	Year Ended June 30, 2006
Headcount	5,213	4,975
Direct labor utilization	79.0%	78.5%

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Accounts receivable represents the most significant asset we report on our balance sheet. For the three months ended March 31, 2007, we reported DSO of 77 days, an increase from 76 days reported for the three months ended December 31, 2006. We have a number of internal process initiatives underway that we believe will enable us to improve our invoicing and collection of accounts receivable.

RESULTS OF OPERATIONS

The following tables detail our condensed consolidated statements of operations and the period-over-period rate of change in each of the line items and express these items as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2007	2006		2007	2006
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue	$317,586	$296,098	7.3%	$942,665	$882,106	6.9%
Operating costs and expenses:
Cost of services	237,684	220,256	7.9	710,485	661,500	7.4
Selling, general and administrative	51,588	48,134	7.2	148,921	137,237	8.5
Depreciation and amortization	5,535	4,689	18.0	15,585	13,342	16.8

Total operating costs and expenses	294,807	273,079	8.0	874,991	812,079	7.7

Operating income	22,779	23,019	(1.0)	67,674	70,027	(3.4)
Interest income, net	1,173	826	42.0	4,487	2,596	72.8
Gain on sale of Mantas, Inc.	—	—	—	3,674	—	100.0

Income before taxes	23,952	23,845	0.4	75,835	72,623	4.4
Provision for income taxes	8,979	9,062	(0.9)	29,058	27,547	5.5

Net income	$14,973	$14,783	1.3%	$46,777	$45,076	3.8%

	(unaudited, as a percentage of revenue)			(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	74.8	74.4		75.4	75.0
Selling, general and administrative	16.2	16.3		15.8	15.6
Depreciation and amortization	1.7	1.6		1.7	1.5

Total operating costs and expenses	92.8	92.2		92.8	92.1

Operating income	7.2	7.8		7.2	7.9
Interest income, net	0.3	0.3		0.4	0.3
Gain on sale of Mantas, Inc.	—	—		0.4	—

Income before taxes	7.5	8.1		8.0	8.2
Provision for income taxes	2.8	3.1		3.1	3.1

Net income	4.7%	5.0%		5.0%	5.1%

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED

MARCH 31, 2006

Revenue

For the three months ended March 31, 2007, our revenue increased 7.3% to $317.6 million, from $296.1 million for the three months ended March 31, 2006. The primary driver of our revenue growth was our October 2006 acquisition of RABA.

Cost of Services

For the three months ended March 31, 2007, cost of services increased 7.9% to $237.7 million, from $220.3 million for the three months ended March 31, 2006. This increase in cost of services was due primarily to the volume of services attributable to RABA’s existing contracts. As a percentage of revenue, cost of services increased to 74.8% in the three months ended March 31, 2007, from 74.4% in the three months ended March 31, 2006. This increase as a percentage of revenue was primarily attributable to lower margin on a re-competed contract.

Selling, General and Administrative Expenses

For the three months ended March 31, 2007, selling, general and administrative expenses increased 7.2% to $51.6 million, from $48.1 million for the three months ended March 31, 2006. As a percentage of revenue, selling, general and administrative expenses decreased to 16.2% for the three months ended March 31, 2007, from 16.3% for the three months ended March 31, 2006. This decrease as a percentage of revenue is due primarily to improved cost management and efficiencies as well as lower stock-based compensation expense resulting from adjustments to account for the forfeitures of certain share-based awards by employees. This decrease was partially offset by an increase to our allowance for doubtful accounts of $1.8 million related to a potentially uncollectible receivable.

Depreciation and Amortization

For the three months ended March 31, 2007, depreciation and amortization increased 18.0% to $5.5 million, from $4.7 million for the three months ended March 31, 2006. As a percentage of revenue, depreciation and amortization increased to 1.7% for the three months ended March 31, 2007, from 1.6% for the three months ended March 31, 2006. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisition of RABA.

Interest Income

For the three months ended March 31, 2007, interest income increased to $1.2 million, from $0.8 million for the three months ended March 31, 2006. This increase was due to a general rise in interest rates and higher average cash and cash equivalents and investment balances.

Income Taxes

For the three months ended March 31, 2007, our effective income tax rate decreased to 37.5%, from 38.0% for the three months ended March 31, 2006. This decrease was due primarily to higher benefits from tax credits in the three months ended March 31, 2007 than in the three months ended March 31, 2006.

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

Revenue

For the nine months ended March 31, 2007, our revenue increased 6.9% to $942.7 million, from $882.1 million for the nine months ended March 31, 2006. Our Federal Deposit Insurance Corporation, or FDIC, contract was a significant driver of our revenue growth, generating approximately $19.7 million in additional revenue during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. The remainder of our revenue growth was mostly attributable to our October 2006 acquisition of RABA.

Cost of Services

For the nine months ended March 31, 2007, cost of services increased 7.4% to $710.5 million, from $661.5 million for the nine months ended March 31, 2006. This increase in cost of services was due primarily to the increased volume of materials provided under our FDIC contract and the volume of services attributable to RABA’s existing contracts. As a percentage of revenue, cost of services increased to 75.4% in the nine months ended March 31, 2007, from 75.0% in the nine months ended March 31, 2006. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to clients in connection with our services. Direct material purchases typically generate lower profit than services. Additionally, lower margin on a re-competed contract increased the ratio of cost of services to revenue.

Selling, General and Administrative Expenses

For the nine months ended March 31, 2007, selling, general and administrative expenses increased 8.5% to $148.9 million, from $137.2 million for the nine months ended March 31, 2006. As a percentage of revenue, selling, general and administrative expenses increased to 15.8% in the nine months ended March 31, 2007, from 15.6% in the nine months ended March 31, 2006. This increase is due primarily to an increase to our allowance for doubtful accounts of $1.8 million related to a potentially uncollectible receivable.

Depreciation and Amortization

For the nine months ended March 31, 2007, depreciation and amortization increased 16.8% to $15.6 million, from $13.3 million for the nine months ended March 31, 2006. As a percentage of revenue, depreciation and amortization for the nine months ended March 31, 2007 increased to 1.7% from 1.5% for the nine months ended March 31, 2006. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisition of RABA.

Interest Income

For the nine months ended March 31, 2007, interest income increased to $4.5 million, from $2.6 million for the nine months ended March 31, 2006. This increase was due to a general rise in interest rates and higher average cash and cash equivalents and investment balances.

Income Taxes

For the nine months ended March 31, 2007, our effective income tax rate increased to 38.3%, from 37.9% for the nine months ended March 31, 2006. This increase was due primarily to higher benefits from tax credits and refunds in the nine months ended March 31, 2006 than in the nine months ended March 31, 2007.

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

Net cash provided by operating activities was $74.2 million for the nine months ended March 31, 2007 compared to $56.3 million for the nine months ended March 31, 2006, or 1.6 and 1.2 times net income for the same periods. The higher cash provided by operating activities was driven primarily by increased customer collections as a result of internal process initiatives implemented to improve our invoicing and collection of accounts receivable. This was partially offset by higher working capital requirements due to timing of certain tax and vendor payments in the nine months ended March 31, 2007.

We used $99.1 million in net cash for investing activities in the nine months ended March 31, 2007, compared to $91.5 million in the nine months ended March 31, 2006. The amount of cash used in the completion of our acquisitions was similar in the nine months ended March 31, 2007 and 2006. Cash used for investing activities was lower in the nine months ended March 31, 2006 due to higher sales and maturities of investments with original maturities in excess of 90 days.

Net cash provided by financing activities was $15.2 million in the nine months ended March 31, 2007, compared to $26.8 million in the nine months ended March 31, 2006. The decrease was due to lower stock option exercises and related tax benefits of stock option exercises.

Credit Facility and Borrowing Capacity

Since our May 2002 initial public offering, we have been able to meet all of our liquidity requirements, including the completion of eight acquisitions, with cash generated from our operations. We do not currently maintain a commercial credit facility as we expect our cash and cash equivalents and investments, together with cash flow generated from operations, to meet our normal operating liquidity and capital expenditure requirements. We periodically evaluate our cash requirements and, if appropriate, will establish a credit facility to finance acquisitions. Based on our profitability and the cash flow generated from our operating activities, we believe we have significant borrowing capacity. We maintain relationships with a number of banks who have communicated a willingness to extend credit to us on reasonable terms if the need for credit arises.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2007 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at March 31, 2007.

	Payments due by period
Contractual obligations:	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$172,240	$27,658	$47,877	$36,071	$60,634

Total contractual obligations	$172,240	$27,658	$47,877	$36,071	$60,634

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

We maintain reserves for doubtful accounts receivable that may arise in the normal course of business. This allowance for doubtful accounts is based on several factors, including the customer’s payment history, the age of the accounts receivable, and management’s judgment regarding the likelihood of collection. Historically, we have not had significant write-offs of doubtful accounts receivable related to work we perform for the federal government. However, we do perform work on contracts and task orders where, on occasion, issues arise that lead to accounts receivable not being collected. Such an issue arose in the three months ended March 31, 2007 and we increased the allowance for doubtful accounts by $1.8 million.

Contract Cost Accounting

As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract, and other non-labor costs incurred in support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations. These costs typically include our selling, general and administrative expenses, fringe benefit expenses, and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs, certain stock-based compensation and the amortization of identified intangible assets, among others. As we acquire and integrate new companies, we try to manage our indirect costs by realizing opportunities for cost synergies and integrating the indirect support function of acquired companies into our own.

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

We must evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach. We performed our annual goodwill impairment analysis as of January 1, 2007. There was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for clients. Among the functions covered by these costs are asset and facilities management, business development, research and development, contracts and legal, finance and accounting, executive and senior management, human resources, and information system support. Facilities-related costs, stock-based compensation expense, and expenses related to uncollectible accounts receivable are also included in selling, general and administrative expenses.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior- year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our three and nine month organic growth rates of 1.9% and 3.1%, respectively, as follows:

	Three Months Ended March 31,
	2007	2006	% Increase
Revenue, as reported	$317,586	$296,098	7.3%
Plus: Revenue from acquired companies for the comparable prior year period	—	15,660	—

Organic Revenue	$317,586	$311,758	1.9%

	Nine Months Ended March 31,
	2007	2006	% Increase
Revenue, as reported	$942,665	$882,106	6.9%
Plus: Revenue from acquired companies for the comparable prior year period	—	32,043	—

Organic Revenue	$942,665	$914,149	3.1%

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating what effect the adoption of FIN 48 will have on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS 159 will have on our financial position, results of operations, or cash flows.

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

As of March 31, 2007 and June 30, 2006, the carrying value of our financial instruments approximated fair value. These investments consist of corporate and municipal debt obligations with maturities of 4 months or less that are classified as held-to-maturity.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 48%, 49%, and 53% of our revenue for the nine months ended March 31, 2007, fiscal 2006, and fiscal 2005, respectively. A decline in overall U.S. military expenditures, or in the portion of those expenditures allocated to information technology services and solutions, could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism, the reconstruction of Iraq, or natural disaster recovery could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 51%, 50%, and 46% of our revenue for the nine months ended March 31, 2007, fiscal 2006, and fiscal 2005, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies, or in the portion of those expenditures allocated to information technology services and solutions, could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, natural disaster recovery, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

We derived 99% of our revenue for all periods presented herein from contracts with federal government agencies. We believe that contracts with federal government agencies and departments will continue to be the primary source of our revenue for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

Revenue from contracts with U.S. federal government agencies accounted for 99% of our revenue for all periods presented herein. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 48%, 49%, and 53%, of our revenue for the nine months ended March 31, 2007, fiscal 2006, and fiscal 2005, respectively. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business.

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

We believe that one of the key elements of our success is our position as the holder of five GSA schedule contracts and as a prime contractor under three GWACs and more than 35 agency-specific indefinite delivery/indefinite quantity, or ID/IQ, contracts. For the nine months ended March 31, 2007, fiscal 2006, and fiscal 2005, revenue from GSA schedule contracts, GWACs, and other ID/IQ contracts accounted for approximately 76%, 76%, and 77%, respectively, of our revenue from federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

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

For each of the past several years we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 29%, 30%, and 32% of our revenue for the nine months ended March 31, 2007, fiscal 2006, and fiscal 2005, respectively.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 29%, 30%, and 32% of our revenue for the nine months ended March 31, 2007, fiscal 2006, and fiscal 2005, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

We must hire significant numbers of highly qualified individuals who have advanced information technology and technical services skills and who work well with our clients in a government environment. In some cases, they are required to have security clearances issued by the Department of Defense or other government agencies. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. We are operating in a tight labor market and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the nine months ended March 31, 2007, we derived 45%, 41%, and 14%

of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

•

the contractual acceptance of liability provisions that impose, for example, liquidated damages or other monetary damages in excess of the amount of services we provide, which in some cases are unlimited;

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

Audits for costs incurred on work performed after fiscal year 2005 have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

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

We create, implement, and maintain information technology solutions, as well as sell products, that are often critical to our clients’ operations, including operations in war zones and other hazardous environments. We have experienced and may in the future experience some systems and service failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, products, including third party products we may resell to our clients, or other applications have significant defects or errors, are subject to delivery delays, or fail to meet our clients’ expectations, we may:

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

As of March 31, 2007 we had approximately 200 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to one year. Our standard practice in the absence of a significant call-up is to provide for up to 15 days of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

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

As of April 27, 2007, Ernst Volgenau, our chairman, beneficially owned 107,618 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 65.2% of the combined voting power of our outstanding common stock. As of April 27, 2007, our executive officers and directors as a group beneficially owned an aggregate of 1,913,401 shares of class A common stock and 14,199,828 shares of class B common stock, which represented approximately 77.4% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, a current director and the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated April 18, 2007 between SRA International, Inc. and Stanton D. Sloane

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 3rd day of May, 2007.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes,
Executive Vice President, Chief Financial Officer and
Chief of Finance and Administration
(Principal Financial and Accounting Officer)