Form 10-K
period 2007-06-30
SRA INTERNATIONAL INC
filed 2007-08-16
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2006, based upon the closing price of SRA International, Inc. class A common stock on the New York Stock Exchange on December 29, 2006, was $1,103,408,730.

As of August 10, 2007, there were 43,024,386 shares outstanding of the registrant’s class A common stock and 14,199,828 shares outstanding of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement to be used in connection with the SRA International, Inc. annual meeting of stockholders, to be held on October 23, 2007, and to be mailed to stockholders of record as of September 10, 2007, are incorporated by reference into Part III of this Form 10-K.

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

We have provided technology and strategic consulting services and solutions to federal government clients for over 29 years and have longstanding relationships with many of them. We have served clients within the Departments of the Army, Navy, and Air Force, the Joint Chiefs of Staff, the Office of the Secretary of Defense, the Department of the Treasury, and the Federal Emergency Management Agency for over 25 years. We currently serve approximately 300 government clients on over 900 active engagements. Our business is diversified, with no single client or client group accounting for more than 12% of our revenue during any of the last three fiscal years. For each of the last three fiscal years, we have been the prime contractor on engagements representing over 86% of our total revenue.

Our founder and chairman, Ernst Volgenau, has been with us since our inception. Our 86 officers have an average tenure with our company of approximately 14 years, including any prior service with acquired companies. Our management team is supported by a high quality staff of more than 5,200 people, approximately 97% of whom are professional staff. Our professional staff is highly educated, with approximately one-third possessing advanced degrees. In addition, over two-thirds of our employees hold federal government security clearances.

From fiscal 2002 to fiscal 2007, we increased our revenue at a compound annual growth rate of approximately 28.6%. Our revenue for the fiscal year ended June 30, 2007 was $1.27 billion, a 7.6% increase over the prior fiscal year. As of June 30, 2007, our backlog was approximately $3.4 billion, of which $600.4 million was funded. As of June 30, 2006, our backlog was $3.3 billion, of which $512.8 million was funded. In January 2002, we acquired The Marasco Newton Group, Ltd., or MNG, our first government services acquisition. In January 2003, we acquired Adroit Systems, Inc., or Adroit, for its expertise in the areas of command and control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR. In January 2004, we acquired ORION Scientific Systems, or Orion, a privately-held company focused on counterterrorism and counterintelligence. In April 2005, we acquired Touchstone Consulting Group, Inc., or Touchstone, a privately-held management consultancy with an established track record of serving senior executives in the federal government. In July 2005, we acquired Galaxy Scientific Corporation, or Galaxy, a provider of systems engineering, information technology, and tactical communications services and solutions to the federal government. In November 2005, we acquired Spectrum Solutions Group, Inc., or Spectrum, a privately-held provider of enterprise solutions to clients throughout the federal government. In April 2006, we acquired Mercomms Unlimited, Inc., or Mercomms, which specializes in advanced maritime and defense communications technologies for the federal government. In October 2006, we acquired RABA Technologies, LLC, or RABA, a provider of high-end technical services to the national security and intelligence communities. Subsequent to fiscal 2007, in August 2007, we acquired Constella Group, LLC, or Constella, a provider of global health consulting services. We expect these acquisitions will enable us to sell a more comprehensive set of services and solutions to a larger client base and to jointly pursue potential new opportunities.

INDUSTRY BACKGROUND

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by the expansion of national defense and homeland security programs, increased reliance on information technology outsourcing, demand for greater government efficiency and effectiveness, and the continuing impact of federal procurement reform. According to the Federal IT Market Forecast, FY 2007—FY 2012 report published by INPUT, an independent federal government market research firm, the contracted portion of federal government spending on information technology is forecasted to grow at an annual rate of 5.6% from $65.2 billion in federal fiscal year 2007 to $85.6 billion in federal fiscal year 2012.

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

•

Indefinite delivery/indefinite quantity contracts. Under this contract method, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific indefinite delivery/indefinite quantity, or ID/IQ, contracts; blanket purchase agreements, or BPAs; government-wide acquisition contracts, or GWACs; and General Services Administration, or GSA, schedule contracts. These umbrella contracts outline the basic terms and conditions under which federal government agencies may order services. ID/IQ contracts are typically managed by one agency, the sponsoring agency, and may be either for the use of a specific agency or available for use by any agency of the federal government. ID/IQ contracts available for use by any agency of the federal government are commonly referred to as GWACs. Contractors within the industry compete to be pre-selected to perform work under an ID/IQ contract. An ordering agency then issues delivery orders for services to be performed under the contract. If the ID/IQ contract has a single prime contractor, only that contractor may be awarded delivery orders. If the contract has multiple prime contractors, the award of each delivery order typically will be competitively determined among the pre-selected contractors.

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

We believe we are able to execute our approach successfully as a result of five core strengths:

Strong, Stable Management and Highly Skilled Personnel

Our 86 officers have an average tenure with our company of approximately 14 years, including any prior service with acquired companies, providing extensive industry experience and strong continuity of management. Several members of our management team are former senior military officers or government officials who have deep knowledge of the federal government and its information technology needs. Our corporate culture fosters teamwork and excellence, which has contributed to our being named in 2007 by Fortune magazine as one of the “100 Best Companies to Work For” for the eighth straight year. This, in turn, has enhanced our ability to recruit and retain highly skilled personnel. Our professional staff is highly educated, with approximately one-third holding advanced degrees.

Knowledge of Government Clients’ Business Processes

We have served clients within the Departments of the Army, Navy, and Air Force, the Joint Chiefs of Staff, the Office of the Secretary of Defense, the Department of the Treasury, and the Federal Emergency Management Agency for over 25 years. As a result of these longstanding relationships, we have an in-depth knowledge of our clients’ business processes, which enables us to design solutions that address their strategic goals and integrate with their existing systems. We have also recruited strategic hires with significant governmental or technical experience who have added to our knowledge of our clients’ business processes and who have extended our expertise into new areas.

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

Proven Record of Past Performance

We have provided technology and strategic consulting services and solutions to the federal government for over 29 years and have longstanding relationships with many of our clients. In order to promote high quality results and client satisfaction, we emphasize long-term assignment of required staff and consistently review our project performance, including regularly surveying our customers regarding their perceptions of our performance. On competitively awarded engagements on which we were the incumbent, we have a renewal rate of at least 90% for each of the last three fiscal years. We calculate our contract renewal rate based on the number of engagements that come up for recompetition during the period and the number of those recompetitions that we win.

Key Positioning as a Prime Contractor

We are currently a prime contractor on three of the federal government’s four largest information technology services GWACs: Millennia, Millennia Lite, and CIO-SP2i. SRA was also recently awarded a prime contract under GSA’s newest GWAC, Alliant. We hold six GSA schedule contracts and we are a prime contractor on more than 35 agency-specific ID/IQ contracts. This broad contract portfolio gives us extensive reach as a preferred provider and enables us to deliver the full range of our services and solutions to any organization in the federal government. Serving as a prime contractor positions us to achieve better client relationships, to exert more control and influence over quality results, to have clearer visibility into future opportunities, and to earn enhanced profit margins.

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

Pursue Strategic Acquisitions

We plan to continue to pursue strategic acquisitions to complement internal growth and to position ourselves to capitalize on anticipated high growth areas. For example, we acquired MNG in January 2002, Adroit in January 2003, Orion in January 2004, Touchstone in April 2005, Galaxy in July 2005, Spectrum in November 2005, Mercomms in April 2006, RABA in October 2006, and Constella in August 2007. Our acquisition strategy is focused on firms that will enable us to cost-effectively add new clients, specific agency knowledge, or technical expertise. We intend to continue to selectively acquire high quality companies that accelerate our access to existing or new markets that we believe have strong growth dynamics.

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

Systems Design, Development, and Integration. Our services include project management, systems design, network and systems integration, data analysis and integration, security engineering, software development, database design and development, and independent test and evaluation. We analyze system concepts and assess data and information needs, define requirements, develop operational prototypes, and integrate complex mission-critical systems and solutions that comply with a client’s enterprise architecture. Based on client requirements, we may design custom-built systems; integrate and implement commercial off-the-shelf solutions, such as those for supply chain management, enterprise resource planning, and case management; or combine both approaches using service-oriented architecture principles and other industry best practices.

Outsourcing and Managed Services. We partner with clients to consolidate and modernize existing infrastructures, improve customer service, and reduce the total cost of operations through effective use of industry best practices and performance-based contracting methods. We also support clients with operations management services, sometimes referred to as co-sourcing. Based on client needs, we may oversee their technical infrastructure, manage their applications and networks, or operate their entire business processes in accordance with service-level agreements.

Our Business Solutions

We have developed business solutions that focus on specific business requirements that are common to many of our clients. These business solutions generally apply to clients within each of our target markets. Our core business solutions include business intelligence: text and data mining; contingency and disaster planning; enterprise architecture and portfolio management; enterprise resource planning; identity management; information assurance and privacy protection; information sharing and knowledge management; outsourcing, managed services, and infrastructure modernization; service-oriented architecture; training, modeling, and simulation; and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. Our current business solutions are enhanced through our focus on applied research and development in the areas of data mining, natural language understanding, knowledge management, and wireless applications.

Business Intelligence: Text and Data Mining. We provide data mining solutions to help clients analyze and identify hidden patterns in large databases, data marts and warehouses, spreadsheets, and text. This gives them foresight into future trends, as well as the ability to predict outcomes and classify transactions.

We combine the capabilities of our NetOwl® text mining software and our ORIONMagic® knowledge management software to offer our clients enhanced means of managing, exploiting, and analyzing large amounts of enterprise data. ORIONMagic helps clients cull through gigabytes of information, store the most relevant pieces, and analytically scour each piece. Our text mining tools collect, search, organize, analyze and turn large amounts of unstructured text data into structured data for greater utilization. NetOwl software applies advanced natural language understanding technologies to English, Arabic, Chinese, Farsi, French, Korean, and Spanish text to extract content.

In fiscal 2007, we developed and applied new predictive models for the Internal Revenue Service, or IRS, to detect refund fraud at lower cost than previous statistics-based solutions and to detect noncompliance in tax-exempt entity filings. We are also developing a suite of predictive models to detect earned income tax credit noncompliance. For the Environmental Protection Agency, or EPA, we are developing data warehousing and reporting solutions for the ENERGY STAR program.

Contingency and Disaster Planning. We offer a broad spectrum of solutions to help clients prepare for, respond to, and recover from events that could adversely affect operations. Our services include continuity of operations and government, disaster response and recovery, crisis communications, and critical infrastructure planning. We have over 25 years’ experience supporting clients in these areas across federal, state, and local government. For example, we support the Transportation Security Administration, or TSA, with technical services for a comprehensive TSA-wide continuity of operations program. We provide technical and support services for program, policy, and document development; planning support; tests, training and exercises; and technical assistance and review as well as operations and support services at various facilities. For the Department of Homeland Security’s, or DHS’s, Office of Infrastructure Protection, or OIP, we provide strategic consulting and operations support, including support to critical infrastructure councils, such as the Sector Partnership Framework and the National Infrastructure Advisory Council. We also support DHS in preparing the private sector for a possible pandemic influenza outbreak. We developed the initial pandemic strategy for OIP and constructed a pandemic preparedness guide for the private sector. We are currently supporting DHS in the implementation of a pandemic guide.

Our work for the Virginia Governor’s Office of Commonwealth Preparedness is helping the state’s public safety community effectively communicate during daily operations and major emergencies. Our practitioner-driven process for planning and implementation makes use of expertise throughout the state to improve standard operating procedures, technology, and training and exercises for interoperable communications.

In 2006, we received a contract to continue to provide strategy and execution support services to DHS’s Office for Interoperability and Compatibility. We deliver program management support; communications and outreach; governance and stakeholder coordination; development of near- and long-term strategies to improve interoperability and incident response; method and tool development; and standards and requirements development and acceleration. Recent accomplishments include the successful roll-out of incident management tools to all major U.S. Navy facilities and statewide strategic planning pilots in three states.

Enterprise Architecture and Portfolio Management. Federal agencies use information technology, or IT, investment and governance processes such as enterprise architecture — a framework or blueprint to identify and link processes, systems, databases, and technology to outcomes — and portfolio management to help them make informed investment decisions and to best manage their portfolios of IT projects and programs with reduced risk and cost.

We offer enterprise architecture solutions that combine best practices with our results-based, holistic enterprise architecture approach that delivers measurable progress in both added value and organizational maturity. We have led numerous federal and state government enterprise architecture efforts, turning data into actionable information using a robust set of data and process visualization, governance, analysis, and reporting tools. Our experience includes expertise in implementing and executing enterprise architecture guidance from the Office of Management and Budget, or OMB, the Federal Chief Information Officer, or CIO, Council, and the Government Accountability Office, or GAO.

We have gained extensive enterprise architecture and portfolio management experience during ongoing work with clients including NIH, IRS, EPA, GAO, the Department of Defense, or DoD Missile Defense Agency, the U.S. Marine Corps, and the Department of Justice.

We support NIH’s Office of Research Services in planning for and responding to a possible pandemic flu. This year we expanded the enterprise architecture model to aid executives and senior managers in responding to a pandemic involving an extreme loss of personnel. The architecture enhances management planning by providing a high-level view of the enterprise to aid managers who may be quickly put into new positions during a pandemic. It supports cross-organizational analysis by identifying essential functions and resources available through management dashboards. We also facilitated the development of an enterprise-wide pandemic plan.

Enterprise Resource Planning. We use enterprise solutions, such as Oracle, PeopleSoft, SAP, and Seibel applications and technologies, to help our federal government clients improve performance by modernizing, consolidating, and unifying their financial, human resource, supply chain, and customer relationship management systems.

Clients for whom we provide these services include the U.S. Coast Guard, for whom we designed and implemented a service-wide human resources enterprise resource planning system, the Department of Agriculture, and the Pension Benefit Guaranty Corporation.

The Department of Agriculture, or USDA relies on a large network of suppliers, warehouses, distribution centers, and transportation channels to distribute commodities to over 30 million Americans and 280 million people abroad. This includes school lunch programs for children across the U.S. We designed and maintained a Web-based supply chain management which enables USDA to manage the many components of this supply chain more effectively. This performance-based contract, worth an estimated $90.5 million over five years if all options are exercised, represents our largest enterprise resource planning implementation to date. When fully operational, the system will feature commercial off-the-shelf products and software and help improve USDA’s ability to view the status of their food commodity requests at any stage of the order and fulfillment cycle, with improved demand and supply planning, an enhanced procurement process, reduction in order cycle times, timely and more accurate financial processing, and other customer relationship management areas to reduce costs for both USDA and its customers.

Identity Management. Homeland Security Presidential Directive-12 set policy for a secure, reliable, and common identification standard for federal employees and contractors. We are a founding member of the Federation for Identity and Cross-Credentialing Systems consortium, and are helping to provide the government with the necessary security and standardization to meet this directive. The consortium is currently working with the DoD to provide trusted, interoperable identity verification and credential authentication for contractors accessing secure government facilities and networks.

We combine our experience in providing public key-enabled applications, smart card technology, and directory technologies with processes, techniques, and methodologies to address the privacy, security, technology, and program and change management issues facing our clients. These clients include the Departments of Health and Human Services, Justice, and Homeland Security; the EPA; and the Federal Deposit Insurance Corporation, or FDIC.

Information Assurance and Privacy Solutions. Our information assurance and privacy solutions enable our clients to achieve regulatory compliance, ensure business continuity, limit liability, and enhance privacy risk mitigation. Our experience in the federal government includes security planning and engineering, threat and vulnerability analysis, penetration testing, computer forensic analysis, education and training, intrusion detection and response system support, systems certification and accreditation, and privacy impact assessments.

We deliver a wide range of information assurance and privacy protection services to clients across government, including the Departments of Agriculture, Defense, Education, Health and Human Services, Homeland Security, Justice, Labor, and the Treasury; EPA; FDIC; the Office of Personnel Management, or OPM; the Securities and Exchange Commission; and the U.S. Agency for International Development, or USAID.

Information Sharing and Knowledge Management. We provide strategic advice on information sharing and we use our text and data mining, privacy, security, and identity management expertise to design solutions to meet clients’ needs for secure, efficient information sharing. We help our clients meet homeland security mandates and exploit the potential of the Internet for real-time analysis and decision-making.

Our knowledge management services and solutions help agencies effectively access, capture, retrieve, manage, use, and share enterprise information to maximize communication and productivity. We integrate commercial-off-the-shelf and custom applications to increase organizational knowledge flow and perform knowledge audits, portal design and configuration, usability analysis, taxonomy and metadata services, and enterprise information management governance and architectures, including access, content, document, and records management to enhance information sharing across systems and organizations. We provide these services for clients in the federal government, including the U.S. Air Force.

Outsourcing, Managed Services, and Infrastructure Modernization. We provide outsourcing and managed services solutions to help clients consolidate and modernize their infrastructures while preserving inherent value, improving customer service, and reducing the cost of operations using industry best practices, repeatable processes, and performance-based contracting methods. We support clients with operations management services and we may oversee their technical infrastructures, manage their applications and networks, or operate their entire business processes in accordance with service-level agreements. Clients we provide these services for include the Health Resources and Services Administration, the National Guard Bureau, FDIC, GAO, OPM, and USAID.

We deliver infrastructure management solutions, including IT service management consulting and enterprise systems management, to support our clients’ evolving business needs and missions. We help them to manage, successfully and cost-effectively, the complexity of geographically dispersed IT infrastructures and obtain increased operational efficiencies by aligning infrastructure and application performance measures with business performance measures.

Our solutions provide delivery of IT Infrastructure Library standards-based processes and the ISO 20000 standard for IT service management. We deliver IT service management consulting, education, and implementation services as part of a delivery methodology, which we integrate with our CMMI Level 3 processes.

Service-Oriented Architecture. With constant advances in IT, our clients have an ongoing need for a service-oriented architecture — a disciplined, standards-based framework for building and managing enterprise systems using shared services and infrastructure to increase business agility, reduce redundancy, and enable new modes of interaction. We apply service-oriented architecture processes, patterns, and technologies across the IT life cycle to align our clients’ resources with their missions, identify redundant services, capture business processes, and implement governance structures in existing enterprise architectures. We have experience in applying a wide range of service-oriented technologies, tools, and platforms, including Web service standards, service registries, enterprise service bus products, and large-scale integrated service-oriented architecture application suites.

We deliver service-oriented architecture-based solutions to the Departments of Agriculture and Defense; the Library of Congress; and USAID. Many of our ERP implementations are built on service-oriented architecture-based templates, industry best practices, and product roadmaps.

Training, Modeling, and Simulation. Our training services and solutions range from custom tools to integration of commercial systems. All are designed to enhance workforce performance at any level. We use our systematic development approach, based on rigorous Instructional System Development standards, to develop curriculum, computer- or Web-based distance learning, and e-learning solutions. We provide full life cycle services for implementing learning management systems and integrating the systems with legacy or commercial off-the-shelf products. Our closed loop system processes connect training to actual job performance and provides a mechanism to monitor, evaluate, and validate that the training achieves the desired outcomes through demonstrable on-the-job performance outcomes. We have designed and implemented training systems for clients across DoD and civil agencies.

Wireless Integration Services. Our wireless integration services include full life cycle consulting and security planning, enterprise deployment and integration, and application development. These services enable our clients to cost-effectively expand their infrastructures to the wireless enterprise. This makes information more accessible and offers portability, flexibility, security, and reliability.

Clients for whom we provided wireless integration services in fiscal 2007 include the Navy Exchange Service Command, where we performed an assessment and provided industry best practices for the security of their wireless environment, and the FDIC, where we developed and implemented cost savings methodologies.

TARGET MARKETS

We deliver our technology and strategic consulting services and solutions primarily to federal government clients within three target markets:

•	national security, which consists of two components:

•	command and control, communications, and intelligence, and

•	information systems for the Department of Defense;

•	civil government; and

•	health care and public health.

We also provide technology and strategic consulting services and solutions to a few commercial clients.

The following is a summary of our business in each of our markets:

	Total Revenue		Contract Backlog as of June 30, 2007
Market	Fiscal year ended June 30, 2007	Fiscal year ended June 30, 2006
	(in millions)
National security	$745.3	$697.2	$1,953.3
Civil government	395.6	374.5	1,030.1
Health care and public health	115.5	100.0	416.6
Commercial	12.5	7.6	10.2

Total	$1,268.9	$1,179.3	$3,410.2

National Security

We view the national security market as consisting of two distinct components: command and control, communications, and intelligence, and defense information systems.

Command and Control, Communications, and Intelligence. The broad range of services we deliver to national security, law enforcement, and intelligence agencies and organizations includes program management; research, systems analysis, and engineering; intelligence, surveillance, and reconnaissance; and counterintelligence and counterterrorism.

Our work on the U.S. Air Force Flexible Access Secure Transfer Technology Evaluation Project will help enhance coalition force interoperability and improve Joint forces situational awareness and communications. The program management, acquisition planning, spectrum management, modeling and simulation, and systems engineering services we provide are designed to enable U.S. and NATO military units to exchange secure, real-time data, voice, and video over the air across hundreds of miles.

The U.S. Army Natick Soldier Research Development and Engineering Center’s Future Force Warrior Advanced Technology Demonstration, the research and development foundation for the Ground Soldier System, is enhancing the safety, mobility, and situational awareness capabilities of U.S. soldiers. We play an integral role in this program through our work with the Air Force Research Laboratory Human Effectiveness Directorate and Future Force Warrior engineers and soldiers. For example, the leader system software we are developing condenses a large volume of information into a manageable interface, improving situational awareness for field platoon leaders. We are also integrating existing and emerging technologies, including speech recognition and the Air Force standard XML “Cursor on Target,” and helping to improve and augment ground operations to include route navigation planning, medical evacuation and remote physiological monitoring, unmanned ground sensor data management, and target prosecution and engagement.

The hyperspectral and synthetic imagery analysis we provide to the Army Space and Missile Defense Command is contributing to enhanced force protection for coalition forces in combat zones. In addition, our analysts are pioneering new technical analysis capabilities for homeland security, border security, and missile defense.

We perform a wide and expanding range of research and development services for the U.S. intelligence community, including software development and engineering to support prototype implementation, text mining, embedded programming, and analytical support. These solutions support our client in producing new organizational capabilities and providing computer application integrity and system and network protection.

Violent gang-related crimes are a growing trend across the country, and solving them is complicated by gang members’ mobility and growing realm of influence. Our GangNet database system is a browser-based investigative, analysis, and statistical resource used by law enforcement officials to record and track gang members and their activities. The system includes the individuals’ photos, street names, addresses and known associates, along with gang hand signals and images of their tattoos. The system is continuously updated with additional features, such as mapping and facial recognition. GangNet is used by law enforcement officers in 14 states (including cities such as Las Vegas, Los Angeles, and Minneapolis); the Bureau of Alcohol, Tobacco, Firearms, and Explosives; the Department of Homeland Security’s Immigration and Customs Enforcement; and the Federal Bureau of Investigation. It is also being used in Canada. Investigators can use the solution’s collaboration and information sharing capabilities across jurisdictions.

A Web-based reporting and management system we have developed for a federal law enforcement agency is helping to improve reporting time and data accuracy for criminal investigations. The portal is accessed by thousands of users across the United States to track and report criminal investigations by local and state agencies and features an advanced search capability and data capture mechanism to quickly disseminate information related to criminal activity. We have migrated over 30 years of legacy data into the new system and have developed a Web interface to simplify data entry.

Our AVALON rapid prototyping environment supports custom application development for the intelligence and aerospace communities. Using our experience and capabilities in service-oriented architecture, we have designed and developed a Web-services capability to enable users to access AVALON’s analytic capabilities through a Web browser. We continue to enhance this solution through government-funded research and development contracts.

We are conducting research into emerging computing systems and technologies to produce smaller, faster components with greater computing power. We are also building a prototype to ensure secure, user-specific downloads with a newly designed data containment service that protects computer systems and networks from viruses and worms and provides a safe area for users to work.

Defense Information Systems. We design, develop, integrate, and implement complex systems in accordance with network-centric and service-oriented enterprise architectures. We have subject matter expertise in logistics, transportation, acquisition, personnel, finance, and installation management.

In fiscal 2007, we were awarded a new contract to help the U.S. Marine Corps develop an integrated digital work environment for acquisition and life cycle systems management functions. The system will provide a secure and easily accessible common work environment for Marine Corps Systems Command personnel to work collaboratively with other internal and external stakeholders using consistent, automated business processes leveraging a fully integrated data environment. We are delivering a commercial off-the-shelf-based solution and providing requirements analysis, data architecture, systems engineering and integration, knowledge management, and training services.

For 20 years, we have supported the U.S. Transportation Command in its mission to deliver transportation, sustainment, and distribution services to the nation’s troops. The range of services we currently provide to Directorates across the Command includes joint exercise program management, enterprise architecture and portfolio management, training, critical infrastructure protection, and data management. In fiscal 2007, we expanded our support with new contracts to design and execute tabletop exercises for contingency planning, and to identify geographic information system technologies and best practices for resource management.

In 2003, the Army Communications-Electronics Command selected Galaxy Scientific Corporation, which we acquired in 2005 as a prime contractor on the Rapid Response contract. The information technology services we deliver under this contract help quickly deploy systems to satisfy the nation’s security, defense, and business needs. We received over 20 new task order awards in fiscal 2007 to deliver services to support Army programs around the world. For example, the systems analysis and architecture development work we performed has improved network infrastructure capabilities and will help develop a roadmap for future systems development. Our information assurance services support the Army’s Communications Security Logistics Activity’s supply chain management initiatives.

We have managed and operated the enterprise operations center for GuardNet XXI, the Army National Guard’s enterprise network communications structure, since 2001. GuardNet XXI serves as the communication channel for data and video between the Department of the Army and the National Guard Bureau, encompassing 54 states, U.S. territories, the National Capital Region, and the District of Columbia. The network delivers services to support command and control, mobilization, readiness training, and distance learning. In 2006, we were awarded a new performance-based contract to continue support to the enterprise Army National Guard IT environment. We manage several critical enterprise Army National Guard IT services. This includes wide area network services and other enterprise systems such as Microsoft’s Active Directory and Exchange Messaging, service desk, and international video operations. We provide network engineering, operations, and security; systems design, integration, implementation, and management; facility operations;

equipment maintenance; and support for a full time centralized service desk that receives, routes, and resolves IT support requests from users across all of the states and territories. We developed and have begun implementation of IT Infrastructure Library best practices designed to maximize performance targets in the areas of service availability, capacity, and responsiveness to service level objectives.

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

As the single systems integrator providing enterprise-wide IT infrastructure management services to the Federal Deposit Insurance Corporation, or FDIC, we support approximately 7,000 users at FDIC headquarters and 94 field offices nationwide. The services we deliver to this client include program management; client and help desk support; data center and local-area network operations; information security operations; systems and telecommunications engineering and integration support; and hardware/software procurement, distribution, and maintenance. During fiscal 2007, we led and supported key reengineering and process improvement initiatives — including desktop refresh for users, year-end processing to meet legislative changes, and automated server builds — to simplify the infrastructure, improve customer service, and reduce costs.

The comprehensive enterprise management infrastructure services we deliver to the Office of Personnel Management, or OPM, are helping modernize and improve network operations and processes. We are responsible for the design, architecture, and installation of the current infrastructure to ensure it is available, secure, and responsive to users; compliant with Federal requirements; and scalable to meet OPM’s current and future program needs. We are currently developing a strategic plan for modernizing the Personnel Investigations Processing System and integrating all systems that support the OPM personnel security program.

Since 2003, we have provided enterprise-wide technology services to help the National Archives and Records Administration, or NARA, increase the performance and reliability of its IT infrastructure aimed at helping this client meet a growing demand for electronic federal records and online services. We manage and maintain a nationwide network that ties together NARA’s users and offices, including the nationwide records centers and the Presidential Libraries. In addition to the program management, help desk, and network design, operations, and security services we contribute, we continue to analyze and implement emerging technologies to enhance customer support and upgrade network capabilities. In fiscal 2007, we engineered and implemented a major upgrade to NARA’s enterprise-wide directory and communications infrastructure, enhancing service to all NARA sites.

We developed and manage the National Practitioner Data Bank, or NPDB, and the Healthcare Integrity and Protection Data Bank, or HIPDB, on behalf of the U.S. Health Resources and Services Administration. These national flagging systems protect the public by collecting and disclosing adverse actions taken against health care practitioners, providers, and suppliers to authorized health care entities. In fiscal 2007 we were awarded a new contract to continue to operate, maintain, and enhance the data banks. The NPDB, a fee-for-query system, helps to ensure quality health care by providing a national system to verify adverse actions taken against practitioners and also helps to safeguard against high-risk practitioners moving from state to state or job to job without disclosing their past history. The HIPDB, also a fee-for query system, provides information on health care practitioners, providers, and suppliers and related fraud and abuse. The HIPDB serves the public by promoting quality health care and deterring health care fraud and abuse. Our services include software development, systems engineering, operations services, systems administration, testing, and security services.

We have a long history of delivering support to the EPA’s Brownfields Program. We provide technical research and analytical support, legislation and policy analysis, program planning, data analysis, communications and outreach, and facilitation and training to help EPA’s Office of Brownfields Cleanup and Redevelopment effectively manage the program. We also develop information management solutions to help them manage, report, and communicate activities, accomplishments, and performance measures for the program. Under two new contracts awarded in fiscal 2007, we will continue to provide the Brownfields Program with integrated program implementation and IT solutions.

Since 2003, we have provided a range of technical services to support USAID, a federal agency that delivers economic, development, and humanitarian assistance around the world. In fiscal 2007, we continued to work on critical agency initiatives, including modernization of a worldwide procurement system. The Global Acquisition System we developed supports the Web-based procurement process at USAID and features a real-time interface with the agency’s financial system, providing senior managers with integrated system reports to aid in decision making. We also worked with the Peace Corps to install satellite communications from 30 offices worldwide to the headquarters office in Washington, DC. We work with USAID’s Office of Economic Growth, Agriculture, and Trade to support their use of information and communication technology to help their global missions implement in-country aid programs. For example, we installed a wireless network infrastructure for the Government of Haiti and helped bring phone and Internet access to villages in Vietnam.

EXISTING CONTRACT PROFILE

Contract Types. As of June 30, 2007 we had over 900 active contract engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

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

Our historical contract mix, measured as a percentage of total revenue for the periods indicated, is summarized in the table below.

	Year Ended June 30,
	2007	2006	2005
Cost-plus-fee	43%	45%	46%
Time-and-materials	42	40	34
Fixed-price	15	15	20

Government Wide Acquisition Contracts and GSA Schedule Contracts. We are a leading supplier of technology and strategic consulting services and solutions to federal government clients under GWACs and are currently a prime contractor on three of the four largest information technology services GWACs, measured by the aggregate dollar amount of delivery order awards as of June 30, 2007. We also hold six GSA schedule contracts: Schedule 70, MOBIS, Environmental Advisory Services, Professional Engineering Services, Training and Course Development, and Logistics Worldwide. Despite recent reorganization challenges at GSA, GWACs and GSA schedule contracts remain popular contract award methods, offering flexible, cost-effective, and rapid procurement processes.

The following table sets forth our GSA schedule contracts and the GWAC contracts on which we currently act as a prime contractor. The period of performance indicated below includes all option years.

Contract name	Host agency	Period of performance	Contract ceiling value
			(in billions)
CIO-SP2i	NIH	December 2000–December 2010	$20.0
Millennia	GSA FAS	April 1999–April 2009	25.0
Millennia Lite	GSA FAS	June 2000–June 2010	20.0
Alliant	GSA FAS	August 2007–August 2017	50.0
GSA Schedule 70	GSA FAS	May 1997–August 2007	No ceiling
GSA MOBIS	GSA FAS	June 1998–September 2007	No ceiling
GSA EAS	GSA FAS	September 1999–August 2009	No ceiling
GSA PES	GSA FAS	October 2000–October 2010	No ceiling
GSA LOGWORLD	GSA FAS	August 2004–August 2009	No ceiling
GSA Training and Course Development	GSA FAS	December 2006-December 2011	No ceiling

Revenue under our GWAC and GSA schedule contracts accounted for 54% of our total federal government revenue in fiscal year 2007, 59% in fiscal year 2006 and 60% in fiscal year 2005.

We were awarded a prime contract by GSA under the new Alliant contract in 2007. Although GSA’s intent is for Alliant to replace the Millennia and ANSWER contracts, task orders on the Millennia contract may be extended for up to five years beyond April 2009, the current end date for its period of performance.

BACKLOG

As of June 30, 2007, our backlog was approximately $3.4 billion, of which $600.4 million was funded. As of June 30, 2006, our backlog was $3.3 billion, of which $512.8 million was funded. We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award ID/IQ contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, GWACs, or GSA schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.

We currently expect to recognize revenue during fiscal year 2008 from approximately 25% of our total backlog as of June 30, 2007. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2016.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. Our estimate of the portion of the backlog as of June 30, 2007 from which we expect to recognize revenue during fiscal year 2008 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

SUBCONTRACTORS

When we act as a prime contractor, as we typically do, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us as a prime contractor to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on a project, or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 29%, 30%, and 32% of our revenue for fiscal year 2007, 2006, and 2005, respectively. No single subcontractor performed work that accounted for more than 5% of our revenue during any of the last three fiscal years.

APPLIED RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

We are dedicated to giving our clients the innovative solutions they need to meet their most difficult technology challenges, both now and in the future. Our research and development, or R&D, team works with professionals across the company to assess client needs and ensure that our investments focus on meeting them.

For over 25 years, we have pursued internally- and government-funded R&D in such areas as data mining, natural language understanding, knowledge management, information assurance, and wireless applications. We continue to use our domain expertise and advanced technical knowledge to anticipate, identify, and develop forward-looking technologies to enable clients to meet their mission objectives.

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

CLIENTS

Our federal government clients typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate client so long as that client has independent decision-making and contracting authority within its organization. We consider each office or division within an agency or department, which engages us directly or through a prime contractor, to be a separate client. The National Guard, as a client group, accounted for approximately 10%, and 11% of our revenue in fiscal years 2006, and 2005, respectively. The United States Agency for International Development, as a client, accounted for approximately 10%, and 12% of our revenue in fiscal years 2006, and 2005, respectively. No other client or client group accounted for more than 10% of our revenue in any of the last three fiscal years.

In our fiscal year ended June 30, 2007, federal government clients accounted for 99% of our revenue, with approximately 1% attributable to commercial clients. In our fiscal year ended June 30, 2007, we derived approximately 58% of our revenue from national security clients, approximately 31% from civilian agencies and departments, approximately 9% from health care and public health clients, and approximately 1% from commercial clients. We currently support 14 of the 15 federal departments in the executive branch, all branches of the military services, and the judicial and legislative branches of the federal government.

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

U.S. Army Forces Command

Office of the Secretary of Defense

Defense Manpower Data Center

Defense Advanced Research Projects Agency

Defense Logistics Agency

Defense Information Systems Agency

National Guard Bureau

Various intelligence agencies

Department of Homeland Security

Defense Threat Reduction Agency

Department of the Treasury:

Internal Revenue Service

U.S. Mint

Department of Education

Department of Energy

Department of Justice

Department of the Interior

Department of Labor

Department of State

U.S. Agency for International Development

Department of Commerce

Department of Veterans Affairs

Department of Transportation:

Federal Aviation Administration

Department of Agriculture

U.S. Peace CorpsEnvironmental Protection Agency

Small Business Administration

National Archives and Records Administration

Library of Congress

General Services Administration

Government Accountability Office

Administrative Office of the U.S. Courts

Pension Benefit Guaranty Corporation

National Science Foundation

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

We encounter many of the same competitors in each of our three target markets. These competitors include:

•

Federal systems integrators such as Booz Allen Hamilton Inc., CACI International Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, ManTech International Corporation, Science Applications International Corporation, and Unisys Corporation;

•	Divisions of large defense contractors such as General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company;

•	Consulting firms such as Accenture Ltd, BearingPoint, Inc., and International Business Machines Corporation; and

•	Other smaller and specialized government information technology contractors.

EMPLOYEES AND CORPORATE CULTURE

Our success as a technology and strategic consulting services and solutions company is highly dependent on our employees. We believe we have been successful in developing a culture that enables our employees to succeed. We emphasize three essential attributes—an ethic of honesty and service, quality work and client satisfaction, and caring about our people. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings, and internal communications. Our active recruiting effort is aligned with our strategic business units and relies heavily on employee referrals in addition to a variety of other recruiting methods. Our primary source of our new recruits is employee referrals, which accounted for approximately 51% of our new hires in fiscal 2007. We have found these referrals to be a reliable source of excellent employees. As a result of our continued focus on our employees, in 2007 we were named by FORTUNE magazine as one of the “100 Best Companies to Work for” for the eighth consecutive year.

As of June 30, 2007, we had over 5,200 employees. Over two-thirds of our employees have federal government security clearances. Approximately 97% of our employees are professionals or managers with technology or domain expertise, and approximately 3% are administrative managers or support specialists. Our professional staff is highly educated, with approximately one-third holding advanced degrees. We have no employees represented by collective bargaining agreements, and we consider our relations with our employees to be good.

CORPORATE INFORMATION

We were incorporated as Systems Research and Applications Corporation in Virginia in 1976 and began operations in 1978. We reincorporated in Delaware as SRA International, Inc. in 1984. We generally contract with the federal government through our wholly-owned subsidiary, Systems Research and Applications Corporation, but we do business as SRA International, Inc.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of July 31, 2007, are as follows:

Name	Age	Title
Stanton D. Sloane	56	President and chief executive officer
Stephen C. Hughes	50	Chief financial officer and executive vice president operations
Barry S. Landew	48	Executive vice president for strategic development
Ernst Volgenau	73	Chairman of board of directors

Stanton D. Sloane joined us in April 2007 as our president and chief executive officer. He became a member of the Board of Directors in August 2007. Previously, Dr. Sloane served as executive vice president for Integrated Systems and Solutions at Lockheed Martin Corporation from 2004 to 2007 and as president for Lockheed Martin Management/Data Systems from 2003 to 2004. He began his career with General Electric Aerospace in 1984 and progressed through engineering, program management, and business development assignments in a variety of General Electric Aerospace and subsequently Lockheed Martin businesses. Dr. Sloane also served as an officer in the United States Navy.

Stephen C. Hughes is our chief financial officer and executive vice president operations. He has served as our chief financial officer since March 1996 and became executive vice president in August 2005. From May 1993 to August 2005 he served as senior vice president of finance and accounting. From March 1989 to May 1993, he was our vice president of finance; from April 1986 to March 1989, he served as our comptroller; and from 1984 to 1986, he served as our manager of accounting. Mr. Hughes practiced in the computer audit and tax groups of Coopers and Lybrand, which is now a part of PricewaterhouseCoopers LLP, from 1983 to 1984.

Barry S. Landew is our executive vice president for strategic development. He has served as our vice president for corporate development from 1989 through April 1993 and became executive vice president in August 2005. From 1980 to 1989, he served in various positions with us, including software engineer, program manager, and the head of marketing and sales and proposal development.

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

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 48%, 49%, and 53% of our revenue for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. A decline in overall U.S. military expenditures, or in the portion of those expenditures allocated to information technology services and solutions, could cause a decrease in our revenue and profitability. The reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism, the reconstruction of Iraq, or natural disaster recovery could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for 51%, 50%, and 46% of our revenue for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies, or in the portion of those expenditures allocated to information technology services and solutions, could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, natural disaster recovery, or other international conflicts.

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

Revenue from contracts with U.S. federal government agencies accounted for 99% of our revenue for all periods presented herein. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for 48%, 49%, and 53%, of our revenue for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business.

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

We believe that one of the key elements of our success is our position as the holder of six GSA schedule contracts and as a prime contractor under three GWACs and more than 35 agency-specific indefinite delivery/indefinite quantity, or ID/IQ, contracts. For the fiscal years ended June 30, 2007, 2006, and 2005, revenue from GSA schedule contracts, GWACs, and other ID/IQ contracts accounted for approximately 77%, 76%, and 77%, respectively, of our revenue from federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

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

For each of the past several years we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 29%, 30%, and 32% of our revenue for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately

29%, 30%, and 32% of our revenue for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the fiscal year ended June 30, 2007, we derived 43%, 42%, and 15% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

International sales may pose potentially greater risks.

International business may pose greater risks than domestic business due to the potential for changes in foreign economic, regulatory and political environments. International business may also be highly sensitive to changes in foreign national priorities and government budgets.

Work performed in foreign locations may be subject to foreign income and other taxes. We will incur costs in monitoring and complying with the tax laws and regulations in the various foreign locations where we do business, and these costs could be significant. Among other things, we could face scrutiny of transfer pricing arrangements by authorities in countries in which we operate. Failure to comply with all foreign tax laws and regulations may result in penalties and interest in addition to any tax liability owed. There are also U.S. and international regulations relating to investments, exchange controls and repatriation of earnings, as well as varying currency, political and economic risks.

It may be more difficult to enforce contracts and collect accounts receivable in foreign markets, and we may encounter longer payment cycles. In addition, some countries may provide reduced protection for our intellectual property rights. We will also be required to comply with complex U.S. laws regulating the export of technology.

We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business. Additionally, if we are unable to successfully integrate companies we acquire, our revenue and operating results may be impaired.

One of our strategies is to augment our organic growth through acquisitions. We have completed nine acquisitions of complementary companies that provide services in one of our three target markets. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. Additionally, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and we may not be able to successfully integrate the companies we acquire. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence. Any costs, liabilities, or disruptions associated with future acquisitions could harm our operating results. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to key employees of acquired companies, which could reduce our future revenue.

Our most recent acquisition of Constella Group, LLC, or Constella, is our largest acquisition to date. While substantially all of Constella’s revenues are generated in the health care and public health market, primarily under contracts with the U.S. government, approximately 40% of Constella’s revenues are from work performed outside the United States, and approximately 30% of its revenues are from commercial contracts primarily with customers in the pharmaceutical industry. The Constella acquisition expands our capabilities in the health care and public health market, but also exposes us to greater risks related to international and commercial work. We will likely be required to devote significant management attention and resources to manage and staff Constella’s international operations and we expect to incur increased travel, infrastructure and legal compliance costs associated with multiple international locations. In particular, Constella’s decentralized operations and financial systems will require us to incur significant costs to upgrade internal controls to become compliant with the Sarbanes Oxley Act of 2002.

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

As of June 30, 2007 we had approximately 200 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to one year. Our standard practice in the absence of a significant call-up is to provide for up to 15 days of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Other Risks Related To Our Stock

Our stock price is volatile and could decline.

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

As of August 10, 2007, Ernst Volgenau, our chairman, beneficially owned 112,768 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 65.1% of the combined voting power of our outstanding common stock. As of August 10, 2007, our executive officers, directors and former chairman of the board of directors as a group beneficially owned an aggregate of 2,122,244 shares of class A common stock and 14,199,828 shares of class B common stock, which represented approximately 77.3% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the former chairman of our board of directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Item 2. PROPERTIES

We lease our office facilities and we do not own any facilities or real estate. We have leased our corporate headquarters at 4300 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. Both of our headquarters’ leases expire on December 31, 2015. We also lease facilities in the following locations:

Alexandria, Virginia	Fort Walton Beach, Florida	Rockville, Maryland
Arlington, Virginia	Hatboro, Pennsylvania	Sacramento, California
Atlanta, Georgia	Herndon, Virginia	San Antonio, Texas
Baltimore, Maryland	Jacksonville, FL	San Diego, California
Boston, MA	Kingstowne, Virginia	Seattle, Washington
Chesapeake, Virginia	Landover, Maryland	Shrewsbury, New Jersey
College Park , Georgia	Lexington Park, Maryland	St. Louis, MO
Colorado Springs, Colorado	Minneapolis, Minnesota	Warner Robins, Georgia
Columbia, Maryland	New York, New York	Washington, DC
Dayton, Ohio	Newport Beach, California
Durham, North Carolina	Newport News, Virginia
Eatontown, New Jersey	Panama City, FL
Egg Harbor Township, New Jersey	Portsmouth, New Hampshire
Falls Church, Virginia	Portsmouth, New Hampshire
Fayetteville, North Carolina	Reston, Virginia

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2007, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 2, 2005, our board of directors declared a two-for-one stock split in the form of a 100 percent stock dividend on our common stock. The dividend was paid on May 27, 2005 to shareholders of record on May 13, 2005.

Since May 24, 2002, our class A common stock has been publicly traded on the New York Stock Exchange under the symbol “SRX.” Prior to May 24, 2002, our class A common stock was not publicly traded. From July 1, 2005 to June 30, 2007 the ranges of high and low sale prices of our class A common stock as reported by the New York Stock Exchange for each quarter during this period were as follows:

	High	Low
Year ended June 30, 2007:
First Quarter	$30.31	$23.31
Second Quarter	32.40	25.50
Third Quarter	28.19	20.65
Fourth Quarter	26.38	23.95

Year ended June 30, 2006:
First Quarter	$38.29	$32.21
Second Quarter	35.75	27.40
Third Quarter	38.28	30.15
Fourth Quarter	37.73	26.63

As of August 10, 2007, there were approximately 93 holders of record of our class A common stock and two holders of record of our class B common stock. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of August 3, 2007, the closing price of our class A common stock was $24.38.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sale of Unregistered Securities

We issued 46,392, 56,142, and 107,730 shares of our class A common stock to our SRA International, Inc. 401(k) Plan through matching contributions as determined by our board of directors during the fiscal years ended June 30, 2007, 2006, and 2005, respectively. These issuances were not sales within the meaning of the Act.

Share Repurchases

Our Board of Directors has authorized the repurchase of up to $40 million of our class A common stock. The timing, price, quantity and manner of the purchases can be determined at the discretion of our chief executive officer. We have not repurchased any shares in accordance with this authorization.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12.

Stock Performance Graph

The information included under this heading “Stock Performance Graph” is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return on our class A common stock from June 30, 2002 to June 30, 2007 with the cumulative total return of (i) the Russell 2000 stock index and (ii) the services sector index of the Goldman Sachs Technology Index, or the GSTI services index. This graph assumes the investment of $100.00 at the closing price on June 30, 2002 in our class A common stock, the Russell 2000 stock index, and the GSTI services index, and assumes any dividends are reinvested. The historical information set forth below is not necessarily indicative of future performance.

	June 30,
	2002	2003	2004	2005	2006	2007
SRA International, Inc.	100.00	118.61	156.86	257.38	197.41	187.25
Russell 2000	100.00	98.36	131.18	143.57	164.50	191.53
GSTI Services Index	100.00	90.35	105.06	103.60	121.08	150.65

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2007, 2006, and 2005, and the balance sheet data as of June 30, 2007 and 2006, are derived from our financial statements that have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, and are included in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2004 and 2003, and the balance sheet data as of June 30, 2005, 2004, and 2003, are derived from our financial statements that have been audited by Deloitte & Touche LLP and not included in this Form 10-K. The selected financial data reflect our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R in July 2005 and our acquisitions of Adroit Systems, Inc. in January 2003, ORION Scientific Systems in January 2004, Touchstone Consulting Group in April 2005, Galaxy Scientific Corporation in July 2005, Spectrum Solutions Group, Inc. in November 2005, Mercomms Unlimited, Inc. in April 2006, and RABA Technologies, LLC in October 2006. For more information on these more recent acquisitions, see Note 16 to our financial statements.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$1,268,872	$1,179,267	$881,770	$615,802	$450,375
Operating costs and expenses:
Cost of services	954,656	880,802	653,115	442,771	316,672
Selling, general and administrative (b)	200,204	183,297	126,404	100,919	82,753
Depreciation and amortization	21,187	18,201	13,141	10,511	8,962

Total operating costs and expenses	1,176,047	1,082,300	792,660	554,201	408,387

Operating income	92,825	96,967	89,110	61,601	41,988
Interest income (expense), net	6,276	4,232	3,442	1,474	1,387
Gain on equity method investment	—	—	—	—	1,031
Gain on sale of Assentor practice	—	—	—	—	4,685
Gain on sale of Mantas, Inc.	3,674	—	—	—	—
Other income	—	—	—	153	—

Income before taxes	102,775	101,199	92,552	63,228	49,091
Provision for income taxes	39,345	38,679	34,829	24,291	19,431

Net income	$63,430	$62,520	$57,723	$38,937	$29,660

Earnings per share: (a)
Basic	$1.12	$1.14	$1.09	$0.76	$0.69

Diluted	$1.09	$1.08	$1.02	$0.71	$0.62

Weighted-average shares: (a)
Basic	56,476,927	55,064,138	52,965,623	51,008,978	42,690,310

Diluted	58,381,788	57,738,875	56,549,303	54,738,028	47,459,972

	As of June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$212,034	$173,564	$162,973	$143,367	$158,264
Short-term investments	85	9,834	20,156	9,076	433
Working capital	297,085	299,567	285,489	229,796	219,655
Total assets	847,684	724,722	572,399	466,380	367,651
Total stockholders’ equity	625,455	533,297	429,092	339,268	283,015

(a)	Share and per share amounts have been adjusted to reflect the May 2005 two-for-one stock split.

(b)	Years ended June 30, 2007 and 2006 include $11.5 million and $13.2 million, respectively, of stock compensation expense recognized in accordance with SFAS No. 123R.

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

OVERVIEW

We are a leading provider of technology and strategic consulting services and solutions to the federal government. We offer a broad range of services that span the information technology life-cycle: strategic consulting; systems design, development and integration; and outsourcing and managed services. In addition, to address recurring client needs, we develop business solutions for contingency and disaster response planning; information assurance; business intelligence; privacy protection; enterprise architecture; infrastructure management; and wireless integration. We provide services in three target markets: national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence agencies, and other federal organizations with homeland security missions.

Since our founding in 1978 we have derived substantially all of our revenue from services provided to federal government clients. Although the federal information technology market is currently facing challenges as a result of the shift in expenditures to pay for the war against terrorism and other international conflicts, we believe that the federal government’s spending on IT will continue to increase over the next several years. According to the Federal IT Market Forecast, FY2007 – FY2012 report published by INPUT, an independent federal government market research firm, the contracted portion of the federal government spending on information technology budget is forecasted to grow at a compound annual growth rate of 5.6% over the next five years. In order to grow more rapidly than the market, we will need to take market share from our competitors. Our growth is driven in part by contract awards and how we build-out our contracts. Ideally, the level of quarterly business awards would exceed the revenue booked in the quarter to drive backlog growth.

In the near term, we face some uncertainties due to the current business environment. First, the Department of Defense continues to divert funding away from certain information technology initiatives to support the war against terrorism and the reconstruction of Iraq. Second, all civil agencies are operating under a continuing resolution through the end of the government’s fiscal year ending September 30, 2007, limiting spending for most agencies to the fiscal 2006 level. The resulting budget tightness has slowed industry growth. As growth has slowed in these areas of our market, we have experienced pricing pressure on new business opportunities. Increased competition, combined with the shortage of experienced contracting staff among government agencies, has increased the frequency of contract protests, which has in turn caused delays in many new awards. Additionally, it is difficult to hire and retain highly qualified individuals who have advanced technology and technical services skills and who work well with our clients in a government environment, especially those with security clearances.

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

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements, which have been approximately 1.0% to 2.0% of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

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

Revenue Growth

Our revenue growth is primarily organic, but has been augmented by selective strategic acquisitions. Our total revenue growth rate was 7.6% in fiscal year 2007. Our organic revenue growth rate was 3.4% in fiscal year 2007, driven by building-out existing accounts, broadening our client base, and leveraging our research and development into high value services. The table below details our largest contract awards that have contributed to our organic growth:

Client	Contract	Period of Performance	Initial Contract Award Value
			(in millions)
Federal Deposit Insurance Corporation	Technology Infrastructure Support	September 2004 –September 2009	$341.0
U.S. Agency for International Development	PRIME 2.2 Enterprise–Wide IT Services	December 2003 – January 2010	328.0
Environmental Protection Agency	Information Technology Solutions-Business Information Strategic Support (ITS-BISS)	April 2005 – April 2010	148.0
National Guard Bureau	Advanced Information Technology Services	March 2003 – September 2007	115.0
Government Accountability Office	IT Infrastructure Support	February 2003 – February 2009	105.0

A part of our growth strategy includes pursuing acquisitions. As of June 30, 2007, we have made the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
The Marasco Newton Group, Ltd.	Environment	January 4, 2002	$16.2
Adroit Systems, Inc.	Command and Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR)	January 31, 2003	38.3
ORION Scientific Systems	Counterterrorism	January 30, 2004	34.7
Touchstone Consulting Group, Inc.	Strategic Consulting	April 21, 2005	37.0
Galaxy Scientific Corporation	Command and Control, Communications, Computers, Intelligence (C4I)	July 1, 2005	98.7
Spectrum Solutions Group, Inc.	Enterprise Resource Planning	November 2, 2005	17.7
Mercomms Unlimited, Inc.	Maritime and Defense Communications	April 10, 2006	0.6
RABA Technologies, LLC	Intelligence	October 26, 2006	95.0

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog at the end of the year:

	Year Ended June 30,
	2007	2006	2005
	(in millions)
Backlog:
Funded	$600.4	$512.8	$453.2
Unfunded	2,809.8	2,748.8	2,296.9

Total backlog	$3,410.2	$3,261.6	$2,750.1

Our total backlog of approximately $3.4 billion as of June 30, 2007 represented a 4.6% increase over the fiscal year 2006 backlog. We currently expect to recognize revenue during fiscal year 2008 from approximately 25% of our total backlog as of June 30, 2007.

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

	Year Ended June 30,
	2007	2006	2005
Cost-plus-fee	43%	45%	46%
Time-and-materials	42	40	34
Fixed-price	15	15	20

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

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them on direct-billable jobs is critical to our success. The following table represents our headcount and our direct labor utilization over the past three years:

	Year Ended June 30,
	2007	2006	2005
Headcount	5,215	4,975	4,177
Direct labor utilization	78.8%	78.5%	78.8%

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 7.3%, 8.2%, and 10.1% for the years ended June 30, 2007, 2006, and 2005, respectively. The decrease in operating margin between fiscal 2006 and 2007 is primarily attributable to lower margins on recompeted contracts during fiscal 2007 compared to fiscal 2006. Additionally, the amortization associated with identified intangibles recorded as a result of our acquisition of RABA Technologies, LLC, or RABA, reduced operating margin in the year ended June 30, 2007. The decrease in operating margin between fiscal 2005 and 2006 is primarily due to the compensation expense related to share-based payment transactions recognized in accordance with the adoption of SFAS No. 123R on July 1, 2005.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Accounts receivable represents the most significant asset we report on our balance sheet. We reported DSO of 73 and 74 days for the year ended June 30, 2007 and 2006, respectively. The decrease in DSO was due to continued initiatives to improve our invoicing and collections processes.

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenue, for the periods indicated.

	Year Ended June 30,
	2007	% Change	2006	% Change	2005
	(in thousands)
Revenue	$1,268,872	7.6%	$1,179,267	33.7%	$881,770
Operating costs and expenses:
Cost of services	954,656	8.4	880,802	34.9	653,115
Selling, general, and administrative (a) (b)	200,204	9.2	183,297	45.0	126,404
Depreciation and amortization	21,187	16.4	18,201	38.5	13,141

Total operating costs and expenses	1,176,047	8.7	1,082,300	36.5	792,660

Operating income	92,825	(4.3)	96,967	8.8	89,110
Interest income, net	6,276	48.3	4,232	23.0	3,442
Gain on sale of Mantas, Inc.	3,674	100.0	—	—	—

Income before taxes	102,775	1.6	101,199	9.3	92,552
Provision for income taxes	39,345	1.7	38,679	11.1	34,829

Net income	$63,430	1.5%	$62,520	8.3%	$57,723

	(as a percentage of revenue)
Revenue	100.0%		100.0%		100.0%
Operating costs and expenses:
Cost of services	75.2		74.7		74.1
Selling, general and administrative (b)	15.8		15.5		14.3
Depreciation and amortization	1.7		1.5		1.5

Total operating costs and expenses	92.7		91.8		89.9

Operating income	7.3		8.2		10.1
Interest income, net	0.5		0.4		0.4
Gain on sale of Mantas, Inc.	0.3		—		—

Income before taxes	8.1		8.6		10.5
Provision for income taxes	3.1		3.3		4.0

Net income	5.0%		5.3%		6.5%

(a)	Years ended June 30, 2007 and 2006 include $11.5 million and $13.2 million, respectively, of stock compensation expense recognized in accordance with SFAS No. 123R.

(b)	Excluding the SFAS No 123R expense, selling, general, and administrative expense would have been 14.9% and 14.4% of revenue in fiscal 2007 and 2006, respectively.

Revenue

Our revenue increased 7.6% to $1.27 billion in fiscal 2007 from $1.18 billion in fiscal 2006. Organic revenue growth was 3.4% for the year, with the remainder of growth mostly attributable to our October 2006 acquisition of RABA which generated approximately $43 million in revenue during fiscal 2007. Our organic growth has been driven primarily by our Federal Deposit Insurance Corporation, or FDIC, contract, which generated approximately $25.5 million in additional revenue during fiscal 2007 compared to fiscal 2006.

Our revenue increased 33.7% to $1.18 billion in fiscal 2006, from $881.8 million in fiscal 2005. Organic revenue growth was 17.2% for the year, with the remainder of growth mostly attributable to our April 2005 and July 2005 acquisitions of Touchstone and Galaxy, respectively. Our organic growth has been driven in part by three large contracts, representing approximately 7.8% of our fiscal 2006 organic growth. Our FDIC contract, our Advanced Information Technology Services, or AITS, contract with the National Guard, and our United States Agency for International

Development, or USAID, contract were significant drivers of our revenue growth, generating approximately $79 million of additional revenue during fiscal 2006 compared to fiscal 2005.

Cost of Services

Cost of services increased 8.4% to $954.7 million in fiscal 2007, from $880.8 million in fiscal 2006. This increase in cost of services was due primarily to the increased volume of services provided under our FDIC contract, and the volume of services attributable to RABA’s existing contracts. As a percentage of revenue, cost of services increased to 75.2% in fiscal 2007, from 74.7% in fiscal 2006. This increase as a percentage of revenue was attributable primarily to lower margin on a re-competed contract during fiscal 2007 compared to fiscal 2006.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9.2% to $200.2 million in fiscal 2007, from $183.3 million in fiscal 2006. As a percentage of revenue, selling, general and administrative expenses increased to 15.8% in fiscal 2007 from 15.5% in fiscal 2006. This increase as a percentage of revenue resulted primarily from an increase in our allowance for doubtful accounts related to a potentially uncollectible receivable. Additionally, increased spending to recruit and retain staff during fiscal 2007 increased the ratio of selling, general and administrative expenses to revenue as compared to fiscal 2006.

Selling, general and administrative expenses increased 45.0% to $183.3 million in fiscal 2006, from $126.4 million in fiscal 2005. As a percentage of revenue, selling, general and administrative expenses increased to 15.5% in fiscal 2006 from 14.3% in fiscal 2005. This increase as a percentage of revenue resulted primarily from the adoption of SFAS No. 123R on July 1, 2005. Under SFAS No. 123R, share-based payments not fully vested as of July 1, 2005 and those granted in the year ended June 30, 2006 and future periods are measured at estimated fair value and included in selling, general and administrative expenses over the appropriate earning period. We recognized approximately $13.2 million of compensation costs in accordance with SFAS No. 123R in fiscal 2006. Excluding the impact of SFAS No. 123R, selling, general and administrative expenses as a percentage of revenue was 14.4% and 14.3% for the years ended June 30, 2006 and 2005, respectively. This increase as a percentage of revenue resulted primarily from increased costs associated with bid and proposal efforts and lower revenue due to the related transition of professional staff off of billable engagements to support the higher proposal activity.

Depreciation and Amortization

Depreciation and amortization increased 16.4% to $21.2 million in fiscal 2007, from $18.2 million in fiscal 2006. As a percentage of revenue, depreciation and amortization increased to 1.7% in fiscal 2007, from 1.5% in fiscal 2006. This increase in depreciation and amortization resulted primarily from the amortization associated with the identified intangibles recorded as a result of our acquisition of RABA.

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

Interest Income, net

Interest income, net increased to $6.3 million in fiscal 2007, from $4.2 million in fiscal 2006. This increase was due to a general rise in interest rates and a greater average cash and cash equivalents balance.

Interest income, net increased to $4.2 million in fiscal 2006, from $3.4 million in fiscal 2005. This increase was due to a general rise in interest rates and interest earned on amended tax return refunds from previous years.

Income Taxes

In fiscal 2007, our effective income tax rate increased slightly to 38.3%, from 38.2% in fiscal year 2006. In fiscal 2006 our effective tax rate increased to 38.2% from 37.6% in fiscal 2005. This increase was due primarily to additional services performed in higher taxing jurisdictions. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

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

As of June 30, 2007, our total cash and investments balances were $212.1 million. We used a total of approximately $102.2 million of cash in fiscal 2007 related to the acquisitions of RABA and Spectrum.

From our May 2002 initial public offering through June 30, 2007, we have been able to meet all of our liquidity requirements with cash generated from our operations. We believe we have adequate capital resources to fund our operating and liquidity and capital expenditure needs through at least fiscal 2008, and that our funds on hand and borrowing capacity are sufficient to execute our financial and operating strategy for the foreseeable future.

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

Fiscal 2007 Compared to Fiscal 2006

Net cash provided by operating activities was $122.4 million in fiscal 2007, compared to $86.8 million in fiscal 2006, or 1.9 and 1.4 times net income for fiscal 2007 and 2006 respectively. The higher cash provided by operating activities was driven primarily by increased customer collections as a result of internal process initiatives implemented to improve our invoicing and collection of accounts receivable. Additionally, the payment of year-end incentive compensation was made after year-end, whereas in prior years such payments were made in June of each year.

We used $101.2 million in net cash for investing activities in fiscal 2007, compared to $104.7 million in fiscal 2006. Three factors drive our investing cash outflows: capital expenditures, the purchase, sale or maturity of investments with maturities that exceed 90 days, and acquisitions. The lower cash used for investing activities in fiscal 2007 was due primarily to lower cash generated from the sale and maturity of investments in fiscal 2007 compared to fiscal 2006 which was partially offset by the proceeds received in the sale of our interest in Mantas, Inc.

Net cash provided by financing activities was $17.2 million in fiscal 2007, compared to $28.5 million in fiscal 2006. The decrease was due to lower stock option exercises and related tax benefits.

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

Net cash provided by financing activities was $28.5 million in fiscal 2006, compared to $14.6 million in fiscal 2005. The higher amount of cash provided by financing activities in the fiscal 2006 was primarily the result of our adoption of SFAS No. 123R in July 2005. Under SFAS No. 123R, excess tax benefits from share-based payments are presented as sources of financing activity cash flows.

Credit Facility and Borrowing Capacity

Acquisition of Constella Group, LLC

On August 9, 2007, we completed our acquisition of all of the outstanding stock of Constella Group LLC, or Constella, for approximately $186.9 million in cash. Approximately $51.6 million of the purchase price was used to repay all outstanding debt obligations of Constella on the closing date. Approximately $16.0 million was placed into escrow as security for the payment, if any, of post-closing net asset adjustments and to secure indemnification obligations. The equity purchase agreement has been filed as Exhibit 2.2 to this report. Constella is a privately-held provider of global health consulting services. Headquartered in Durham, NC, Constella is organized by three interrelated service offerings: domestic health sciences, international health development and global drug development. Financing for the acquisition consisted of available cash and borrowings under a credit facility obtained prior to closing.

Revolving Credit Facility

On August 9, 2007, we entered into a $100.0 million five-year unsecured revolving credit facility. The agreement has an accordion feature enabling the credit facility to be increased by an additional $100.0 million, subject to specified conditions. Outstanding borrowings under the agreement bear interest at a LIBOR based interest rate (currently LIBOR plus 75 basis points). Interest is payable throughout the period a borrowing is outstanding. We borrowed $100.0 million under this credit line to fund part of the acquisition of Constella.

STOCK PURCHASE AGREEMENT

On August 30, 2005, we and our chairman of the board of directors terminated a stock purchase agreement that required us to repurchase shares from the chairman’s estate upon his death. We had purchased term life insurance policies on our chairman to meet these repurchase obligations. We have terminated all related term life insurance policies. Expenses recognized under these policies were $49,000 for the year ended June 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2007 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at June 30, 2007.

	Payments due by period
Contractual obligations:	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$171,171	$28,971	$49,834	$35,744	$56,622

Total contractual obligations	$171,171	$28,971	$49,834	$35,744	$56,622

In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

RELATED PARTY TRANSACTIONS

In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which was formed with funding and other contributions received from unrelated third parties. Mantas, Inc. is a provider of services to the financial services industry to address anti-money laundering and other data mining issues. In fiscal 2005, we leased space and provided services to Mantas, Inc., for which we were reimbursed.

In October 2006, i-flex solutions completed its acquisition of Mantas, Inc. Our portion of the net sale proceeds was approximately $4.4 million, including a portion to be held in escrow. We recognized a total pre-tax gain of approximately $3.7 million during fiscal 2007. The remaining amount held in escrow will be recognized as a gain upon the release of funds pursuant to the terms of the escrow agreement.

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

We maintain reserves for doubtful accounts receivable that may arise in the normal course of business. This allowance for doubtful accounts is based on several factors, including the customer’s payment history, the age of the accounts receivable, and management's judgment regarding the likelihood of collection. Historically, we have not had significant write-offs of doubtful accounts receivable related to work we perform for the federal government. However, we do perform work on contracts and task orders where, on occasion, issues arise that lead to accounts receivable not being collected. It is our policy to provide reserves for the collectibility of accounts receivable when we determine that it is probable that we will not collect all amounts due and the amount of the reserve requirements can be reasonably estimated.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our fiscal 2007 organic growth rate of 3.4% as follows:

	Year Ended June 30,
	2007	2006	% Increase
Revenue, as reported	$1,268,872	$1,179,267	7.6%
Plus: Revenue from acquired companies for the comparable prior year period	—	48,022

Organic Revenue	$1,268,872	$1,227,289	3.4%

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating what effect the adoption of FIN 48 will have on our financial position, results of operations, or cash flows, particularly with respect to our recent acquisition of Constella.

During September 2006 the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material the registrant must adjust its financial statements. SAB No. 108 is applicable for our fiscal year ended June 30, 2007. Our adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our financial position, results of operations, or cash flows.

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

As of June 30, 2007 and 2006, the carrying value of financial instruments approximated fair value. These investments primarily consist of corporate and municipal bonds with maturities of 4 months or less that are classified as held-to-maturity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are submitted on pages F-1 through F-23 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2006, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the company of the New York Stock Exchange corporate governance listing standards.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This assessment excluded the internal control over financial reporting at RABA Technologies, LLC which was acquired on October 26, 2006 and whose financial statements reflect eight percent and one percent of net and total assets, respectively, three percent of revenue and six percent of net income of the related consolidated financial statement amounts as of and for the year ended June 30, 2007. Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2007.

Deloitte & Touche LLP (“D&T”), an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The D&T report immediately follows this report.

/S/ STANTON D. SLOANE
President and Chief Executive Officer

/s/ STEPHEN C. HUGHES
Chief Financial Officer and Executive Vice President Operations

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SRA International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at RABA Technologies LLC., which was acquired on October 26, 2006 and whose financial statements constitute eight percent and one percent of net and total assets, respectively, three percent of revenue, and six percent of net income of the consolidated financial statements as of and for the year ended June 30, 2007. Accordingly, our audit did not include the internal control over financial reporting at RABA Technologies LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company and our report dated August 10, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, VA

August 10, 2007

Item 9B. OTHER INFORMATION

None.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein is contained under the heading “Executive Officers of the Registrant” in Part I of this report. Other information required by this Item will be included under the headings “Proposal 1—Election of Directors” , “Corporate Governance” and “Section 16(a) Beneficial Ownership reporting Compliance” in the definitive proxy statement for our 2007 annual meeting of stockholders, or the 2007 proxy statement, which sections are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” in the 2007 proxy statement, which sections are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2007 proxy statement, which sections are incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the heading “Certain Relationships and Related Transactions” in the 2007 proxy statement, which section is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the heading “Proposal 2—Ratification of Selection of Independent Auditors” in the 2007 proxy statement, which section is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

(1) Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the three years ended June 30, 2007	F-23

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

2.2

Equity Purchase Agreement dated June 20, 2007 and Closing Agreement dated August 9, 2007, by and among SRA International, Inc., Systems Research Applications Corporation, Constella Group, LLC, and Donald A. Holzworth, as Seller Representative and certain identified shareholders of Constella. Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules of the Equity Purchase Agreement and Closing Agreement are omitted.

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

10.14††††	Employment Agreement dated April 18, 2007 between SRA International, Inc. and Stanton D. Sloane

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-31334).

†††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2002 (File No. 001-31334).

††††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. (File No. 001-31334).

^	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 001-31334).

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 15th day of August, 2007.

SRA INTERNATIONAL, INC.

By:	/S/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STANTON D. SLOANE Stanton D. Sloane	President and Chief Executive Officer (Principal Executive Officer)	August 15, 2007

/S/ STEPHEN C. HUGHES Stephen C. Hughes	Chief Financial Officer and Executive Vice President Operations (Principal Financial and Accounting Officer)	August 15, 2007

Ernst Volgenau	Chairman

/S/ JOHN W. BARTER John W. Barter	Director	August 15, 2007

/S/ RENATO A. DIPENTIMA Renato A. DiPentima	Director	August 15, 2007

/S/ LARRY R. ELLIS Larry R. Ellis	Director	August 15, 2007

/S/ MILES R. GILBURNE Miles R. Gilburne	Director	August 15, 2007

/S/ MICHAEL R. KLEIN Michael R. Klein	Director	August 15, 2007

David H. Langstaff	Director

Delbert C. Staley	Director

/S/ GAIL R. WILENSKY Gail R. Wilensky	Director	August 15, 2007

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 10, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 10, 2007

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30,
	2007	2006
Current assets:
Cash and cash equivalents	$212,034	$173,564
Short-term investments	85	9,834
Accounts receivable, net	262,409	268,908
Prepaid expenses and other	26,285	23,382
Deferred income taxes, current	5,860	4,839

Total current assets	506,673	480,527

Property and equipment, net	36,685	37,462

Other assets:
Goodwill	256,530	169,334
Identified intangibles, net	30,849	26,169
Deferred income taxes, noncurrent	8,163	3,462
Deferred compensation trust	8,784	7,768

Total other assets	304,326	206,733

Total assets	$847,684	$724,722

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30,
	2007	2006
Current liabilities:
Accounts payable and accrued expenses	$110,897	$115,545
Accrued payroll and employee benefits	81,711	59,463
Billings in excess of revenue recognized	16,980	5,952

Total current liabilities	209,588	180,960

Long-term liabilities:
Other long-term liabilities	12,641	10,465

Total long-term liabilities	12,641	10,465

Total liabilities	222,229	191,425

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 43,576,434 and 42,158,048 shares issued as of June 30, 2007 and 2006; 42,865,008 and 41,403,312 shares outstanding as of June 30, 2007 and 2006	174	169
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,199,828 and 14,459,828 shares issued and outstanding as of June 30, 2007 and 2006	57	58
Additional paid-in capital	302,970	274,552
Treasury stock, at cost	(5,996)	(6,302)
Retained earnings	328,250	264,820

Total stockholders’ equity	625,455	533,297

Total liabilities and stockholders’ equity	$847,684	$724,722

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2007	2006	2005
Revenue	$1,268,872	$1,179,267	$881,770
Operating costs and expenses:
Cost of services	954,656	880,802	653,115
Selling, general and administrative	200,204	183,297	126,404
Depreciation and amortization	21,187	18,201	13,141

Total operating costs and expenses	1,176,047	1,082,300	792,660

Operating income	92,825	96,967	89,110
Interest income, net	6,276	4,232	3,442
Gain on sale of Mantas, Inc.	3,674	—	—

Income before taxes	102,775	101,199	92,552
Provision for income taxes	39,345	38,679	34,829

Net income	$63,430	$62,520	$57,723

Earnings per share:
Basic	$1.12	$1.14	$1.09

Diluted	$1.09	$1.08	$1.02

Weighted-average shares:
Basic	56,476,927	55,064,138	52,965,623

Diluted	58,381,788	57,738,875	56,549,303

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock		Deferred Stock-Based Compensation	Retained Earnings	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, July 1, 2004	47,177,442	$194	20,374,410	$78	$241,695	(15,776,376)	$(46,560)	$(716)	$144,577	$339,268
Net income	—	—	—	—	—	—	—	—	57,723	57,723
Issuance of common stock (a)	2,134,537	9	—	—	10,128	—	—	56	—	10,193
Reissuance of treasury stock	—	—	—	—	4,030	122,530	405	—	—	4,435
Adjustment due to stock split	(10,937,171)	(49)	(3,882,352)	(12)	(41,255)	14,834,323	41,316	—	—	—
Tax benefits of stock option exercises	—	—	—	—	17,156	—	—	—	—	17,156
Shares converted between classes	864,592	3	(864,592)	(3)	—	—	—	—	—	—
Compensatory stock options issued or modified	—	—	—	—	—	—	—	240	—	240
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	77	—	77

Balance, June 30, 2005	39,239,400	157	15,627,466	63	231,754	(819,523)	(4,839)	(343)	202,300	429,092
Net income	—	—	—	—	—	—	—	—	62,520	62,520
Issuance of common stock (a)	1,751,010	7	—	—	13,911	—	—	(919)	—	12,999
Reissuance of treasury stock	—	—	—	—	3,198	134,162	799	—	—	3,997
Purchase of treasury stock	—	—	—	—	—	(69,375)	(2,262)	—	—	(2,262)
Tax benefits of stock option exercises	—	—	—	—	13,774	—	—	—	—	13,774
Shares converted between classes	1,167,638	5	(1,167,638)	(5)	—	—	—	—	—	—
FAS 123(R) stock based compensation	—	—	—	—	12,803	—	—	—	—	12,803
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	374	—	374

Balance, June 30, 2006	42,158,048	169	14,459,828	58	275,440	(754,736)	(6,302)	(888)	264,820	533,297
Net income	—	—	—	—	—	—	—	—	63,430	63,430
Issuance of common stock (a)	1,158,386	4	—	—	8,872	—	—	674	—	9,550
Reissuance of treasury stock	—	—	—	—	855	46,392	390	—	—	1,245
Purchase of treasury stock	—	—	—	—	—	(3,082)	(84)	—	—	(84)
Tax benefits of stock option exercises	—	—	—	—	6,521	—	—	—	—	6,521
Shares converted between classes	260,000	1	(260,000)	(1)	—	—	—	—	—	—
FAS 123(R) stock based compensation	—	—	—	—	11,282	—	—	—	—	11,282
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	214	—	214

Balance, June 30, 2007	43,576,434	$174	14,199,828	$57	$302,970	(711,426)	$(5,996)	$—	$328,250	$625,455

(a)	Relates to the exercise of stock options, vesting of restricted stock, and the issuance of common stock for the ESPP.

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$63,430	$62,520	$57,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,187	18,201	13,141
Stock-based compensation	11,496	13,177	317
Tax benefits of stock option exercises	—	—	17,156
Deferred income taxes	(5,722)	(1,901)	(3,570)
Gain on sale of Mantas, Inc.	(3,674)	—	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	17,425	(41,822)	(39,172)
Prepaid expenses and other	(2,667)	2,250	2,941
Accounts payable and accrued expenses	(8,991)	32,609	7,704
Accrued payroll and employee benefits	17,385	2,534	8,226
Billings in excess of revenue recognized	11,028	(664)	1,622
Other	1,547	(73)	(100)

Net cash provided by operating activities	122,444	86,831	65,988

Cash flows from investing activities:
Capital expenditures	(12,624)	(15,639)	(21,353)
Purchases of investments	—	(9,748)	(18,516)
Sales and maturities of investments	9,749	25,723	15,983
Acquisition of Touchstone Consulting Group, net of cash acquired	—	—	(37,124)
Acquisition of Galaxy Scientific Corporation, net of cash acquired	—	(95,645)	—
Acquisition of Spectrum Solutions Group, net of cash acquired	(8,000)	(8,802)	—
Acquisition of Mercomms Unlimited, net of cash acquired	—	(637)	—
Acquisition of RABA Technologies, net of cash acquired	(94,005)	—	—
Proceeds from sale of Mantas, Inc.	3,674	—	—

Net cash used in investing activities	(101,206)	(104,748)	(61,010)

Cash flows from financing activities:
Issuance of common stock	9,550	12,999	10,193
Tax benefits of stock option exercises	6,521	13,774	—
Reissuance of treasury stock	1,245	3,997	4,435
Purchase of treasury stock	(84)	(2,262)	—

Net cash provided by financing activities	17,232	28,508	14,628

Net increase in cash and cash equivalents	38,470	10,591	19,606
Cash and cash equivalents, beginning of period	173,564	162,973	143,367

Cash and cash equivalents, end of period	$212,034	$173,564	$162,973

Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$38,012	$26,377	$21,211

Cash received during the period:
Interest	$6,103	$4,219	$3,897

Income taxes	$938	$1,038	$652

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2007, 2006, and 2005

1. Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly-owned subsidiaries (SRA or the Company). All intercompany transactions and balances have been eliminated.

Nature of Business

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government, and health care and public health. Since SRA’s founding in 1978, the Company has derived substantially all of its revenue from services provided to federal government clients.

Revenue from contracts with federal government agencies was 99 percent of total revenue for all periods presented herein. The National Guard, as a client group, accounted for approximately 10 percent, and 11 percent of revenue for the years ended June 30, 2006, and 2005, respectively. The United States Agency for International Development, as a client, accounted for approximately 10 percent, and 12 percent of revenue for the years ended June 30, 2006, and 2005, respectively. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments in determining the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. The Company bases its estimates on historical experience and various other factors that are deemed reasonable at the time the estimates are made. Actual results may differ from estimates under different assumptions or conditions. See the Revenue Recognition section of this Note and Notes 2, 5, 10, and 11 for additional information on certain estimates included in the Company’s consolidated financial statements.

Revenue Recognition

Contract Accounting

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. The Company has a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a regular review of the Company’s contract performance. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and client satisfaction. During this review the Company determines whether the overall progress on a contract is consistent with the effort expended.

Absent evidence to the contrary, the Company recognizes revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where the Company performs systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is generally recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is generally recognized based on costs incurred because these services are directed by the Company’s customers and are subject to their needs which fluctuate throughout the contract period. The Company considers performance-based fees, including award fees, under any contract type to be earned when it can demonstrate satisfaction of performance goals, based upon historical experience, or the

Company receives contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of the Company’s contracts where we act as an agent to the transaction are excluded from the Company’s revenue and cost of services, except to the extent of any handling fee or profit earned.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of its standard management processes, facts develop that require the Company to revise our estimated total costs or revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

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

The Company maintains reserves for doubtful accounts receivable that may arise in the normal course of business. This allowance for doubtful accounts is based on several factors, including the customer's payment history, the age of the accounts receivable, and management's judgment regarding the likelihood of collection. Historically, the Company has not had significant write-offs of doubtful accounts receivable related to work performed for the federal government. However, the Company does perform work on contracts and task orders where, on occasion, issues arise that lead to accounts receivable not being collected.

Revenue for the years ended June 30, 2007, 2006, and 2005 was earned from the following contract types:

	2007	2006	2005
Cost-plus-fee	43%	45%	46%
Time-and-materials	42	40	34
Fixed-price	15	15	20

Software Licensing and Related Activities

The Company enters into arrangements, which may include the sale of licenses of the Company’s proprietary software, consulting services and maintenance, or various combinations of each element. The Company recognizes revenue based on Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations remain. In the limited cases where return or refund rights have been offered, the Company defers all revenue recognition until the end of the return or refund period. Total software licensing and related activities revenue was $5,368,000, $3,961,000, and $4,148,000 for the years ended June 30, 2007, 2006, and 2005, respectively. Software licensing of the Company’s proprietary software and related activities revenue was less than one percent of consolidated revenue for all periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs, which are included in selling, general and administrative expenses, were $1,215,000, $1,290,000, and $1,638,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

Internal-Use Computer Software

The Company capitalizes costs incurred to license and implement software for internal-use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.” Such costs are amortized over periods ranging from three to seven years. Internal-use software costs capitalized were $213,000, $638,000, and $2,813,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

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

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property and equipment, including capitalized internal-use computer software, was $14,428,000, $13,205,000, and $11,150,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

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

As of June 30, 2007 and 2006, the carrying value of financial instruments approximated fair value. These investments primarily consist of corporate and municipal debt obligations with maturities of 4 months or less that are classified as held-to-maturity.

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

Undistributed earnings are calculated as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Net income	$63,430	$62,520	$57,723
Less: dividends	—	—	—

Undistributed earnings	$63,430	$62,520	$57,723

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Year Ended June 30,
	2007		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	42,151	14,326	40,270	14,794	36,937	16,028
Assumed conversion of class B shares	14,326	—	14,794	—	16,028	—
Effect of potential exercise or vesting of stock-based awards	1,905	—	2,675	—	3,584	—

Diluted weighted-average common shares outstanding	58,382	14,326	57,739	14,794	56,549	16,028

Stock options that were not included in the computation of diluted weighted-average common shares outstanding, because to do so would have been antidilutive were 1,749,771, 1,490,708, and 375,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2007		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	42,151	14,326	40,270	14,794	36,937	16,028
Divided by: Total weighted-average shares outstanding (class A and class B)	56,477	56,477	55,064	55,064	52,966	52,966
Multiplied by: Undistributed earnings	$63,430	$63,430	$62,520	$62,520	$57,723	$57,723

Subtotal	$47,340	$16,090	$45,723	$16,797	$40,255	$17,468
Divided by: Weighted-average shares outstanding	42,151	14,326	40,270	14,794	36,937	16,028

Earnings per share	$1.12	$1.12	$1.14	$1.14	$1.09	$1.09

Diluted
Weighted-average shares outstanding	58,382	14,326	57,739	14,794	56,549	16,028
Divided by: Total weighted-average shares outstanding (class A and class B)	58,382	58,382	57,739	57,739	56,549	56,549
Multiplied by: Undistributed earnings	$63,430	$63,430	$62,520	$62,520	$57,723	$57,723

Subtotal	$63,430	$15,565	$62,520	$16,019	$57,723	$16,361
Divided by: Weighted-average shares outstanding	58,382	14,326	57,739	14,794	56,549	16,028

Earnings per share	$1.09	$1.09	$1.08	$1.08	$1.02	$1.02

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effect the adoption of FIN 48 will have on its financial position, results of operations, or cash flows, particularly with respect to its recent acquisition of Constella.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material the registrant must adjust its financial statements. SAB No. 108 is applicable for the Company’s fiscal year ended June 30, 2007. The adoption of SAB No. 108 did not have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on its financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation, including the reclassification of prepaid software licenses and maintenance on cost-plus-fee and time-and-materials contracts from accounts receivable to billings in excess of revenue recognized.

2. Accounts Receivable:

Accounts receivable, net as of June 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Billed and billable, net of allowance of $2,689 and $1,614 as of June 30, 2007 and 2006, respectively	$240,735	$245,007

Unbilled:
Retainages	4,508	5,347
Revenue recorded in excess of milestone billings on fixed-price contracts	11,585	7,210
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	7,188	13,079
Allowance for unbillable amounts	(1,607)	(1,735)

Total unbilled	21,674	23,901

Total accounts receivable	$262,409	$268,908

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at June 30, 2007 are expected to be billed and collected within one year except for approximately $1.5 million related to a portion of retainages.

3. Prepaid Expenses and Other:

Prepaid expenses and other as of June 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Hardware and equipment purchased on behalf of customers	$1,706	$10,468
Prepaid maintenance and software	17,610	7,385
Other	6,969	5,529

Total prepaid expenses and other	$26,285	$23,382

4. Property and Equipment:

The components of property and equipment as of June 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Leasehold improvements	$25,853	$24,653
Furniture, equipment, and software	65,636	59,387

Subtotal	91,489	84,040
Less: Accumulated depreciation and amortization	(54,804)	(46,578)

Total property and equipment, net	$36,685	$37,462

5. Goodwill and Identified Intangibles:

The components of goodwill and identified intangible assets as of June 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Goodwill	$256,530	$169,334
Identified intangibles	46,704	35,265

Subtotal	303,234	204,599
Less: Accumulated amortization	(15,855)	(9,096)

Total goodwill and identified intangibles	$287,379	$195,503

Goodwill must be reviewed annually for impairment. The Company performs this review at the beginning of each calendar year. The Company performed the annual goodwill impairment analysis as of January 1, 2007 and concluded that there was no impairment of goodwill. Amortization expense of identified intangibles was $6,759,000, $4,996,000, and $1,991,000 for the years ended June 30, 2007, 2006, and 2005, respectively. Identified intangibles are being amortized on a straight-line basis over a period of 5 to 12 years.

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of July 1, 2005	89,214
Acquisitions of Galaxy and Spectrum	80,120

Balance as of June 30, 2006	169,334
Acquisitions of RABA and Spectrum	87,196

Balance as of June 30, 2007	$256,530

Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2008	$7,533
2009	6,983
2010	6,206
2011	4,845
2012	2,199
Thereafter	3,083

Total	$30,849

6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of June 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Vendor obligations	$101,877	$108,803
Current taxes payable and other	9,020	6,742

Total accounts payable and accrued expenses	$110,897	$115,545

7. Accrued Payroll and Employee Benefits:

Accrued payroll and employee benefits as of June 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Accrued salaries and incentive compensation	$35,018	$17,714
Accrued leave	32,334	27,858
Accrued fringe benefits	14,359	13,891

Total accrued payroll and employee benefits	$81,711	$59,463

8. Other Long-Term Liabilities:

Other long-term liabilities as of June 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Liability to deferred compensation plan participants	$8,784	$7,768
Incentives for tenant improvements and other	3,857	2,697

Total other long-term liabilities	$12,641	$10,465

9. Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan (Plan). All regular and full-time employees are generally eligible to participate in the Plan. The board of directors of SRA may elect to make matching or other discretionary contributions to the Plan. The Company’s matching contribution expense was $12,484,000, $10,026,000, and $7,477,000 for the years ended June 30, 2007, 2006, and 2005, respectively, including the value of the stock described in the next paragraph.

Plan participants may elect to receive matching contributions in cash, company stock, or a combination of the two. Matching contributions are earned by participants on the basis of their calendar year contributions to the Plan. The Company makes the matching contributions, including the transfer of class A common stock, each January for participant contributions made during the previous calendar year. The Company contributed 46,392, 56,142, and 107,730 shares of class A common stock to the Plan during the years ended June 30, 2007, 2006, and 2005, respectively.

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

Treasury Stock

In limited circumstances, the Company may elect to repurchase shares of outstanding common stock from employees upon the exercise of stock options, or upon the vesting of restricted stock, for the purpose of satisfying the minimum required tax withholding.

Our Board of Directors has authorized the repurchase of up to $40 million of the Company’s class A common stock. The timing, price, quantity and manner of the purchases can be determined at the discretion of the Company’s CEO. The Company has not repurchased any shares in accordance with this authorization.

Stock Options

Accounting for Stock-Based Compensation:

Stock-Based Benefit Plans

The Company maintained a key employee incentive plan that was approved by the Company’s stockholders in November 1994. All options granted by the Company from November 1994 until January 2002 were granted under this 1994 plan. Following completion of the Company’s initial public offering of stock in May 2002, no additional options were granted under this plan. Under the terms of the plan, options to purchase class A common stock or class B common stock were granted by the board of directors to key employees. The option price per share was determined by the board of directors and generally was no less than the fair value of the stock on the date of grant of the option. Prior to becoming publicly traded, the Company retained an independent valuation firm to assist the board of directors in assessing the fair value of the stock. Each option is exercisable within periods and in increments determined by the board of directors.

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Upon adoption, up to 7,058,822 shares of class A common stock were reserved for issuance under the 2002 plan. Pursuant to the terms of the 2002 plan, the number of shares authorized for issuance automatically increases at the beginning of each fiscal year, beginning with the fiscal year ended June 30, 2004. An additional 8,074,514 shares of class A common stock were reserved for issuance pursuant to the automatic increase feature of the 2002 plan through July 1, 2007. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the compensation committee of the board of directors, which determines the number of shares covered by options, and the exercise price, vesting period, and duration of option grants. The board of directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

Adoption of SFAS No. 123R

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in financial statements. The Company applied the modified prospective method under which compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. The Company's restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning July 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $6.5 million and $13.8 million for the years ended June 30, 2007 and 2006, respectively. Such benefits were $17.2 million for the year ended June 30, 2005, and are presented as a component of operating cash flows.

Under the provisions of SFAS No. 123R, the Company recorded $11.5 million and $13.2 million of stock-based compensation expense in its statement of operations for the years ended June 30, 2007 and 2006, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.12 and $0.14 for the years ended June 30, 2007 and 2006, respectively.

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

The Company has 10-year and 15-year options. The following weighted-average assumptions were used for option grants during the years ended June 30, 2007, 2006 and 2005:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the years ended June 30, 2007, 2006, and 2005 was 31 percent, 32 percent and 31 percent, respectively.

Expected Term. The expected term was estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted for all periods presented was 5 years.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The weighted-average risk-free interest rate used in valuing options granted during the years ended June 30, 2007, 2006 and 2005 was 4.7 percent, 4.2 percent, and 3.6 percent, respectively.

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

The Company recorded $11.5 million and $13.2 million of stock-based compensation expense for the years ended June 30, 2007 and 2006, respectively. The lower stock-based compensation expense reflects adjustments to account for the forfeitures of certain share-based awards in excess of what was estimated at the time of grant.

As of June 30, 2007, there was $23.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 14 months.

Stock Option Activity

During the year ended June 30, 2007, the Company granted stock options to purchase 627,202 shares of class A common stock at a weighted-average exercise price of $25.48 per share based on the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted for the years ended June 30, 2007, 2006, and 2005, was $9.27, $12.32, and $7.80, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the years ended June 30, 2007, 2006, and 2005, was $5.2 million, $18.1 million, and $16.3 million respectively. The options vest at the rate of 25 percent per year over four years, beginning on the date of grant and expire ten years from the grant date.

The following table summarizes stock option activity for the year ended June 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2006	7,666,784	$18.00	$80,365
Options granted	627,202	25.48	$—
Options exercised	(1,137,725)	7.33	$21,144
Options cancelled and expired	(537,464)	29.44	$1,087

Shares under option, June 30, 2007	6,618,797	$19.62	$51,440

Options exercisable at June 30, 2007	3,983,695	$14.83	$45,846

Shares reserved for equity awards at June 30, 2007	6,268,751

Information with respect to stock options outstanding and stock options exercisable at June 30, 2007 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.17 - $5.07	1,209,458	6.8 years	$4.12
$10.85 - $16.80	1,774,089	8.2	$14.37
$19.39 - $25.81	2,037,180	7.6	$22.10
$26.09 - $35.40	1,598,070	8.0	$34.02

	6,618,797

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.17 - $5.07	1,209,458	6.8 years	$4.12
$10.85 - $16.80	1,512,103	8.5	$14.00
$19.39 - $25.81	751,664	6.9	$20.92
$26.09 - $35.40	510,470	7.6	$33.69

	3,983,695

During the years ended June 30, 2007 and 2006, the Company also granted 295,337 and 35,450 nonvested restricted shares at a weighted-average grant date fair market value of $26.02 and $30.06 per share, respectively. These shares vest at the rate of 25 percent per year over four years.

The following table summarizes restricted stock activity for the year ended June 30, 2007:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2006	44,450	$27.75
Restricted shares granted	295,337	26.02
Restricted shares vested	(13,276)	27.09
Restricted shares forfeited	(18,465)	26.07

Nonvested restricted shares at June 30, 2007	308,046	$26.65

As of June 30, 2007, there were 6,268,751 shares of Class A common stock reserved for issuance under the 2002 Stock Incentive Plan.

Pro Forma Disclosures

Under the modified prospective method, results for the year ended June 30, 2005 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the year ended June 30, 2005 (in thousands, except per share amounts) are presented below.

2005
Net income, as reported	$57,723
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	317
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,845)

Pro forma net income	$52,195

Earnings per share:
Basic—as reported	$1.09

Basic—pro forma	$0.99

Diluted—as reported	$1.02

Diluted—pro forma	$0.92

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP was available to all eligible employees beginning on January 1, 2005. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 100% of the average of the high and low price of the common stock on the last day of each offering period. Employees purchased 47,347 and 36,179 shares for the years ended June 30, 2007 and 2006, respectively, under the ESPP.

11. Income Taxes:

The provision for federal and state income taxes for the years ended June 30, 2007, 2006, and 2005, included the following (in thousands):

	2007	2006	2005
Current provision:
Federal	$37,789	$33,802	$31,328
State	7,278	6,778	7,071
Deferred provision:
Federal	(5,127)	(1,622)	(2,268)
State	(595)	(279)	(1,302)

Total income tax provision	$39,345	$38,679	$34,829

The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended June 30, 2007, 2006, and 2005 as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.2	4.2
Stock-based compensation	0.0	0.1	0.1
Municipal bond interest	(0.9)	(0.5)	(0.9)
Refunds and credits	(0.1)	(0.8)	(1.0)
Nondeductible expenses and other	0.1	0.2	0.2

Effective tax rate	38.3%	38.2%	37.6%

The components of the net deferred tax asset as of June 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Compensated absences and other accruals not yet deductible for tax purposes	$16,973	$14,762
Financial statement depreciation in excess of tax depreciation	6,037	3,464
Deferred compensation	2,569	1,987
Nonqualified stock awards	9,061	4,927
State job creation credits	201	399

Total deferred tax assets	34,841	25,539

Deferred tax liabilities:
Identified intangibles	(8,188)	(5,809)
Prepaid expenses	(6,571)	(2,804)
Unbilled contract revenue	(4,579)	(7,228)
Capitalized software	(1,480)	(1,397)
Other	—	—

Total deferred tax liabilities	(20,818)	(17,238)

Net deferred tax asset	$14,023	$8,301

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

Leases

Net rent expense for the years ended June 30, 2007, 2006, and 2005 was as follows (in thousands):

	2007	2006	2005
Office space	$30,637	$27,649	$23,726
Sublease income	(1,486)	(1,085)	(936)

Subtotal	29,151	26,564	22,790
Furniture and equipment	707	881	737

Total	$29,858	$27,445	$23,527

The following table summarizes our future minimum rental commitments under noncancellable operating leases, primarily for office space, as of June 30, 2007 (in thousands).

	Rental Commitments	Sublease Income	Net Commitments
Years ending June 30,
2008	$28,971	$631	$28,340
2009	26,732	632	26,100
2010	23,102	—	23,102
2011	18,954	—	18,954
2012	16,790	—	16,790
Thereafter	56,622	—	56,622

Total minimum lease payments	$171,171	$1,263	$169,908

The Company leases all of its office facilities. Leases for certain office space entitle the Company to incentives for tenant improvements, rent holidays, or rent escalation clauses pursuant to its lease agreements. The incentives for tenant improvements are recorded as liabilities and amortized as reductions in rent expense over the term of the respective leases. The Company recognizes rent expense, including escalated rent and rent holidays, on a straight-line basis over the term of the lease. Certain lease commitments are subject to adjustment based on changes in the Consumer Price Index.

Capitalized lease obligations included in accounts payable and accrued expenses were $58,000 and $146,000 as of June 30, 2007 and 2006 and represent the current portion of amounts due under leases for the use of computers and other equipment. The long-term portion of the capital lease obligations was approximately $350,000 and $46,000 at June 30, 2007 and 2006, respectively and is included in other long-term liabilities. Included in property and equipment are related assets of $1,018,879 and $1,362,000 less accumulated amortization of $522,000 and $1,187,000 as of June 30, 2007 and 2006, respectively.

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

In October 2006, i-flex solutions completed its acquisition of Mantas, Inc. The Company’s portion of the net sale proceeds was approximately $4.4 million, including a portion to be held in escrow. The Company recognized a total pre-tax gain of approximately $3.7 million during fiscal 2007. The remaining amount held in escrow will be recognized as a gain upon the release of funds pursuant to the terms of the escrow agreement.

For the periods presented, Mantas, Inc. utilized certain services provided by the Company, for which Mantas, Inc. reimbursed the Company for such services. The Company allowed Mantas, Inc. to obtain certain travel and insurance-related services utilizing the Company’s existing relationships with vendors. The total of such services received by Mantas, Inc. was approximately $183,000 for the year ended June 30, 2005. Additionally, the Company provided labor services when requested by Mantas, Inc. to support its administrative and client support activities. Approximately $304,000 of such labor services were provided for the year ended June 30, 2005.

15. Segment Reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company reports one operating segment for financial reporting purposes, the Consulting & System Integration (C&SI) business, which aggregates all of its current operations.

The C&SI segment represents the Company's core business and includes high-end consulting services and information technology solutions primarily for federal government clients. Since October 2002, the C&SI segment has represented all of the Company's ongoing operations.

16. Acquisitions:

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

Spectrum Solutions Group, Inc.

In November 2005, the Company acquired Spectrum Solutions Group, Inc., or Spectrum, a privately-held provider of enterprise solutions such as Oracle, SAP, PeopleSoft, and Seibel applications and technologies to the federal government. The Company acquired Spectrum for approximately $9.7 million, net of acquisition costs, from cash on hand. Approximately $0.9 million of the purchase price was allocated to identified intangibles and approximately $6.7 million to goodwill. The Company agreed to make additional purchase price payments contingent upon the achievement of certain milestones by Spectrum. In January 2007, the Company paid former shareholders of Spectrum $8.0 million in additional purchase price. This additional purchase price payment resulted in an $8.0 million addition to goodwill. A final additional purchase price payment, if certain milestones are met, will be paid to the former shareholders of Spectrum in the quarter ending September 30, 2008. Pursuant to the requirements of SFAS No. 141, “Business Combinations,” the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Mercomms Unlimited, Inc.

Effective April 10, 2006, SRA acquired Mercomms Unlimited, Inc., or Mercomms, which specializes in advanced maritime and defense communications technologies for the federal government. Mercomms was acquired for approximately $637,000, substantially all of which was assigned to identified intangibles. Pursuant to the requirements of SFAS No. 141, “Business Combinations,” the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

RABA Technologies, LLC

In October 2006, the Company completed its acquisition of RABA Technologies, LLC or RABA, a provider of high-end technical services to the national security and intelligence communities. RABA’s services include software development, systems integration and operational support. The Company acquired RABA for approximately $95.0 million, net of acquisition costs, from cash on hand. Approximately $11.4 million of the purchase price was allocated to identified intangible assets and approximately $79.2 million to goodwill.

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

17. Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Revenue	Operating Income	Income Before Taxes	Net Income	Earnings Per Share (a)
					Basic	Diluted
Year Ended June 30, 2007
1st Quarter	$304,034	$22,831	$24,674	$15,121	$0.27	$0.26
2nd Quarter	321,045	22,064	27,209	16,683	0.30	0.29
3rd Quarter	317,586	22,779	23,952	14,973	0.26	0.26
4th Quarter	326,207	25,151	26,940	16,653	0.29	0.28

Year Ended June 30, 2006
1st Quarter	$280,695	$22,788	$23,521	$14,390	$0.27	$0.25
2nd Quarter	305,313	24,220	25,257	15,903	0.29	0.28
3rd Quarter	296,098	23,019	23,845	14,783	0.27	0.26
4th Quarter	297,161	26,940	28,576	17,444	0.31	0.30

(a)	The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computing the weighted-average number of shares in the interim period.

18. Subsequent Event:

Acquisition of Constella Group, LLC

On August 9, 2007, the Company completed its acquisition of all of the outstanding stock of Constella Group LLC, or Constella, for approximately $186.9 million in cash. Approximately $51.6 million of the purchase price was used to repay all outstanding debt obligations of Constella on the closing date. Approximately $16.0 million was placed into escrow as security for the payment, if any, of post-closing net asset adjustments and to secure indemnification obligations. The equity purchase agreement has been filed as Exhibit 2.2 to this report. Constella is a privately-held provider of global health consulting services. Headquartered in Durham, NC, Constella employs more than 1,500 professionals organized by three interrelated service offerings: domestic health sciences, international health development and global drug development. Financing for the acquisition consisted of available cash and borrowings under a credit facility obtained prior to closing.

Revolving Credit Facility

On August 9, 2007, the Company entered into a $100.0 million five-year unsecured revolving credit facility. The agreement has an accordion feature enabling the credit facility to be increased by an additional $100.0 million, subject to specified conditions. Outstanding borrowings under the agreement bear interest at a LIBOR based interest rate (currently LIBOR plus 75 basis points). Interest is payable throughout the period a borrowing is outstanding. The Company borrowed $100.0 million under this credit line to fund part of the acquisition of Constella.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

Years Ended June 30, 2007, 2006 and 2005

Schedule II—Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended June 30, 2007, 2006, and 2005, was as follows (in thousands):

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2007	$1,614	$1,510	$567	$132	*	$2,689
2006	1,159	75	49	429	*	1,614
2005	1,425	74	380	40	*	1,159
Allowance for Unbillable Amounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2007	$1,735	$—	$128	$—		$1,607
2006	1,852	21	138	—		1,735
2005	1,861	51	60	—		1,852

*	Represents allowances assumed in connection with acquisitions.