Form 10-Q
period 2007-09-30
SRA INTERNATIONAL INC
filed 2007-11-09
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes   ☐    No  ☒

As of November 2, 2007, there were 43,365,461 shares outstanding of the registrant’s class A common stock and 14,199,828 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2007

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	September 30, 2007	June 30, 2007
Current assets:
Cash and cash equivalents	$103,070	$212,034
Restricted cash	855	—
Short-term investments	85	85
Accounts receivable, net	321,819	262,409
Prepaid expenses and other	27,538	26,285
Deferred income taxes, current	11,174	5,860

Total current assets	464,541	506,673

Property and equipment, net	41,385	36,685

Other assets:
Goodwill	387,484	256,530
Identified intangibles, net	44,372	30,849
Deferred income taxes, noncurrent	6,947	8,163
Deferred compensation trust	8,588	8,784
Other assets	10,714	—

Total other assets	458,105	304,326

Total assets	$964,031	$847,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	September 30, 2007	June 30, 2007
Current liabilities:
Accounts payable and accrued expenses	$135,485	$110,897
Accrued payroll and employee benefits	81,447	81,711
Billings in excess of revenue recognized	17,993	16,980

Total current liabilities	234,925	209,588

Long-term liabilities:
Long-term debt	50,000	—
Other long-term liabilities	25,641	12,641

Total long-term liabilities	75,641	12,641

Total liabilities	310,566	222,229

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 44,034,077 and 43,576,434 shares issued as of September 30, 2007 and June 30, 2007; 43,316,778 and 42,865,008 shares outstanding as of September 30, 2007 and June 30, 2007	176	174
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,199,828 shares issued and outstanding as of September 30, 2007 and June 30, 2007	57	57
Additional paid-in capital	312,747	302,970
Treasury stock, at cost	(6,134)	(5,996)
Accumulated other comprehensive loss	(54)	—
Retained earnings	346,673	328,250

Total stockholders’ equity	653,465	625,455

Total liabilities and stockholders’ equity	$964,031	$847,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2007	2006
Revenue	$364,127	$304,034
Operating costs and expenses:
Cost of services	274,969	228,059
Selling, general and administrative	53,118	48,404
Depreciation and amortization	6,167	4,740

Total operating costs and expenses	334,254	281,203

Operating income	29,873	22,831
Interest expense	(853)	(10)
Interest income	1,599	1,853

Income before taxes	30,619	24,674
Provision for income taxes	12,160	9,553

Net income	$18,459	$15,121

Earnings per share:
Basic	$0.32	$0.27

Diluted	$0.31	$0.26

Weighted-average shares:
Basic	57,287,034	55,981,631

Diluted	59,152,948	57,964,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$18,459	$15,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,167	4,740
Stock-based compensation	2,183	3,275
Deferred income taxes	(4,098)	(550)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(10,023)	9,239
Prepaid expenses and other	3,861	1,988
Accounts payable and accrued expenses	11,286	(1,542)
Accrued payroll and employee benefits	(4,759)	8,114
Billings in excess of revenue recognized	(1,203)	3,575
Other	(365)	761

Net cash provided by operating activities	21,508	44,721

Cash flows from investing activities:
Capital expenditures	(1,794)	(3,652)
Sales and maturities of investments	—	4,922
Acquisition of Constella Group, LLC, net of cash acquired	(185,812)	—

Net cash (used in) provided by investing activities	(187,606)	1,270

Cash flows from financing activities:
Issuance of common stock	6,134	1,689
Tax benefits of stock option exercises	1,462	895
Borrowings (repayments) under credit facility, net of associated financing costs	49,676	—
Purchase of treasury stock	(138)	—

Net cash provided by financing activities	57,134	2,584

Net (decrease) increase in cash and cash equivalents	(108,964)	48,575
Cash and cash equivalents, beginning of period	212,034	173,564

Cash and cash equivalents, end of period	$103,070	$222,139

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$400	$10

Income taxes	$7,989	$7,221

Cash received during the period:
Interest	$1,769	$1,616

Income taxes	$84	$314

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2007 and 2006

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2007.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statements of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective July 1, 2007. The disclosure requirements and cumulative effect of the adoption are presented in Note 9.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2007 and 2006

2.	Nature of Business:

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government, and health care and public health. Since its founding in 1978, the Company has derived substantially all of its revenue from services provided to federal government clients. We acquired Constella Group, LLC on August 9, 2007. In addition to their federal government clients, Constella conducts business with foreign governments and has domestic and international commercial sales. However, SRA expects that services provided to federal government clients will continue to account for substantially all of its revenue for the foreseeable future.

Revenue from contracts with federal government agencies was 96 percent and 99 percent of total revenue for the three months ended September 30, 2007 and 2006, respectively. The United States Agency for International Development accounted for approximately 10 percent of revenue for the three months ended September 30, 2006. No other client or client group accounted for more than 10 percent of revenue in the periods presented herein.

3.	Earnings Per Share and Other Comprehensive Income:

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

Basic and diluted EPS have been calculated using the if-converted method for class A common stock and the two-class method for class B common stock pursuant to SFAS No. 128. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the weighted-average of dividends declared, outstanding shares per class and participation rights in undistributed earnings. The computation of EPS by applying the two-class method does not yield a different result than that provided under the if-converted method.

Undistributed earnings are calculated as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Net income	$18,459	$15,121
Less: dividends	—	—

Undistributed earnings	$18,459	$15,121

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2007 and 2006

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Three Months Ended September 30,
	2007		2006
	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	43,087	14,200	41,522	14,460
Assumed conversion of class B shares	14,200	—	14,460	—
Effect of potential exercise or vesting of stock-based awards	1,866	—	1,983	—

Diluted weighted-average common shares outstanding	59,153	14,200	57,965	14,460

For the three months ended September 30, 2007 and 2006, 1,456,952 and 1,768,708 stock options were excluded from the computation of diluted weighted-average common shares outstanding as the impact of including them would have been antidilutive.

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2007		2006
	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	43,087	14,200	41,522	14,460
Divided by: Total weighted-average shares outstanding (class A and class B)	57,287	57,287	55,982	55,982
Multiplied by: Undistributed earnings	$18,459	$18,459	$15,121	$15,121

Subtotal	$13,883	$4,576	$11,215	$3,906
Divided by: Weighted-average shares outstanding	43,087	14,200	41,522	14,460

Earnings per share	$0.32	$0.32	$0.27	$0.27

Diluted
Weighted-average shares outstanding	59,153	14,200	57,965	14,460
Divided by: Total weighted-average shares outstanding (class A and class B)	59,153	59,153	57,965	57,965
Multiplied by: Undistributed earnings	$18,459	$18,459	$15,121	$15,121

Subtotal	$18,459	$4,431	$15,121	$3,772
Divided by: Weighted-average shares outstanding	59,153	14,200	57,965	14,460

Earnings per share	$0.31	$0.31	$0.26	$0.26

Comprehensive Income

The Company’s comprehensive income was $18.4 million for the three months ended September 30, 2007. The Company’s comprehensive income includes net earnings of $18.5 million and foreign currency translation adjustments of $0.1 million.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2007 and 2006

4.	Accounting for Stock-Based Compensation:

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

In accordance with SFAS No. 123R, the Company estimates forfeitures and recognizes compensation expense only for those share-based awards that are expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover.

The Company recorded $2.2 million and $3.3 million of stock-based compensation expense for the three months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was $26.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 14 months.

Stock Option Activity

During the three months ended September 30, 2007 and 2006, respectively, the Company granted stock options to purchase 353,312 and 370,992 shares of class A common stock at a weighted-average exercise price of $25.60 and $25.11 per share based on the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted for the three months ended September 30, 2007 and 2006, was $9.48 and $9.19, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the three months ended September 30, 2007 and 2006, was $2.8 million and $3.1 million respectively. The options vest at the rate of 25 percent per year over four years, beginning on the date of grant and expire ten years from the grant date.

The following table summarizes stock option activity for the three months ended September 30, 2007:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2007	6,618,797	$19.62	$51,440
Options granted	353,312	25.60	—
Options exercised	(425,757)	15.26	4,848
Options cancelled and expired	(250,129)	28.75	362

Shares under option, September 30, 2007	6,296,223	$19.89	$60,197

Options exercisable at September 30, 2007	4,439,599	$16.64	$55,381

Shares reserved for equity awards at September 30, 2007	7,733,805

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2007 and 2006

Information with respect to stock options outstanding and stock options exercisable at September 30, 2007 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$ 3.17 – $ 5.07	1,161,594	6.5	years	$4.12
$10.85 – $16.80	1,495,920	8.0		14.31
$19.39 – $25.81	1,976,307	7.6		22.36
$26.09 – $35.40	1,662,402	7.8		32.98

	6,296,223

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$ 3.17 – $ 5.07	1,161,594	6.5	years	$4.12
$10.85 – $16.80	1,480,720	8.0		14.35
$19.39 – $25.81	1,056,941	6.9		21.25
$26.09 – $35.40	740,344	7.1		34.31

	4,439,599

During the three months ended September 30, 2007 and 2006, the Company also granted 167,618 and 94,395 nonvested restricted shares at a weighted-average grant date fair market value of $25.60 and $25.11 per share, respectively. These shares vest at the rate of 25 percent per year over four years.

The following table summarizes restricted stock activity for the three months ended September 30, 2007:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2007	308,046	$26.65
Restricted shares granted	167,618	25.60
Restricted shares vested	(21,710)	23.67
Restricted shares forfeited	(14,804)	26.04

Nonvested restricted shares at September 30, 2007	439,150	$26.04

As of September 30, 2007 there were 7,733,805 shares of Class A common stock reserved for issuance under the 2002 Stock Incentive Plan.

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP was available to all eligible employees beginning on January 1, 2005. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 100% of the average of the high and low price of the common stock on the last day of each offering period. Employees purchased 10,676 and 12,815 shares under the ESPP during the three months ended September 30, 2007 and 2006, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2007 and 2006

5.	Accounts Receivable:

Accounts receivable, net as of September 30, 2007 and June 30, 2007 consisted of the following (in thousands):

	September 30, 2007	June 30, 2007
Billed and billable, net of allowance of $3,030 as of September 30, 2007 and $2,689 as of June 30, 2007	$301,940	$240,735

Unbilled:
Retainages	5,443	4,508
Revenue recorded in excess of milestone billings on fixed-price contracts	11,613	11,585
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	4,496	7,188
Allowance for unbillable amounts	(1,673)	(1,607)

Total unbilled	19,879	21,674

Total accounts receivable	$321,819	$262,409

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at September 30, 2007 are expected to be billed and collected within one year except for approximately $2.4 million related to a portion of retainages.

6.	Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. In the opinion of management, audit adjustments that may result from audits not yet completed are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2007 and 2006

7.	Acquisition of Constella Group, LLC:

On August 9, 2007, the Company completed the acquisition of all outstanding equity interests in Constella Group, LLC (Constella). The results of Constella’s operations have been included in these condensed consolidated financial statements since that date. Headquartered in Durham, NC, Constella provides three interrelated service offerings: domestic health sciences, international health development and global drug development.

The Company acquired Constella for a total purchase price of approximately $187.4 million, which includes direct transaction costs of approximately $0.5 million. Financing for the acquisition consisted of available cash and borrowings under a credit facility obtained prior to closing. Of the total cash consideration given, approximately $51.6 million was used to repay all outstanding debt obligations of Constella on the closing date and approximately $16.0 million was placed into escrow as security for the payment of post-closing net asset adjustments and to secure indemnification obligations of Constella’s shareholders.

The Company recorded post-closing net asset adjustments of approximately $12.2 million. Of this amount, $9.6 million relates to the uncertain income tax positions discussed in Note 9, $2.0 million relates to a net asset shortfall in accordance with the terms of the equity purchase agreement, and $0.6 million relates to a non-income tax liability. Additional exposure may exist with respect to non-income tax liabilities; however, the Company is unable to estimate the possible exposure at this time. Should the actual expense exceed the liability recorded, the Company believes the additional expense would be recovered from the selling shareholders of Constella. The Company established a receivable for $12.2 million to be collected from escrow, $2.0 million of which is classified as a short-term receivable with the remainder included in other long-term assets.

Preliminary Purchase Price Allocation

Under the purchase method of accounting, the assets and liabilities of Constella were recorded at their respective fair values as of the date of acquisition. Management’s estimates of the fair value of assets acquired and liabilities assumed are based, in part, on third-party valuations. The allocation of the preliminary purchase price is as follows (in thousands):

Cash and cash equivalents	$1,582
Restricted cash	667
Accounts receivable, net	49,176
Prepaid expenses and other	3,096
Property and equipment	6,816
Other assets	154
Accounts payable and accrued expenses	(13,302)
Accrued payroll and employee benefits	(4,495)
Billings in excess of revenue recognized	(2,216)
Other long-term liabilities	(12,995)

Net tangible assets acquired	$28,483
Definite-lived intangible assets acquired	15,780
Receivable from escrow	12,177
Goodwill	130,954

Total adjusted purchase price	$187,394

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2007 and 2006

The purchase price allocation involves significant estimates and management judgments that may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date. Adjustments related to settlement of pre-acquisition income tax liabilities may be adjusted beyond one year from the acquisition date.

Of the total purchase price, $28.5 million has been allocated to net tangible assets acquired, $15.8 million has been allocated to definite-lived intangible assets acquired, and $131.0 million has been allocated to goodwill. Definite-lived intangible assets of $15.8 million consist of the value assigned to Constella’s customer relationships and technology.

Intangible Assets

In allocating the purchase price, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance under Constella’s contracts. The fair value of intangible assets and estimated useful lives were based in part on work completed by a third-party valuation firm. These intangible assets are amortized on a straight-line basis over the estimated useful lives indicated below. The following table sets forth the values for the components of intangible assets associated with the acquisition as of August 9, 2007 (in thousands):

	Fair Value	Estimated Useful Life
Customer relationships	$15,600	2-8 years
Technology	180	3 years

Total	$15,780

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of SRA and Constella, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the credit facility had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the three months ended September 30, 2007 and 2006 combines the historical results for SRA and Constella for those periods and includes the business combination accounting effect of amortization charges from acquired intangible assets, interest expense at the Company’s current level of debt, expense related to retention agreements for Constella employees, and the related tax effects (in thousands, except per share amounts).

	Three Months Ended September 30,
	2007	2006
Revenue	$386,080	$349,727
Operating income	$29,797	$24,797
Net income	$17,856	$15,093
Diluted earnings per share (class A and B common stock)	$0.30	$0.26

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2007 and 2006

8.	Debt

On August 9, 2007, the Company entered into a $100 million five-year unsecured revolving credit facility with Citibank, N.A., as administrative agent, issuer, and lender; SunTrust Bank as syndication agent and lender; and Bank of America, N.A., J.P. Morgan Chase Bank, N.A., Wachovia Bank, N.A., Branch Banking and Trust Company, and Fifth Third Bank as lenders. The credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. The credit facility has an accordion feature enabling the Company to request that the credit facility be increased up to an additional $100 million, subject to specified conditions and the discretion of the lenders.

Outstanding borrowings under the credit facility bear interest at a rate per annum equal to, at the election of the Company, (i) LIBOR plus an applicable margin ranging from 0.4% to 0.7%, with such margin varying according to the Company’s leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of Citibank’s prime rate or 0.5% above the Federal Funds Rate. In addition, the Company is required to pay the lenders a facility fee on the total committed amount under the credit facility ranging from 0.100% to 0.175% per annum, depending upon the Company’s leverage ratio. Interest is payable quarterly.

The Company may prepay borrowings under the credit facility at any time without penalty. The Company may use the proceeds from borrowings under the credit facility for any general corporate purpose. The credit facility contains customary covenants limiting the Company’s ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase Company stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. If the Company does not comply with the various covenants under the credit facility, the lenders may, subject to various customary cure rights, require immediate payment of all amounts outstanding under the facility.

The Company capitalized $0.3 million of debt financing costs associated with the origination of the credit facility during the quarter ended September 30, 2007. These debt financing costs are being amortized on a straight-line basis from the date incurred to the August 9, 2012 expiration date. The unamortized balance of $0.3 million at September 30, 2007 is included in long-term assets.

During the quarter ended September 30, 2007, the Company borrowed $100 million under the credit facility in connection with its acquisition of Constella. The average rate of interest on the outstanding borrowings was approximately 6% during the three months ended September 30, 2007. The Company subsequently repaid $50 million of the borrowings during the quarter. At September 30, 2007, the Company had $50 million outstanding on its credit facility which is included in long-term liabilities. The Company was in compliance with all debt covenants as of September 30, 2007.

9.	Income Taxes:

The Company adopted FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The Company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the Company’s financial statements in accordance with SFAS No. 109.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2007 and 2006

As a result of this review process, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities of approximately $40,000 through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $0.5 million. The liability for uncertain tax positions is included in other long-term liabilities in the condensed consolidated financial statements as of September 30, 2007. Future accrued interest and penalties on this liability will be recorded in the provision for income taxes.

If the Company’s positions are sustained by the taxing authority in favor of the Company, $0.5 million would reduce the Company’s effective tax rate. The Company does not believe there is a reasonable possibility of material changes to the estimated amount of the liability associated with its uncertain tax positions through July 1, 2008.

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. As of July 1, 2007, the Company had accrued approximately $0.1 million for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax years related to material U.S. federal, and various state and foreign jurisdictions remain subject to examination for tax periods ended on or after June 30, 2004.

As a result of the Constella acquisition, the Company assumed additional liability for gross uncertain tax positions of $11.2 million. The Company established a receivable for this amount, less estimated future tax benefits of $1.6 million, under the terms of the equity purchase agreement (see Note 7). Should the Company be unable to collect from the escrow or the selling shareholders of Constella, any change in the assumed liability would be treated as an adjustment to goodwill. Future accrued interest and penalties on this liability will also be recorded as a receivable under the escrow agreement. Approximately $7.4 million of the $11.2 million liability relates to potential interest and penalties.

As of September 30, 2007, there have been no material changes to the liability for uncertain tax positions.

[Remainder of page left blank intentionally.]

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed or referred to in the section captioned “RISK FACTORS,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

OVERVIEW

We are a leading provider of technology and strategic consulting services and solutions to the federal government. We offer a broad range of services that spans the information technology life-cycle: strategic consulting; systems design, development, and integration; and outsourcing and managed services. In addition, to address recurring client needs, we develop business solutions for contingency and disaster response planning, information assurance, business intelligence, privacy protection, enterprise architecture, infrastructure management, and wireless integration. We provide services in three target markets: national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence agencies, and other federal organizations with homeland security missions. The Company also conducts business with foreign governments and has domestic and international commercial sales.

Since our founding in 1978, we have derived substantially all of our revenue from services provided to U.S. federal government clients. Although the federal information technology market is currently facing challenges as a result of a shift in expenditures to pay for the war against terrorism and other international conflicts, we believe that the federal government’s spending on information technology will continue to increase over the next several years. According to the Federal IT Market Forecast, 2007 – 2012 report published by INPUT, an independent federal government market research firm, the contracted portion of federal government spending on information technology is forecasted to grow at an annual rate of 5.6% from $65.2 billion in federal fiscal year 2007 to $85.6 billion in federal fiscal year 2012.

In the near term, we face some uncertainties due to the current business environment. First, the Department of Defense continues to divert funding away from certain information technology initiatives to support the war against terrorism and the reconstruction of Iraq. Second, having begun the government’s fiscal year 2008 on October 1, 2007, all federal agencies are currently operating under a continuing resolution, which limits spending for most agencies to their fiscal 2007 levels. The budget tightness resulting from these two factors has slowed industry growth in recent quarters. As growth has slowed in these areas of our market, we have experienced pricing pressure on certain new business opportunities. Heightened competition, combined with the shortage of experienced contracting staff among government agencies, has increased the frequency of contract protests, which has in turn caused delays in many new awards. Additionally, it is difficult to hire and retain highly qualified individuals who have advanced technology and technical services skills and who work well with our clients in a government environment, especially those with security clearances.

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

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements, which have been approximately 1.0% to 2.0% or less of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

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

Revenue Growth

Our total year-over-year revenue growth rate was 19.8% for the three months ended September 30, 2007. This growth was attributable primarily to the acquisitions of RABA Technologies, LLC, or RABA, which was completed on October 26, 2006, and Constella Group, LLC, or Constella, which was completed on August 9, 2007. Our organic revenue growth rate was 5.6% for the three months ended September 30, 2007, driven by building-out existing accounts, broadening our client base, and leveraging our research and development into high value services.

A part of our growth strategy includes pursuing acquisitions. Through September 30, 2007, we completed the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
The Marasco Newton Group, Ltd.	Environment	January 4, 2002	$16.2
Adroit Systems, Inc.	Command and Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR)	January 31, 2003	38.3
ORION Scientific Systems	Counterterrorism	January 30, 2004	34.7
Touchstone Consulting Group, Inc.	Strategic Consulting	April 21, 2005	37.0
Galaxy Scientific Corporation	Command and Control, Communications, Computers, Intelligence (C4I)	July 1, 2005	98.7
Spectrum Solutions Group, Inc.	Enterprise Resource Planning	November 2, 2005	17.7
Mercomms Unlimited, Inc.	Maritime and Defense Communications	April 10, 2006	0.6
RABA Technologies, LLC	Intelligence	October 26, 2006	95.0
Constella Group, LLC	Health Sciences and International Health and Drug Development	August 9, 2007	186.9

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	September 30, 2007	June 30, 2007
	(in millions)
Backlog:
Funded	$754.1	$600.4
Unfunded	3,255.8	2,809.8

Total backlog	$4,009.9	$3,410.2

Our total backlog of $4.0 billion as of September 30, 2007 represented a 17.6% increase over the June 30, 2007 backlog. This included $268.1 million of backlog acquired from Constella as of August 9, 2007. We currently expect to recognize revenue during the remaining three quarters of fiscal 2008 from approximately 21% of our total backlog as of September 30, 2007.

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2016.

Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of the backlog as of September 30, 2007 from which we expect to recognize revenue in the last three quarters of fiscal 2008 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. Finally, the amount of revenue we expect to realize under a particular engagement included in backlog may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early.

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

	Three Months Ended September 30,
	2007	2006
Cost-plus-fee	43%	46%
Time-and-materials	41	40
Fixed-price	16	14

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we try to pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 8.2% and 7.5% for the three months ended September 30, 2007 and 2006, respectively. The increase in operating margin for the three months ended September 30, 2007 is primarily due to decreased selling, general and administrative costs as a percentage of revenue. This decrease is due in part to a forfeiture adjustment of approximately $1.0 million relating to stock compensation expense and general and administrative cost efficiencies. Additionally, in the three months ended September 30, 2006 we incurred costs to consolidate several offices into one new centrally located facility in Virginia, which reduced the operating margin for the three months ended September 30, 2006.

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them on direct-billable jobs is critical to our success. The market for highly qualified personnel with security clearances remains very tight. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. The following table represents our headcount and our direct labor utilization. The direct labor utilization shown excludes our global drug development business, which does not have a material effect on the overall percentage.

	Three Months Ended September 30, 2007	Year Ended June 30, 2007
Headcount	6,307	5,215
Direct labor utilization	80%	79%

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For both the three months ended September 30, 2007 and June 30, 2007, DSO was 69 days. We have a number of internal process initiatives underway that we believe will enable us to continue to improve our invoicing and collection of accounts receivable.

[Remainder of page left blank intentionally.]

RESULTS OF OPERATIONS

The following tables set forth some items from our condensed consolidated statements of operations, the period-over-period rate of change in each of the line items and the items expressed as a percentage of revenue, for the periods indicated.

	Three Months Ended September 30,		% Change
	2007	2006
	(unaudited, in thousands)
Revenue	$364,127	$304,034	19.8%
Operating costs and expenses:
Cost of services	274,969	228,059	20.6
Selling, general and administrative	53,118	48,404	9.7
Depreciation and amortization	6,167	4,740	30.1

Total operating costs and expenses	334,254	281,203	18.9

Operating income	29,873	22,831	30.8
Interest expense	(853)	(10)	*
Interest income	1,599	1,853	(13.7)

Income before taxes	30,619	24,674	24.1
Provision for income taxes	12,160	9,553	27.3

Net income	$18,459	$15,121	22.1

	(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	75.5	75.0
Selling, general and administrative	14.6	15.9
Depreciation and amortization	1.7	1.6

Total operating costs and expenses	91.8	92.5

Operating income	8.2	7.5
Interest expense	(0.2)	(0.0)
Interest income	0.4	0.6

Income before taxes	8.4	8.1
Provision for income taxes	3.3	3.1

Net income	5.1%	5.0%

*	Period-over-period rate of change greater than 100%.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

For the three months ended September 30, 2007, our revenue increased 19.8% to $364.1 million, from $304.0 million for the three months ended September 30, 2006. This increase was driven primarily by our October 2006 acquisition of RABA and our August 2007 acquisition of Constella which together accounted for approximately $47 million of additional revenue during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Organic revenue growth was 5.6% for the period and has been driven in part by two large contracts. Our Advanced Information Technology Services, or AITS, contract with the National Guard and our United States Department of Agriculture, or USDA, contract were significant drivers of our revenue growth, generating approximately $15 million of additional revenue during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Cost of Services

For the three months ended September 30, 2007, cost of services increased 20.6% to $275.0 million, from $228.1 million for the three months ended September 30, 2006. This increase in cost of services was due primarily to the increased volume of services provided under the acquired RABA and Constella contracts. Our AITS and USDA contracts were also significant drivers of the increase in cost of services. As a percentage of revenue, cost of services increased to 75.5% for the three months ended September 30, 2007 from 75.0% for the three months ended September 30, 2006. This increase as a percentage of revenue was attributable primarily to an increased amount of direct material purchases made by us and delivered to clients in connection with our services. Typically, direct material purchases generate lower profit, which increases the ratio of cost of services to revenue.

Selling, General and Administrative Expenses

For the three months ended September 30, 2007, selling, general and administrative expenses increased 9.7% to $53.1 million, from $48.4 million for the three months ended September 30, 2006. As a percentage of revenue, selling, general and administrative expenses decreased to 14.6% for the three months ended September 30, 2007, from 15.9% for the three months ended September 30, 2006. This decrease as a percentage of revenue is due in part to a forfeiture adjustment of approximately $1.0 million relating to stock compensation expense and general and administrative cost efficiencies during the three months ended September 30, 2007. Additionally, selling, general and administrative expenses were higher in the three months ended September 30, 2006 due to costs incurred to consolidate several offices into one new centrally located facility in Virginia.

Depreciation and Amortization

For the three months ended September 30, 2007, depreciation and amortization increased 30.1% to $6.2 million, from $4.7 million for the three months ended September 30, 2006. The increase was due to the amortization of identified intangible assets related to our acquisitions of RABA and Constella. As a percentage of revenue, depreciation and amortization increased to 1.7% for the three months ended September 30, 2007, from 1.6% for the three months ended September 30, 2006.

Interest Expense

For the three months ended September 30, 2007, interest expense increased to $0.9 million, from $10,000 for the three months ended September 30, 2006. This increase was due to the interest incurred on our borrowings under our credit facility to support the acquisition of Constella.

Interest Income

For the three months ended September 30, 2007, interest income decreased to $1.6 million, from $1.9 million for the three months ended September 30, 2006. This decrease was due to a lower average cash balance in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as a result of the funds used in the acquisition of Constella.

Income Taxes

For the three months ended September 30, 2007, our effective income tax rate increased to 39.7%, from 38.7% for the three months ended September 30, 2006. This increase was due primarily to a decreased proportion of interest income earned from tax-advantaged municipal bond investments during the quarter. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

SEASONALITY

We generally experience a decline in operating margin during the quarter ending September 30 due to lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year. We typically transition a number of professional staff temporarily off of billable engagements to support this increased proposal activity. This seasonality has not been transparent in our consolidated financial results for the periods presented, primarily because its effects have been offset by other factors. We may continue to experience this seasonality and our future periods may be materially affected by it.

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

Net cash provided by operating activities was $21.5 million for the three months ended September 30, 2007 compared to $44.7 million for the three months ended September 30, 2006, or 1.2 and 3.0 times net income for the same periods. The lower cash provided by operating activities was due primarily to an increase in accounts receivable. We experienced administrative delays in payment by one of our customers and $11.6 million of overdue receivables remained unpaid as of September 30, 2007. The customer is working to resolve these delays and we expect full payment during the three months ended December 31, 2007. Additionally, year-end incentive compensation payments were made during the three months ended September 30, 2007, whereas in prior years such payments were made in June. This was partially offset by the timing of certain vendor payments in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

We used $187.6 million in net cash for investing activities in the three months ended September 30, 2007, compared to net cash provided of $1.3 million in the three months ended September 30, 2006. The cash used for investing activities in the three months ended September 30, 2007 was primarily the result of our acquisition of Constella in August 2007.

Net cash provided by financing activities was $57.1 million in the three months ended September 30, 2007, compared to $2.6 million in the three months ended September 30, 2006. The increase resulted primarily from the use of our credit facility to support the acquisition of Constella as well as greater stock option exercises and related tax benefits.

Credit Facility

On August 9, 2007, we entered into a $100 million five-year unsecured revolving credit facility. The credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. The credit facility has an accordion feature enabling us to request that the credit facility be increased up to an additional $100 million, subject to specified conditions and the discretion of the lenders. As of September 30, 2007, we had borrowings of $50 million outstanding under the credit facility.

Outstanding borrowings under the credit facility bear interest at a rate per annum equal to, at our election, (i) LIBOR plus an applicable margin ranging from 0.4% to 0.7%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of Citibank’s prime rate or 0.5% above the Federal Funds Rate. In addition, we are required to pay the lenders a facility fee on the total committed amount under the credit facility ranging from 0.100% to 0.175% per annum, depending upon our leverage ratio. Interest is payable quarterly.

We may prepay borrowings under the credit facility at any time without penalty. We may use the proceeds from borrowings under the credit facility for any general corporate purpose. The credit facility contains customary covenants limiting our ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase our stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring us to maintain a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. If we do not comply with the various covenants under the credit facility, the lenders may, subject to various customary cure rights, require immediate payment of all amounts outstanding under the facility.

We believe the capital resources available to us under the credit facility and cash from our operations are adequate to fund our normal operating liquidity and capital expenditure requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2007 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at September 30, 2007.

	Payments due by period
Contractual obligations:	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$188,743	$32,555	$55,082	$42,181	$58,925

Total contractual obligations	$188,743	$32,555	$55,082	$42,181	$58,925

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

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where we perform systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract review that there is a more suitable objective measure of completion than costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is generally recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is generally recognized based on costs incurred because these services are directed by our customers and are subject to their needs which fluctuate throughout the contract period. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of our contracts where we act as an agent to the transaction are excluded from our revenue and cost of services, except to the extent of any fee or profit earned.

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

Foreign Currency Translation

The assets and liabilities of our foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted-average exchange rate during the period. The net translation gains and losses are not included in determining net income, but are accumulated as a separate component of other comprehensive income or loss.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our quarterly organic growth rate of 5.6% as follows:

	Quarter Ended September 30,
	2007	2006	% Increase
Revenue, as reported	$364,127	$304,034	19.8%
Plus: Revenue from acquired companies for the comparable prior year period	—	40,826

Organic Revenue	$364,127	$344,860	5.6%

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statements of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective July 1, 2007. The disclosure requirements and cumulative effect of the adoption are presented in Note 9 to our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, accounts receivable, and long-term debt. The Company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

The interest rates on our revolving credit facility are affected by changes in market interest rates. Borrowings under our revolving credit facility bear interest at either (i) LIBOR plus and applicable margin ranging from 0.4% to 0.7%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of Citibank’s prime rate or 0.5% above the Federal Funds Rate. A hypothetical 1% increase in the interest rate could increase our interest expense for the year ended June 30, 2008 by approximately $0.5 million based on our outstanding debt at September 30, 2007.

We invest our excess cash in high credit quality investments, and therefore, we believe that concentrations of credit risk with respect to cash equivalents and investments are limited. Our investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poor’s. Our policy does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service to a debt rating below single-A.

As of September 30, 2007 and June 30, 2007, the carrying value of financial instruments approximated fair value. These investments consist of corporate and municipal bonds with maturities of 4 months or less that are classified as held-to-maturity.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

We are exposed to changes in foreign currency rates. Approximately 2% of our total revenue in the three months ended September 30, 2007 was derived from our international operations, primarily earned in the United Kingdom. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes with respect to the risk factors faced by our business from those included in our Annual Report on Form 10-K for the year ended June 30, 2007, except as listed below. Item 1A of our fiscal year 2007 Form 10-K should be read in conjunction with the following updates.

Our global drug development business, a component of our Constella acquisition, is subject to risks that may adversely affect our results of operations.

Approximately 2% of our revenue is derived from clinical research services. Contracts to provide clinical research services are subject to various risks, including:

•

Regulatory Risk. We are required to comply with the laws and regulations of various countries governing activities such as obtaining patient informed consents, verifying qualifications of investigators, reporting patients’ adverse reactions to products, and maintaining thorough and accurate records. We are also required to ensure that the computer systems we use to process human data from clinical trials are validated in accordance with the electronic records regulations that apply to pharmaceutical companies and clinical research organizations. If we fail to comply with these governmental regulations, it could result in the termination of our ongoing research or the disqualification of data for submission to regulatory authorities. We could also be barred from providing clinical trial services in the future or could be subject to fines. Additionally, we may have to repeat research or redo clinical trials at no further cost to our clients, but at substantial cost to us. These events could create a risk of liability to us from the pharmaceutical companies with whom we contract or the study participants.

•

Liability for Personal Injury or Death. Our clinical research business involves the testing of experimental drugs and medical devices on consenting human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research had concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the drug or device by physicians. In some cases, these patients are already seriously ill and are at risk of further illness or death. To mitigate the risk of liability, we seek to include indemnity provisions in our contracts. Additionally, if we are able to include indemnity provisions in our contracts, we may still have to pay damages or incur defense costs in connection with claims outside the scope of the indemnity or the client may not have the financial ability to fulfill its indemnification obligation. We carry insurance to cover our risk of liability. However, our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims.

Foreign currency exchange rate fluctuations may adversely affect our business.

The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound, and then are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2007, approximately 2% of our revenue was denominated in British pounds and less than 1% of our revenue was denominated in other foreign currencies. Changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results. Due to the variability of currency exposure and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

Covenants in our credit facility may restrict our financial and operating flexibility.

We maintain a $100 million five-year unsecured revolving credit facility. At September 30, 2007, we had $50 million outstanding under this facility. The credit agreement has an accordion feature enabling us to increase the facility up to an additional $100 million. The credit facility terminates on August 9, 2012. We may use the proceeds from borrowings under the credit facility for any general corporate purpose. The credit facility contains customary covenants limiting our ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase our stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring us to maintain specified financial ratios. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. If we do not comply with the various covenants under the credit facility, the lenders may, subject to various customary cure rights, require immediate payment of all amounts outstanding under the facility.

Any event of default could have a material adverse effect on our business. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against our assets. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If our lenders refuse to provide waivers of our credit facility’s restrictive covenants and/or financial ratios, then we may be in default under our credit facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 9th day of November, 2007.

SRA INTERNATIONAL, INC.

By:	/S/ STANTON D. SLOANE
Stanton D. Sloane
President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ STEPHEN C. HUGHES
Stephen C. Hughes
Chief Financial Officer and Executive Vice President for Operations (Principal Financial and Accounting Officer)