Form 10-Q
period 2007-12-31
SRA INTERNATIONAL INC
filed 2008-02-07
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

As of February 1, 2008, there were 43,987,604 shares outstanding of the registrant’s class A common stock and 14,050,736 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND SIX MONTHS ENDED DECEMBER 31, 2007

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	December 31, 2007	June 30, 2007
Current assets:
Cash and cash equivalents	$104,577	$212,034
Restricted cash	293	—
Accounts receivable, net	344,631	262,409
Prepaid expenses and other	28,157	26,370
Deferred income taxes, current	10,454	5,860

Total current assets	488,112	506,673

Property and equipment, net	41,471	36,685

Other assets:
Goodwill	388,375	256,530
Identified intangibles, net	41,844	30,849
Deferred income taxes, noncurrent	9,746	8,163
Deferred compensation trust	8,507	8,784
Other assets	12,163	—

Total other assets	460,635	304,326

Total assets	$990,218	$847,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	December 31, 2007	June 30, 2007
Current liabilities:
Accounts payable and accrued expenses	$130,514	$110,897
Accrued payroll and employee benefits	86,072	81,711
Billings in excess of revenue recognized	15,163	16,980

Total current liabilities	231,749	209,588

Long-term liabilities:
Long-term debt	50,000	—
Other long-term liabilities	27,651	12,641

Total long-term liabilities	77,651	12,641

Total liabilities	309,400	222,229

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 44,565,740 and 43,576,434 shares issued as of December 31, 2007 and June 30, 2007; 43,843,607 and 42,865,008 shares outstanding as of December 31, 2007 and June 30, 2007	178	174
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,050,736 and 14,199,828 shares issued and outstanding as of December 31, 2007 and June 30, 2007	56	57
Additional paid-in capital	322,100	302,970
Treasury stock, at cost	(6,268)	(5,996)
Accumulated other comprehensive income	88	—
Retained earnings	364,664	328,250

Total stockholders’ equity	680,818	625,455

Total liabilities and stockholders’ equity	$990,218	$847,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue	$382,015	$321,045	$746,142	$625,079
Operating costs and expenses:
Cost of services	286,029	244,742	560,998	472,801
Selling, general and administrative	59,872	48,929	112,990	97,333
Depreciation and amortization	6,424	5,310	12,591	10,050

Total operating costs and expenses	352,325	298,981	686,579	580,184

Operating income	29,690	22,064	59,563	44,895
Interest expense	(752)	(10)	(1,605)	(20)
Interest income	889	1,481	2,488	3,334
Gain on sale of Mantas, Inc.	—	3,674	—	3,674

Income before taxes	29,827	27,209	60,446	51,883
Provision for income taxes	11,836	10,526	23,996	20,079

Net income	$17,991	$16,683	$36,450	$31,804

Earnings per share:
Basic	$0.31	$0.30	$0.63	$0.57

Diluted	$0.30	$0.29	$0.61	$0.55

Weighted-average shares:
Basic	57,663,214	56,221,091	57,475,124	56,101,361

Diluted	59,599,737	58,436,359	59,376,343	58,200,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$36,450	$31,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,591	10,050
Stock-based compensation	4,886	5,923
Deferred income taxes	(4,542)	539
Gain on sale of Mantas, Inc.	—	(3,674)
Loss on disposal of property and equipment	744	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(32,881)	(20,204)
Prepaid expenses and other	3,328	(14,696)
Accounts payable and accrued expenses	5,118	5,092
Accrued payroll and employee benefits	(309)	12,746
Billings in excess of revenue recognized	(4,033)	6,548
Other	145	670

Net cash provided by operating activities	21,497	34,798

Cash flows from investing activities:
Capital expenditures	(6,650)	(6,102)
Sales and maturities of investments	—	9,764
Proceeds from sale of Mantas, Inc.	—	3,674
Acquisition of RABA Technologies, net of cash required.	—	(94,237)
Acquisition of Constella Group, LLC, net of cash acquired	(185,955)	—

Net cash used in investing activities	(192,605)	(86,901)

Cash flows from financing activities:
Issuance of common stock	10,063	5,976
Tax benefits of stock option exercises	4,184	3,106
Borrowings (repayments) under credit facility, net of associated financing costs	49,676	—
Purchase of treasury stock	(272)	(44)

Net cash provided by financing activities	63,651	9,038

Net decrease in cash and cash equivalents	(107,457)	(43,065)
Cash and cash equivalents, beginning of period	212,034	173,564

Cash and cash equivalents, end of period	$104,577	$130,499

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$1,185	$20

Income taxes	$34,466	$26,659

Cash received during the period:
Interest	$2,761	$3,297

Income taxes	$729	$370

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Six Months Ended December 31, 2007 and 2006

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2007.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2007 and 2006

It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. An entity may not apply it before that date. The Company will apply this guidance effective July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 160 will have on its financial statements.

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation.

2. Nature of Business:

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government, and health care and public health. Since its founding in 1978, the Company has derived substantially all of its revenue from services provided to federal government clients. The Company acquired Constella Group, LLC on August 9, 2007. In addition to their federal government clients, Constella conducts business with foreign governments and has domestic and international commercial sales.

Revenue from contracts with federal government agencies was 95 percent and 99 percent of total revenue for the six months ended December 31, 2007 and 2006, respectively. No client or client group accounted for more than 10 percent of revenue in the periods presented herein.

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

Three Months and Six Months Ended December 31, 2007 and 2006

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

Undistributed earnings are calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income	$17,991	$16,683	$36,450	$31,804
Less: dividends	—	—	—	—

Undistributed earnings	$17,991	$16,683	$36,450	$31,804

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	43,501	14,162	41,811	14,410	43,294	14,181	41,666	14,435
Assumed conversion of class B shares	14,162	—	14,410	—	14,181	—	14,435	—
Effect of potential exercise or vesting of stock-based awards	1,937	—	2,215	—	1,901	—	2,099	—

Diluted weighted-average common shares outstanding	59,600	14,162	58,436	14,410	59,376	14,181	58,200	14,435

For the three months ended December 31, 2007 and 2006, options to acquire 1,330,929 and 1,532,358 shares of class A common stock and options to acquire 1,393,940 and 1,650,533 shares of class A common stock for the six months ended December 31, 2007 and 2006, respectively, were excluded from the computation of diluted weighted-average common shares outstanding as the impact of including them would have been antidilutive.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2007 and 2006

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	43,501	14,162	41,811	14,410	43,294	14,181	41,666	14,435
Divided by: Total weighted-average shares outstanding (class A and class B)	57,663	57,663	56,221	56,221	57,475	57,475	56,101	56,101
Multiplied by: Undistributed earnings	$17,991	$17,991	$16,683	$16,683	$36,450	$36,450	$31,804	$31,804

Subtotal	$13,572	$4,419	$12,407	$4,276	$27,457	$8,993	$23,621	$8,183
Divided by: Weighted-average shares outstanding	43,501	14,162	41,811	14,410	43,294	14,181	41,666	14,435

Earnings per share	$0.31	$0.31	$0.30	$0.30	$0.63	$0.63	$0.57	$0.57

Diluted
Weighted-average shares outstanding	59,600	14,162	58,436	14,410	59,376	14,181	58,200	14,435
Divided by: Total weighted-average shares outstanding (class A and class B)	59,600	59,600	58,436	58,436	59,376	59,376	58,200	58,200
Multiplied by: Undistributed earnings	$17,991	$17,991	$16,683	$16,683	$36,450	$36,450	$31,804	$31,804

Subtotal	$17,991	$4,275	$16,683	$4,114	$36,450	$8,705	$31,804	$7,888
Divided by: Weighted-average shares outstanding	59,600	14,162	58,436	14,410	59,376	14,181	58,200	14,435

Earnings per share	$0.30	$0.30	$0.29	$0.29	$0.61	$0.61	$0.55	$0.55

Comprehensive Income

The Company’s comprehensive income was $18.1 million and $36.5 million for the three and six months ended December 31, 2007, respectively. The Company’s comprehensive income includes net earnings of $18.0 million and $36.5 million and foreign currency translation adjustments of $0.1 million and less than $0.1 million for the three and six months ended December 31, 2007, respectively.

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

Three Months and Six Months Ended December 31, 2007 and 2006

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

The Company recorded $2.7 million and $2.6 million of stock-based compensation expense for the three months ended December 31, 2007 and 2006, respectively, and $4.9 million and $5.9 million of stock-based compensation for the six months ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was $23.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 14 months.

Stock Option Activity

During the six months ended December 31, 2007 and 2006, respectively, the Company granted stock options to purchase 373,312 and 410,802 shares of class A common stock at a weighted-average exercise price of $25.74 and $25.42 per share based on the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted for the six months ended December 31, 2007 and 2006, was $9.51 and $9.30, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the six months ended December 31, 2007 and 2006, was $3.0 million and $3.5 million respectively. The options vest at the rate of 25 percent per year over four years, beginning on the date of grant and expire ten years from the grant date.

The following table summarizes stock option activity for the six months ended December 31, 2007:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2007	6,618,797	$19.62	$51,440
Options granted	373,312	25.74	—
Options exercised	(780,230)	12.30	12,086
Options cancelled and expired	(372,360)	29.70	496

Shares under option, December 31, 2007	5,839,519	$20.35	$59,453

Options exercisable at December 31, 2007	4,075,406	$17.23	$53,140

Shares reserved for equity awards at December 31, 2007	7,838,582

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2007 and 2006

Information with respect to stock options outstanding and stock options exercisable at December 31, 2007 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 3.17 – $ 5.07	954,901	5.8 years	$4.09
$10.85 – $16.80	1,368,493	7.4	14.35
$19.39 – $25.11	1,596,194	6.8	21.67
$25.59 – $35.40	1,919,931	8.0	31.61

	5,839,519

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 3.17 – $ 5.07	954,901	5.8 years	$4.09
$10.85 – $16.80	1,353,293	7.4	14.39
$19.39 – $25.11	1,035,731	6.6	21.25
$25.59 – $35.40	731,481	7.1	33.98

	4,075,406

During the six months ended December 31, 2007 and 2006, the Company also granted 172,618 and 150,037 nonvested restricted shares at a weighted-average grant date fair market value of $25.67 and $26.29 per share, respectively. These shares vest at the rate of 25 percent per year over four years.

The following table summarizes restricted stock activity for the six months ended December 31, 2007:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2007	308,046	$26.65
Restricted shares granted	172,618	25.67
Restricted shares vested	(39,661)	25.42
Restricted shares forfeited	(22,350)	25.91

Nonvested restricted shares at December 31, 2007	418,653	$25.97

As of December 31, 2007 there were 7,838,582 shares of Class A common stock reserved for issuance under the 2002 Stock Incentive Plan.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2007 and 2006

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP was available to all eligible employees beginning on January 1, 2005. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 100% of the average of the high and low price of the common stock on the last day of each offering period. Employees purchased 10,147 and 10,735 shares under the ESPP during the three months ended December 31, 2007 and 2006, respectively, and 20,823 and 23,550 shares under the ESPP during the six months ended December 31, 2007 and 2006, respectively. Beginning January 1, 2008, the ESPP allows eligible employees to purchase stock at a price equal to 95% of the average of the high and low price of the class A common stock on the last day of each offering period.

5. Accounts Receivable:

Accounts receivable, net as of December 31, 2007 and June 30, 2007 consisted of the following (in thousands):

	December 31, 2007	June 30, 2007
Billed and billable, net of allowance of $3,275 as of December 31, 2007 and $2,689 as of June 30, 2007	$316,847	$240,735

Unbilled:
Retainages	5,423	4,508
Revenue recorded in excess of milestone billings on fixed-price contracts	15,714	11,585
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	8,586	7,188
Allowance for unbillable amounts	(1,939)	(1,607)

Total unbilled	27,784	21,674

Total accounts receivable	$344,631	$262,409

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at December 31, 2007 are expected to be billed and collected within one year except for approximately $2.3 million related to a portion of retainages.

6. Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by government audit agencies. In the opinion of management, audit adjustments that may result from audits not yet completed are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2007 and 2006

Additionally, government contractors who fail to comply with applicable government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the government, or other remedies. Management believes the Company has complied with all applicable procurement-related statutes and regulations that could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The Company acquired Constella for a total purchase price of approximately $187.5 million, which includes direct transaction costs of approximately $0.6 million. Financing for the acquisition consisted of available cash and borrowings under a credit facility obtained prior to closing. Of the total cash consideration given, approximately $51.6 million was used to repay all outstanding debt obligations of Constella on the closing date and approximately $16.0 million was placed into escrow as security for the payment of post-closing net asset adjustments and to secure indemnification obligations of Constella’s shareholders.

The Company recorded post-closing net asset adjustments of approximately $14.1 million. The Company expects to recover $13.3 million of this amount from the selling shareholders of Constella and has, therefore, established a receivable from escrow; $2.0 million of which is classified as short-term with the remainder in other long-term assets. Approximately $9.6 million of the escrow receivable relates to the uncertain income tax positions discussed in Note 9. Additional exposure may exist with respect to taxes, other than income taxes; however, the Company is unable to estimate the possible exposure at this time. Should the actual expense exceed the liability recorded, the purchase agreement provides for the recovery of the additional expense from the selling shareholders of Constella.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2007 and 2006

Preliminary Purchase Price Allocation

Under the purchase method of accounting, the assets and liabilities of Constella were recorded at their respective fair values as of the date of acquisition. Management’s estimates of the fair value of assets acquired and liabilities assumed are based, in part, on third-party valuations. The allocation of the preliminary purchase price is as follows (in thousands):

Cash and cash equivalents	$1,582
Restricted cash	667
Accounts receivable, net	48,836
Prepaid expenses and other	3,096
Property and equipment	6,685
Deferred income taxes, noncurrent	1,635
Other assets	154
Accounts payable and accrued expenses	(14,499)
Accrued payroll and employee benefits	(4,670)
Billings in excess of revenue recognized	(2,216)
Other long-term liabilities	(14,681)

Net tangible assets acquired	$26,589
Definite-lived intangible assets acquired	15,780
Receivable from escrow	13,323
Goodwill	131,845

Total adjusted purchase price	$187,537

The purchase price allocation involves significant estimates and management judgments that may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date.

Of the total purchase price, $26.6 million has been allocated to net tangible assets acquired, $15.8 million has been allocated to definite-lived intangible assets acquired, and $131.8 million has been allocated to goodwill. Definite-lived intangible assets of $15.8 million consist of the value assigned to Constella’s customer relationships and technology.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2007 and 2006

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of SRA and Constella, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the credit facility had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the six months ended December 31, 2007 and 2006 combines the historical results for SRA and Constella for those periods and includes the business combination accounting effect of amortization charges from acquired intangible assets, interest expense at the Company’s current level of debt, expense related to retention agreements for Constella employees, and the related tax effects (in thousands, except per share amounts).

	Six Months Ended December 31,
	2007	2006
Revenue	$768,095	$717,685
Operating income	$59,487	$48,803
Net income	$35,847	$32,143
Diluted earnings per share (class A and B common stock)	$0.60	$0.55

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2007 and 2006

The Company capitalized $0.3 million of debt financing costs associated with the origination of the credit facility during the quarter ended September 30, 2007. These debt financing costs are being amortized on a straight-line basis from the date incurred to the August 9, 2012 expiration date. The unamortized balance of $0.3 million at December 31, 2007 is included in long-term assets.

During the six months ended December 31, 2007, the Company borrowed $100 million under the credit facility in connection with its acquisition of Constella. The Company subsequently repaid $50 million of the borrowings during the six months ended December 31, 2007. The average rate of interest on the outstanding borrowings was approximately 6% during the six months ended December 31, 2007. At December 31, 2007, the Company had $50 million outstanding on its credit facility which is included in long-term liabilities. The Company was in compliance with all debt covenants as of December 31, 2007.

9. Income Taxes:

The Company adopted FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The Company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the Company’s financial statements in accordance with SFAS No. 109.

As a result of this review process, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities of approximately $40,000 through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $0.5 million, net of estimated future tax benefits of $0.1 million. The gross liability for uncertain tax positions is included in other long-term liabilities and future tax benefits are included in noncurrent deferred income taxes.

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

As of December 31, 2007, there have been no material changes to the liability for uncertain tax positions.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Six Months Ended December 31, 2007 and 2006

10. Facility Exit Costs:

During the three months ended December 31, 2007, the Company reviewed its space utilization and identified excess leased office facilities. To improve the Company’s overall cost structure going forward, the Company initiated activities to consolidate certain facilities and sublease excess space. In the three months ended December 31, 2007, the Company recognized a total facility exit charge of $3.3 million, which was included in selling, general and administrative expenses. Of this total, approximately $3.0 million relates to lease exit costs associated with vacating the facilities and the remainder relates to the write-off of leasehold improvements and unearned rent abatements.

The costs associated with these exit activities were valued using the estimated fair value method prescribed under SFAS No.146, “Accounting for Cost Associated with Exit or Disposal Activities.” In determining the fair value of the facility exit charge, the Company made estimates related to potential sublease income and future exit costs. If the actual amounts differ from the Company’s estimates, the amount of the facility exit charge could be materially impacted. Amounts related to the abandonment of excess leased facilities will continue to be paid through the end of the lease terms, with the latest ending in fiscal year 2012.

The following is a summary of the accrued facility exit charge (in thousands):

Facility Exit Costs
Balance as of October 1, 2007	$—
Facility exit costs accrued	3,257
Cash payments	(211)
Non-cash settlement	(236)

Balance as of December 31, 2007	$2,810

[Remainder of page left blank intentionally.]

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the near term, we face some uncertainties due to the current business environment. The Department of Defense continues to divert funding away from certain information technology initiatives to support the war against terrorism and the reconstruction of Iraq. Other government agencies have also experienced funding tightness as a result of the war effort and the federal budget deficit, causing industry growth to slow in recent quarters. Heightened competition for new business, combined with the shortage of experienced contracting staff among government agencies, has increased the frequency of contract protests, which has in turn caused delays in many new awards. Additionally, it is difficult to hire and retain highly qualified individuals who have advanced technology and technical services skills and who work well with our clients in a government environment, especially those with security clearances.

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

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the contractual effort, and may include third-party hardware and software that we purchase and integrate for customers as part of the solutions that we provide. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. It is difficult to hire and retain qualified individuals with appropriate security clearances. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win. The level of hardware and software purchases we make for customers may vary from period to period depending on specific contract and customer requirements.

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

We have been able to build and effectively use what we refer to as a central services model. This central services model employs the use of central services for marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services. This central services model generally allows us to reduce selling, general and administrative expenses as a percentage of revenue as revenue grows organically and through selective acquisitions, thereby contributing to growth in operating income.

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

Revenue Growth

Our total year-over-year revenue growth rate was 19.0% and 19.4% for the three and six months ended December 31, 2007, respectively. This growth was attributable primarily to the acquisitions of RABA Technologies, LLC, or RABA, which was completed on October 26, 2006, and Constella Group, LLC, or Constella, which was completed on August 9, 2007. Our organic revenue growth rate was 2.6% and 4.0% for the three and six months ended December 31, 2007.

A part of our growth strategy includes pursuing acquisitions. Through December 31, 2007, we completed the following acquisitions:

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

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	December 31, 2007	June 30, 2007
	(in millions)
Backlog:
Funded	$760.1	$600.4
Unfunded	3,144.3	2,809.8

Total backlog	$3,904.4	$3,410.2

Our total backlog of $3.9 billion as of December 31, 2007 represented a 14.5% increase over the June 30, 2007 backlog. This included $268.1 million of backlog acquired from Constella as of August 9, 2007. We currently expect to recognize revenue during the remaining two quarters of fiscal 2008 from approximately 16% of our total backlog as of December 31, 2007.

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2016.

Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of the backlog as of December 31, 2007 from which we expect to recognize revenue in the last two quarters of fiscal 2008 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. Finally, the amount of revenue we expect to realize under a particular engagement included in backlog may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Cost-plus-fee	42%	46%	42%	46%
Time-and-materials	42	39	42	40
Fixed-price	16	15	16	14

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we try to pursue time-and-materials and fixed-price contracts for the reasons discussed above.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 8.0% and 7.2% for the six months ended December 31, 2007 and 2006, respectively. We generated a greater proportion of our revenue from our labor services in the six months ended December 31, 2007, which increased our operating margin. Additionally, last fiscal year we incurred costs to consolidate several of our offices into one new facility which reduced the operating margin in the six months ended December 31, 2006.

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

	Three Months Ended December 31, 2007	Year Ended June 30, 2007
Headcount	6,400	5,215
Direct labor utilization	80%	79%

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended December 31, 2007, we reported DSO of 75 days, an increase from 69 days reported for the three months ended September 30, 2007. The increase was primarily attributable to administrative delays in payment by one of our customers and the effect of the holidays on collections at the end of the period. We have a number of internal process initiatives underway that we believe will enable us to continue to improve our invoicing and collection of accounts receivable.

[Remainder of page left blank intentionally.]

RESULTS OF OPERATIONS

The following tables set forth some items from our condensed consolidated statements of operations, the period-over-period rate of change in each of the line items and the items expressed as a percentage of revenue, for the periods indicated.

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	%Change	2007	2006	% Change
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue	$382,015	$321,045	19.0%	$746,142	$625,079	19.4%
Operating costs and expenses:
Cost of services	286,029	244,742	16.9	560,998	472,801	18.7
Selling, general and administrative	59,872	48,929	22.4	112,990	97,333	16.1
Depreciation and amortization	6,424	5,310	21.0	12,591	10,050	25.3

Total operating costs and expenses	352,325	298,981	17.8	686,579	580,184	18.3

Operating income	29,690	22,064	34.6	59,563	44,895	32.7
Interest expense	(752)	(10)	*	(1,605)	(20)	*
Interest income	889	1,481	(40.0)	2,488	3,334	(25.4)
Gain on sale of Mantas, Inc.	—	3,674	(100.0)	—	3,674	(100.0)

Income before taxes	29,827	27,209	9.6	60,446	51,883	16.5
Provision for income taxes	11,836	10,526	12.4	23,996	20,079	19.5

Net income	$17,991	$16,683	7.8%	$36,450	$31,804	14.6%

	(unaudited, as a percentage of revenue)			(unaudited, as a percentage of revenue)

Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	74.9	76.2		75.2	75.6
Selling, general and administrative	15.7	15.2		15.1	15.6
Depreciation and amortization	1.7	1.7		1.7	1.6

Total operating costs and expenses	92.2	93.1		92.0	92.8

Operating income	7.8	6.9		8.0	7.2
Interest expense	(0.2)	(0.0)		(0.2)	(0.0)
Interest income	0.2	0.5		0.3	0.5
Gain on sale of Mantas, Inc.	0.0	1.1		0.0	0.6

Income before taxes	7.8	8.5		8.1	8.3
Provision for income taxes	3.1	3.3		3.2	3.2

Net income	4.7%	5.2%		4.9%	5.1%

*	Period-over-period rate of change greater than 100%.

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

Revenue

For the three months ended December 31, 2007, our revenue increased 19.0% to $382.0 million, from $321.0 million for the three months ended December 31, 2006. This increase was driven primarily by our August 2007 acquisition of Constella which accounted for approximately $50 million of revenue during the three months ended December 31, 2007.

Cost of Services

For the three months ended December 31, 2007, cost of services increased 16.9% to $286.0 million, from $244.7 million for the three months ended December 31, 2006. This increase in cost of services was due primarily to the volume of services provided under the acquired Constella contracts. As a percentage of revenue, cost of services decreased to 74.9% for the three months ended December 31, 2007 from 76.2% for the three months ended December 31, 2006 due primarily to an increase in our labor services mix relative to subcontracted labor and third-party materials and a gain recorded on a fixed-price contract.

Selling, General and Administrative Expenses

For the three months ended December 31, 2007, selling, general and administrative expenses increased 22.4% to $59.9 million, from $48.9 million for the three months ended December 31, 2006. As a percentage of revenue, selling, general and administrative expenses increased to 15.7% for the three months ended December 31, 2007, from 15.2% for the three months ended December 31, 2006. This increase as a percentage of revenue is due in part to a $3.3 million facility exit charge recorded during the three months ended December 31, 2007 related to the closing of several of our offices. The facility exit charge was partially offset by the favorable settlement of a legal claim for $1.8 million during the three months ended December 31, 2007.

Depreciation and Amortization

For the three months ended December 31, 2007, depreciation and amortization increased 21.0% to $6.4 million, from $5.3 million for the three months ended December 31, 2006. This increase was due to the amortization of identified intangible assets related to our acquisition of Constella. As a percentage of revenue, depreciation and amortization remained constant at 1.7% for both the three months ended December 31, 2007 and 2006.

Interest Expense

For the three months ended December 31, 2007, interest expense increased to $0.8 million, from $10,000 for the three months ended December 31, 2006. This increase was due to the interest incurred on borrowings under our credit facility in August 2007 to support the acquisition of Constella.

Interest Income

For the three months ended December 31, 2007, interest income decreased to $0.9 million, from $1.5 million for the three months ended December 31, 2006. This decrease was due to a lower average cash balance in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 as a result of the funds used in the acquisition of Constella.

Income Taxes

For the three months ended December 31, 2007, our effective income tax rate increased to 39.7%, from 38.7% for the three months ended December 31, 2006. This increase was due primarily to a decreased proportion of interest income earned from tax-advantaged municipal bond investments during the quarter. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

Revenue

For the six months ended December 31, 2007, our revenue increased 19.4% to $746.1 million, from $625.1 million for the six months ended December 31, 2006. The increase in revenue was due primarily to our October 2006 acquisition of RABA and August 2007 acquisition of Constella which together accounted for approximately $103 million of additional revenue during the six months ended December 31, 2007 compared to the six months ended December 31, 2006.

Cost of Services

For the six months ended December 31, 2007, cost of services increased 18.7% to $561.0 million, from $472.8 million for the six months ended December 31, 2006. This increase in cost of services was due primarily to the increased volume of services attributable to the acquired RABA and Constella contracts. As a percentage of revenue, cost of services decreased to 75.2% in the six months ended December 31, 2007, from 75.6% in the six months ended December 31, 2006, as our labor services mix increased relative to subcontracted labor and third-party materials.

Selling, General and Administrative Expenses

For the six months ended December 31, 2007, selling, general and administrative expenses increased 16.1% to $113.0 million, from $97.3 million for the six months ended December 31, 2006. As a percentage of revenue, selling, general and administrative expenses decreased to 15.1% for the six months ended December 31, 2007, from 15.6% for the six months ended December 31, 2006. Selling, general and administrative expenses for the six months ended December 31, 2007 include a facility exit charge of approximately $3.3 million related to the consolidation of several of our offices, offset in part by a favorable legal settlement of approximately $1.8 million and by a forfeiture adjustment of approximately $1.3 million related to stock compensation expense. Selling, general and administrative expenses as a percentage of revenue were higher in the six months ended December 31, 2006 due to costs incurred to consolidate several of our offices into one new facility in Virginia.

Depreciation and Amortization

For the six months ended December 31, 2007, depreciation and amortization increased 25.3% to $12.6 million, from $10.1 million for the six months ended December 31, 2006. This increase was due to the amortization of identified intangible assets related to our acquisitions of RABA and Constella. As a percentage of revenue, depreciation and amortization for the six months ended December 31, 2007 increased to 1.7%, from 1.6% for the six months ended December 31, 2006.

Interest Expense

For the six months ended December 31, 2007, interest expense increased to $1.6 million, from $20,000 for the six months ended December 31, 2006. This increase was due to the interest incurred on borrowings under our credit facility in August 2007 to support the acquisition of Constella.

Interest Income

For the six months ended December 31, 2007, interest income decreased to $2.5 million, from $3.3 million for the six months ended December 31, 2006. This decrease was due to a lower average cash balance in the six months ended December 31, 2007 compared to the six months ended December 31, 2006 as a result of the funds used in the acquisition of Constella.

Income Taxes

For the six months ended December 31, 2007, our effective income tax rate increased to 39.7%, from 38.7% for the six months ended December 31, 2006. This increase was due primarily to a decreased proportion of interest income earned from tax-advantaged municipal bond investments during the six months ended December 31, 2007.

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

Net cash provided by operating activities was $21.5 million for the six months ended December 31, 2007 compared to $34.8 million for the six months ended December 31, 2006, or 0.6 and 1.1 times net income for the same periods. The lower cash provided by operating activities was due primarily to an increase in accounts receivable. We experienced administrative delays in payment by one of our customers during the six months ended December 31, 2007. We received partial payment subsequent to December 31, 2007 and expect the remaining balance to be collected by March 31, 2008. Additionally, year-end incentive compensation payments were made during the six months ended December 31, 2007, whereas in prior years such payments were made in June. This was partially offset by the timing of certain vendor payments in the six months ended December 31, 2007 as compared to the six months ended December 31, 2006.

We used $192.6 million in net cash for investing activities in the six months ended December 31, 2007, compared to $86.9 million in the six months ended December 31, 2006. The cash used for investing activities in the six months ended December 31, 2007 was primarily the result of our acquisition of Constella in August 2007.

Net cash provided by financing activities was $63.7 million in the six months ended December 31, 2007, compared to $9.0 million in the six months ended December 31, 2006. The increase resulted primarily from the use of our credit facility to support the acquisition of Constella as well as greater stock option exercises and related tax benefits.

Credit Facility

On August 9, 2007, we entered into a $100 million five-year unsecured revolving credit facility. The credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due.

The credit facility has an accordion feature enabling us to request that the credit facility be increased up to an additional $100 million, subject to specified conditions and the discretion of the lenders. As of December 31, 2007, we had borrowings of $50 million outstanding under the credit facility.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2007 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at December 31, 2007.

	Payments due by period
Contractual obligations:	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$168,281	$30,201	$49,638	$37,308	$51,134

Total contractual obligations	$168,281	$30,201	$49,638	$37,308	$51,134

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our three and six month organic growth rates of 2.6% and 4.0%, respectively, as follows:

	Three Months Ended December 31,
	2007	2006	% Increase
Revenue, as reported	$382,015	$321,045	19.0%
Plus: Revenue from acquired companies for the comparable prior year period	—	51,415

Organic Revenue	$382,015	$372,460	2.6%

	Six Months Ended December 31,
	2007	2006	% Increase
Revenue, as reported	$746,142	$625,079	19.4%
Plus: Revenue from acquired companies for the comparable prior year period	—	92,241

Organic Revenue	$746,142	$717,320	4.0%

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. An entity may not apply it before that date. We will apply this guidance effective July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 160 will have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, accounts receivable, and long-term debt. The Company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

The interest rates on our revolving credit facility are affected by changes in market interest rates. Borrowings under our revolving credit facility bear interest at either (i) LIBOR plus and applicable margin ranging from 0.4% to 0.7%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of Citibank’s prime rate or 0.5% above the Federal Funds Rate. A hypothetical 1% increase in the interest rate could increase our interest expense for the year ended June 30, 2008 by approximately $0.5 million based on our outstanding debt at December 31, 2007.

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

As of December 31, 2007 and June 30, 2007, the carrying value of financial instruments approximated fair value. These investments consist of corporate and municipal bonds with maturities of 4 months or less that are classified as held-to-maturity.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

We are exposed to changes in foreign currency rates. Approximately 3% and 2% of our total revenue in the three and six months ended December 31, 2007, respectively, was derived from our international operations, primarily earned in the United Kingdom. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Approximately 3% of our revenue for the six months ended December 31, 2007 was derived from clinical research services. Contracts to provide clinical research services are subject to various risks, including:

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

The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound, and then are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2007, approximately 2% of our revenue was denominated in British pounds and less than 1% of our revenue was denominated in other foreign currencies. Changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results. Due to the variability of currency exposure and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

Covenants in our credit facility may restrict our financial and operating flexibility.

We maintain a $100 million five-year unsecured revolving credit facility. At December 31, 2007, we had $50 million outstanding under this facility. The credit agreement has an accordion feature enabling us to increase the facility up to an additional $100 million. The credit facility terminates on August 9, 2012. We may use the proceeds from borrowings under the credit facility for any general corporate purpose. The credit facility contains customary covenants limiting our ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase our stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring us to maintain specified financial ratios. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. If we do not comply with the various covenants under the credit facility, the lenders may, subject to various customary cure rights, require immediate payment of all amounts outstanding under the facility.

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

The failure to win the recompetition of our largest contract could have a material adverse effect on our revenue and operating results.

Our Advanced Information Technology Services contract with the National Guard, which accounted for approximately 6% of our revenue in fiscal year 2007, ends March 31, 2008. The competition for the follow-on contract is currently in process. Failure to successfully win this recompetition could have a material adverse effect on our future revenue and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held on October 23, 2007. The following matters were voted upon at the annual meeting:

Matter 1:	To elect four Class III directors to serve until the 2010 annual meeting of stockholders and until their successors are duly elected and qualified.

Matter 2:	To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.

Matter 3:	To approve the material terms of Company’s senior officer performance goals for the fiscal year ending June 30, 2008.

A summary of the voting for each director nominee and other matters voted upon at the annual meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
Renato A. DiPentima	168,034,899	12,013,291	—	—
Michael R. Klein	163,443,059	16,605,131	—	—
David H. Langstaff	168,035,301	12,012,889	—	—
Ernst Volgenau	168,017,307	12,030,883	—	—
Matter 2	180,028,292	15,415	4,483	—
Matter 3	179,777,490	225,144	45,557	—

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 6th day of February, 2008.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes
Chief Financial Officer and Executive Vice President for Operations (Principal Financial and Accounting Officer)