Form 10-Q
period 2008-03-31
SRA INTERNATIONAL INC
filed 2008-05-07
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 2, 2008, there were 43,409,608 shares outstanding of the registrant’s class A common stock and 14,050,736 shares outstanding of the registrant’s class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

AND NINE MONTHS ENDED MARCH 31, 2008

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	March 31, 2008	June 30, 2007
Current assets:
Cash and cash equivalents	$136,517	$212,034
Restricted cash	1,126	—
Accounts receivable, net	341,450	262,409
Prepaid expenses and other	21,029	26,370
Deferred income taxes, current	10,764	5,860

Total current assets	510,886	506,673

Property and equipment, net	37,875	36,685

Other assets:
Goodwill	394,153	256,530
Identified intangibles, net	39,314	30,849
Deferred income taxes, noncurrent	6,266	8,163
Deferred compensation trust	7,650	8,784
Other assets	16,185	—

Total other assets	463,568	304,326

Total assets	$1,012,329	$847,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2008	June 30, 2007
Current liabilities:
Accounts payable and accrued expenses	$118,699	$110,897
Accrued payroll and employee benefits	85,566	81,711
Billings in excess of revenue recognized	14,224	16,980

Total current liabilities	218,489	209,588

Long-term liabilities:
Long-term debt	80,000	—
Other long-term liabilities	26,861	12,641

Total long-term liabilities	106,861	12,641

Total liabilities	325,350	222,229

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 44,739,842 and 43,576,434 shares issued as of March 31, 2008 and June 30, 2007; 43,284,414 and 42,865,008 shares outstanding as of March 31, 2008 and June 30, 2007	179	174
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,050,736 and 14,199,828 shares issued and outstanding as of March 31, 2008 and June 30, 2007	56	57
Additional paid-in capital	327,409	302,970
Treasury stock, at cost	(23,397)	(5,996)
Accumulated other comprehensive income	25	—
Retained earnings	382,707	328,250

Total stockholders’ equity	686,979	625,455

Total liabilities and stockholders’ equity	$1,012,329	$847,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue	$376,002	$317,586	$1,122,144	$942,665
Operating costs and expenses:
Cost of services	276,708	237,684	837,706	710,485
Selling, general and administrative	63,508	51,588	176,498	148,921
Depreciation and amortization	6,230	5,535	18,821	15,585

Total operating costs and expenses	346,446	294,807	1,033,025	874,991

Operating income	29,556	22,779	89,119	67,674
Interest expense	(611)	(7)	(2,216)	(27)
Interest income	886	1,180	3,374	4,514
Gain on sale of Mantas, Inc.	—	—	—	3,674

Income before taxes	29,831	23,952	90,277	75,835
Provision for income taxes	11,788	8,979	35,784	29,058

Net income	$18,043	$14,973	$54,493	$46,777

Earnings per share:
Basic	$0.31	$0.26	$0.95	$0.83

Diluted	$0.30	$0.26	$0.92	$0.80

Weighted-average shares:
Basic	57,852,369	56,696,382	57,600,872	56,299,701

Diluted	59,468,955	58,383,305	59,407,213	58,261,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$54,493	$46,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,821	15,585
Stock-based compensation	7,322	8,451
Deferred income taxes	(1,372)	(625)
Gain on sale of Mantas, Inc.	—	(3,674)
Loss on disposal of property and equipment	744	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(31,004)	18,382
Prepaid expenses and other	8,437	(15,054)
Accounts payable and accrued expenses	(6,697)	(4,483)
Accrued payroll and employee benefits	(815)	6,666
Billings in excess of revenue recognized	(4,972)	(392)
Other	(3,402)	2,589

Net cash provided by operating activities	41,555	74,222

Cash flows from investing activities:
Capital expenditures	(6,754)	(10,289)
Sales and maturities of investments	—	9,749
Proceeds from sale of Mantas, Inc.	—	3,674
Acquisition of Spectrum Solutions Group, net of cash acquired	—	(8,000)
Acquisition of RABA Technologies, net of cash required.	—	(94,237)
Acquisition of Constella Group, LLC, net of cash acquired	(189,714)	—

Net cash used in investing activities	(196,468)	(99,103)

Cash flows from financing activities:
Issuance of common stock	11,916	8,057
Tax benefits of stock option exercises	4,725	6,004
Borrowings (repayments) under credit facility, net of associated financing costs	79,676	—
Reissuance of treasury stock	679	1,245
Purchase of treasury stock	(17,600)	(84)

Net cash provided by financing activities	79,396	15,222

Net decrease in cash and cash equivalents	(75,517)	(9,659)
Cash and cash equivalents, beginning of period	212,034	173,564

Cash and cash equivalents, end of period	$136,517	$163,905

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$1,885	$27

Income taxes	$40,970	$30,820

Cash received during the period:
Interest	$3,670	$4,617

Income taxes	$757	$438

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Nine Months Ended March 31, 2008 and 2007

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (SRA or the Company) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation of the periods presented. The results for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities was delayed until fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. An entity may not apply it before that date. The Company will apply this guidance effective July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

(minority) interests in subsidiaries as a component of equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that adoption of SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

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

Revenue from contracts with federal government agencies was 95 percent and 99 percent of total revenue for the nine months ended March 31, 2008 and 2007, respectively. No client or client group accounted for more than 10 percent of revenue in the periods presented herein.

3. Earnings Per Share and Other Comprehensive Income:

Earnings Per Share

The Company calculates basic and diluted earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing reported net income by the weighted-average number of common shares outstanding. Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted-average common equivalent shares is due to the effect of potential future exercises of stock options and vesting of restricted stock shares.

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

Basic and diluted EPS have been calculated using the if-converted method for class A common stock and the two-class method for class B common stock pursuant to SFAS No. 128. The two-class method is an earnings

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

allocation formula that determines EPS for each class of common stock according to the weighted-average of dividends declared, outstanding shares per class and participation rights in undistributed earnings. The computation of EPS by applying the two-class method does not yield a result different from that provided under the if-converted method.

Undistributed earnings are calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$18,043	$14,973	$54,493	$46,777
Less: dividends	—	—	—	—

Undistributed earnings	$18,043	$14,973	$54,493	$46,777

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	43,801	14,051	42,463	14,233	43,463	14,138	41,932	14,368
Assumed conversion of class B shares	14,051	—	14,233	—	14,138	—	14,368	—
Effect of potential exercise or vesting of stock-based awards	1,617	—	1,687	—	1,806	—	1,961	—

Diluted weighted-average common shares outstanding	59,469	14,051	58,383	14,233	59,407	14,138	58,261	14,368

For the three months ended March 31, 2008 and 2007, options to acquire 1,507,305 and 1,981,602 shares of class A common stock and options to acquire 1,431,729 and 1,760,889 shares of class A common stock for the nine months ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted weighted-average common shares outstanding as the impact of including them would have been antidilutive.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	43,801	14,051	42,463	14,233	43,463	14,138	41,932	14,368
Divided by: Total weighted-average shares outstanding (class A and class B)	57,852	57,852	56,696	56,696	57,601	57,601	56,300	56,300
Multiplied by: Undistributed earnings	$18,043	$18,043	$14,973	$14,973	$54,493	$54,493	$46,777	$46,777

Subtotal	$13,661	$4,382	$11,214	$3,759	$41,118	$13,375	$34,839	$11,938
Divided by: Weighted-average shares outstanding	43,801	14,051	42,463	14,233	43,463	14,138	41,932	14,368

Earnings per share	$0.31	$0.31	$0.26	$0.26	$0.95	$0.95	$0.83	$0.83

Diluted
Weighted-average shares outstanding	59,469	14,051	58,383	14,233	59,407	14,138	58,261	14,368
Divided by: Total weighted-average shares outstanding (class A and class B)	59,469	59,469	58,383	58,383	59,407	59,407	58,261	58,261
Multiplied by: Undistributed earnings	$18,043	$18,043	$14,973	$14,973	$54,493	$54,493	$46,777	$46,777

Subtotal	$18,043	$4,263	$14,973	$3,650	$54,493	$12,969	$46,777	$11,536
Divided by: Weighted-average shares outstanding	59,469	14,051	58,383	14,233	59,407	14,138	58,261	14,368

Earnings per share	$0.30	$0.30	$0.26	$0.26	$0.92	$0.92	$0.80	$0.80

Comprehensive Income

The Company’s comprehensive income was $18.0 million and $54.5 million for the three and nine months ended March 31, 2008, respectively. The Company’s comprehensive income includes net earnings of $18.0 million and $54.5 million and foreign currency translation adjustments of less than $0.1 million for both the three and nine months ended March 31, 2008.

4. Accounting for Stock-Based Compensation:

Adoption of SFAS No. 123R

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which established new accounting requirements for share-based payment transactions. The Company applied the modified prospective method under which compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

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

The Company recorded $2.4 million and $2.5 million of stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively, and $7.3 million and $8.5 million of stock-based compensation for the nine months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $20.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 13 months.

Stock Option Activity

During the nine months ended March 31, 2008 and 2007, respectively, the Company granted stock options to purchase 406,052 and 420,802 shares of class A common stock at a weighted-average exercise price of $25.68 and $25.32 per share based on the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted for the nine months ended March 31, 2008 and 2007 was $9.42 and $9.26, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the nine months ended March 31, 2008 and 2007, was $3.3 million and $3.5 million, respectively. The options vest at the rate of 25 percent per year over four years, beginning on the date of grant and expire ten years from the grant date.

The following table summarizes stock option activity for the nine months ended March 31, 2008:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2007	6,618,797	$19.62	$51,440
Options granted	406,052	25.68	—
Options exercised	(941,069)	11.65	15,082
Options cancelled and expired	(510,924)	29.79	605

Shares under option, March 31, 2008	5,572,856	$20.49	$34,771

Options exercisable at March 31, 2008	3,944,538	$17.49	$33,795

Shares reserved for equity awards at March 31, 2008	7,941,787

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

Information with respect to stock options outstanding and stock options exercisable at March 31, 2008 is presented below:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 3.17 – $ 5.07	847,383	5.79 years	$4.14
$10.85 – $16.80	1,338,027	6.90	14.31
$19.39 – $25.11	1,555,513	6.49	21.68
$25.30 – $35.40	1,831,933	7.73	31.54

	5,572,856

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 3.17 – $ 5.07	847,383	5.79 years	$4.14
$10.85 – $16.80	1,338,027	6.90	14.31
$19.39 – $25.11	1,046,543	6.12	21.18
$25.30 – $35.40	712,585	6.74	33.94

	3,944,538

During the nine months ended March 31, 2008 and 2007, the Company also granted 185,848 and 152,537 nonvested restricted shares at a weighted-average grant date fair market value of $25.62 and $26.21 per share, respectively. These shares vest at the rate of 25 percent per year over four years.

The following table summarizes restricted stock activity for the nine months ended March 31, 2008:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2007	308,046	$26.65
Restricted shares granted	185,848	25.62
Restricted shares vested	(45,324)	25.53
Restricted shares forfeited	(32,961)	25.80

Nonvested restricted shares at March 31, 2008	415,609	$26.00

As of March 31, 2008 there were 7,941,787 shares of Class A common stock reserved for issuance under the 2002 Stock Incentive Plan.

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP was available to all eligible employees beginning on January 1, 2005. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 95% of the average of the high and low price of the class A common stock on the last day of each offering period. Employees purchased 9,430 and 11,609 shares under the ESPP during the three months ended March 31, 2008 and 2007, respectively, and 30,253 and 35,159 shares under the ESPP during the nine months ended March 31, 2008 and 2007, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

5. Common Stock Repurchase:

On May 2, 2007, the Company announced that its Board of Directors authorized a share repurchase program to buy back up to $40 million of the Company’s class A common stock. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions. The Company is not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time.

The following table summarizes class A common stock repurchase activity under the stock purchase authority for the nine months ended March 31, 2008 (in thousands, except share and per share amounts):

Number of shares repurchased	754,344
Cost of shares repurchased	$17,280
Average price per share	$22.91

As of March 31, 2008, approximately $22.7 million remained of the $40.0 million authorized repurchase amount.

6. Accounts Receivable:

Accounts receivable, net as of March 31, 2008 and June 30, 2007 consisted of the following (in thousands):

	March 31, 2008	June 30, 2007
Billed and billable, net of allowance of $3,316 as of March 31, 2008 and $2,689 as of June 30, 2007	$314,775	$240,735

Unbilled:
Retainages	5,765	4,508
Revenue recorded in excess of milestone billings on fixed-price contracts	12,634	11,585
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	10,237	7,188
Allowance for unbillable amounts	(1,961)	(1,607)

Total unbilled	26,675	21,674

Total accounts receivable	$341,450	$262,409

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period that were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at March 31, 2008 are expected to be billed and collected within one year except for approximately $2.5 million of retainages.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

7. Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by government audit agencies. In the opinion of management, audit adjustments that may result from audits not yet completed are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Additionally, government contractors who fail to comply with applicable government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the government, or other penalties. Management believes the Company has complied with all applicable procurement-related statutes and regulations that could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Litigation

The Company is involved in various legal proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. Acquisition of Constella Group, LLC:

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

The Company acquired Constella for a total purchase price of approximately $191.3 million, which includes direct transaction costs of approximately $0.7 million. Financing for the acquisition consisted of available cash and borrowings under a credit facility obtained prior to closing. Of the total cash consideration given, approximately $51.6 million was used to repay all outstanding debt obligations of Constella on the closing date. Approximately $18.7 million remains in escrow to secure indemnification obligations of Constella’s shareholders.

The Company recorded post-closing net asset adjustments of $11.3 million related to tax liabilities. The Company expects to recover this amount from the selling shareholders of Constella and has, therefore, established a receivable from escrow. This receivable from escrow is included in other long-term assets. Approximately $9.6 million of the escrow receivable relates to the uncertain income tax positions discussed in Note 10. The remaining $1.7 million relates to service taxes. Additional exposure exists with respect to taxes; however, the Company is unable to estimate the possible exposure at this time. Should the actual expense exceed the liability recorded, the purchase agreement provides for the recovery of the additional expense from the selling shareholders of Constella.

Preliminary Purchase Price Allocation

Under the purchase method of accounting, the assets and liabilities of Constella were recorded at their respective fair values as of the date of acquisition. Management’s estimates of the fair value of assets acquired

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

and liabilities assumed are based, in part, on third-party valuations. The allocation of the preliminary purchase price is as follows (in thousands):

Cash and cash equivalents	$1,582
Restricted cash	667
Accounts receivable, net	48,836
Prepaid expenses and other	3,096
Property and equipment	6,685
Deferred income taxes, noncurrent	1,635
Other assets	154
Accounts payable and accrued expenses	(14,499)
Accrued payroll and employee benefits	(4,670)
Billings in excess of revenue recognized	(2,216)
Other long-term liabilities	(14,681)

Net tangible assets acquired	$26,589
Definite-lived intangible assets acquired	15,780
Receivable from escrow	11,304
Goodwill	137,623

Total adjusted purchase price	$191,296

The purchase price allocation involves significant estimates and management judgments that may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date.

Of the total purchase price, $26.6 million has been allocated to net tangible assets acquired, $15.8 million has been allocated to definite-lived intangible assets acquired, and $137.6 million has been allocated to goodwill. Definite-lived intangible assets of $15.8 million consist of the value assigned to Constella’s customer relationships and technology.

Intangible Assets

In allocating the purchase price, the Company considered, among other factors, its intended future use of the acquired assets, analyses of historical financial performance and estimates of future performance under Constella’s contracts. The fair values of intangible assets and their estimated useful lives were based in part on work completed by a third-party valuation firm. These intangible assets are amortized on a straight-line basis over the estimated useful lives indicated below. The following table sets forth the component values of the acquired intangible assets as of August 9, 2007 (in thousands):

	Fair Value	Estimated Useful Life
Customer relationships	$15,600	2-8 years
Technology	180	3 years

Total	$15,780

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of SRA and Constella, on a pro forma basis, as though the companies had been combined as of the beginning of

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the credit facility had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the nine months ended March 31, 2008 and 2007 combines the historical results for SRA and Constella for those periods and includes the business combination accounting effect of amortization charges from acquired intangible assets, interest expense at the Company’s current level of debt, expense related to retention agreements for Constella employees, and the related tax effects (in thousands, except per share amounts).

	Nine Months Ended March 31,
	2008	2007
Revenue	$1,144,097	$1,084,875
Operating income	$89,043	$73,480
Net income	$53,890	$47,644
Diluted earnings per share (class A and B common stock)	$0.91	$0.82

9. Debt

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

The Company capitalized $0.3 million of debt financing costs associated with the origination of the credit facility during the quarter ended September 30, 2007. These debt financing costs are being amortized on a straight-line basis from the date incurred to the August 9, 2012 expiration date. The unamortized balance of $0.3 million at March 31, 2008 is included in long-term assets.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

In connection with its acquisition of Constella, the Company borrowed $100 million under the credit facility. During the three months ended September 30, 2007, the Company repaid $50 million of the borrowings. The Company borrowed an additional $30 million during the three months ended March 31, 2008. At March 31, 2008, the Company had $80 million outstanding on the credit facility which is included in long-term liabilities. The average rate of interest on the outstanding borrowings was approximately 5% during the nine months ended March 31, 2008. The Company was in compliance with all debt covenants as of March 31, 2008.

10. Income Taxes:

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

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. As of July 1, 2007, the Company had accrued approximately $0.1 million for the payment of tax-related interest and penalties. If the Company’s positions are sustained by the taxing authority, $0.5 million would reduce the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax years related to material U.S. federal, and various state and foreign jurisdictions remain subject to examination for tax periods ended on or after June 30, 2004.

As a result of the Constella acquisition, the Company assumed additional liability for gross uncertain tax positions of $11.2 million. Of this amount, approximately $7.4 million relates to potential interest and penalties. The Company established a receivable for $11.2 million, less estimated future tax benefits of $1.6 million, under the terms of the equity purchase agreement (see Note 8). Future accrued interest and penalties on this liability will also be recorded as a receivable under the escrow agreement. In the nine months ended March 31, 2008, the Company recorded $0.4 million of accrued interest and penalties to the receivable from escrow. To the extent the Company is unable to collect the tax liabilities, interest, and penalties from the escrow or from the selling shareholders of Constella, the amount would be treated as an adjustment to goodwill.

11. Facility Exit Costs:

During the nine months ended March 31, 2008, the Company reviewed its space utilization and identified excess leased office facilities. To improve the Company’s overall cost structure going forward, the Company initiated activities to consolidate certain facilities and sublease excess space. In the nine months ended March 31, 2008, the Company recognized a total facility exit charge of $3.3 million, which was included in selling, general and administrative expenses. Of this total, approximately $3.0 million relates to lease exit costs associated with vacating the facilities and the remainder relates to the write-off of leasehold improvements and unearned rent abatements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2008 and 2007

The costs associated with these exit activities were valued using the estimated fair value method prescribed under SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” In determining the fair value of the facility exit charge, the Company made estimates related to potential sublease income and future exit costs. If the actual amounts differ from the Company’s estimates, the amount of the facility exit charge could be materially impacted. Amounts related to the abandonment of excess leased facilities will continue to be paid through the end of the lease terms, with the latest ending in fiscal year 2012.

The following is a summary of the accrued facility exit charge (in thousands):

Facility Exit Costs
Balance as of October 1, 2007	$––
Facility exit costs accrued	3,257
Cash payments	(211)
Non-cash settlement	(236)

Balance as of December 31, 2007	$2,810
Cash payments	(815)

Balance as of March 31, 2008	$1,995

12. Subsequent Event:

Acquisition of Era Corporation

On April 30, 2008, the Company announced the signing of a definitive agreement to acquire Era Corporation, a privately held provider of advanced surveillance technologies for the air traffic management, airport operations, military and security markets. Era has nearly 300 employees and develops multilateration, Automatic Dependent Surveillance-Broadcast (ADS-B) and other technologies that deliver high-performance, high-reliability surveillance solutions to more than 100 customers in the U.S., Canada, Europe, the Middle East, Africa, South America and Asia. Era is headquartered in Reston, Virginia with production facilities and research development centers in the U.S. and Czech Republic. Closing is expected by June 30, 2008.

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

OVERVIEW

We are a leading provider of technology and strategic consulting services and solutions primarily to the federal government. We offer a broad range of services that spans the information technology life-cycle: strategic consulting; systems design, development, and integration; and outsourcing and managed services. In addition, to address recurring client needs, we develop business solutions for contingency and disaster response planning, information assurance, business intelligence, privacy protection, enterprise architecture, infrastructure management, and wireless integration. We provide services in three target markets: national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence agencies, and other federal organizations with homeland security missions. The Company also conducts business with foreign governments and has domestic and international commercial sales.

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

In the near term, we face some uncertainties due to the current business environment. The Department of Defense continues to divert funding away from certain information technology initiatives to support the war against terrorism and the reconstruction of Iraq. Other government agencies have also experienced funding tightness as a result of the war effort and the federal budget deficit, causing industry growth to slow in recent quarters. Heightened competition for new business, combined with the shortage of experienced contracting staff among government agencies, has increased the frequency of contract protests, which has in turn caused delays in many new awards. Additionally, it is difficult to hire and retain highly qualified individuals, especially those with security clearances, who have advanced technology and technical services skills and who work well with our clients in a government environment.

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

Most of our revenue is generated from services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the contractual effort, and may include third-party hardware and software that we purchase and integrate for customers as part of the solutions that we provide. Thus, once we win new business, our ability to deliver revenue is dependent on hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. It is difficult to hire and retain qualified individuals with appropriate security clearances. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win. The level of hardware and software purchases we make for customers may vary from period to period depending on specific contract and customer requirements.

Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; third-party materials, such as hardware and software that we purchase for customer solutions; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor with the potential for more third-party hardware and software purchases. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and provide a favorable return on invested capital.

We have been able to build and effectively use what we refer to as a central services model. This central services model employs the use of central services for marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services. This central services model generally allows us to reduce selling, general and administrative expenses as a percentage of revenue, thereby contributing to growth in operating income.

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

Revenue Growth

Our total year-over-year revenue growth rate was 18.4% and 19.0% for the three and nine months ended March 31, 2008, respectively. This growth was attributable primarily to the acquisitions of RABA Technologies, LLC, or RABA, which was completed on October 26, 2006, and Constella Group, LLC, or Constella, which was completed on August 9, 2007. Our organic revenue growth rate was 2.4% and 3.5% for the three and nine months ended March 31, 2008, respectively.

A part of our growth strategy includes pursuing acquisitions. Through March 31, 2008, we completed the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
The Marasco Newton Group, Ltd.	Environment	January 4, 2002	$16.2
Adroit Systems, Inc.	Command and Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR)	January 31, 2003	38.3
ORION Scientific Systems	Counterterrorism	January 30, 2004	34.7
Touchstone Consulting Group, Inc.	Strategic Consulting	April 21, 2005	37.0
Galaxy Scientific Corporation	Command and Control, Communications, Computers, Intelligence (C4I)	July 1, 2005	98.7
Spectrum Solutions Group, Inc.	Enterprise Resource Planning	November 2, 2005	17.7
Mercomms Unlimited, Inc.	Maritime and Defense Communications	April 10, 2006	0.6
RABA Technologies, LLC	Intelligence	October 26, 2006	95.0
Constella Group, LLC	Health Sciences and International Health and Drug Development	August 9, 2007	190.6

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	March 31, 2008	June 30, 2007
	(in millions)
Backlog:
Funded	$785.3	$600.4
Unfunded	3,105.5	2,809.8

Total backlog	$3,890.8	$3,410.2

Our total backlog of $3.9 billion as of March 31, 2008 represented a 14.1% increase over the June 30, 2007 backlog. This included $268.1 million of backlog acquired from Constella as of August 9, 2007. We currently expect to recognize revenue during the fourth quarter of fiscal 2008 from approximately 9% of our total backlog as of March 31, 2008.

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2016.

Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of the backlog as of March 31, 2008 from which we expect to recognize revenue in the fourth quarter of fiscal 2008 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. Finally, the amount of revenue we expect to realize under a particular engagement included in backlog may change because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified, or terminated early.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Cost-plus-fee	39%	41%	41%	45%
Time-and-materials	42	44	42	41
Fixed-price	19	15	17	14

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 7.9% and 7.2% for the nine months ended March 31, 2008 and 2007, respectively. We generated a greater proportion of our revenue from our labor services in the nine months ended March 31, 2008, which increased our operating margin.

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

	Three Months Ended March 31, 2008	Year Ended June 30, 2007
Headcount	6,442	5,215
Direct labor utilization	79%	79%

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended March 31, 2008, we reported DSO of 79 days, an increase from 75 days reported for the three months ended December 31, 2007. The increase was primarily attributable to the transition associated with the implementation of a new accounting system in our global drug development business in the United Kingdom; however, we expect that the system will help reduce our DSO as we go forward. We have a number of internal process initiatives underway that we believe will enable us to improve our invoicing and collection of accounts receivable.

RESULTS OF OPERATIONS

The following tables set forth some items from our condensed consolidated statements of operations, the period-over-period rate of change in each of the line items and the items expressed as a percentage of revenue, for the periods indicated.

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2008	2007		2008	2007
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue	$376,002	$317,586	18.4%	$1,122,144	$942,665	19.0%
Operating costs and expenses:
Cost of services	276,708	237,684	16.4	837,706	710,485	17.9
Selling, general and administrative	63,508	51,588	23.1	176,498	148,921	18.5
Depreciation and amortization	6,230	5,535	12.6	18,821	15,585	20.8

Total operating costs and expenses	346,446	294,807	17.5	1,033,025	874,991	18.1

Operating income	29,556	22,779	29.8	89,119	67,674	31.7
Interest expense	(611)	(7)	*	(2,216)	(27)	*
Interest income	886	1,180	(24.9)	3,374	4,514	(25.3)
Gain on sale of Mantas, Inc.	—	—	—	—	3,674	(100.0)

Income before taxes	29,831	23,952	24.5	90,277	75,835	19.0
Provision for income taxes	11,788	8,979	31.3	35,784	29,058	23.1

Net income	$18,043	$14,973	20.5%	$54,493	$46,777	16.5%

	(unaudited, as a percentage of revenue)			(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	73.6	74.8		74.7	75.4
Selling, general and administrative	16.9	16.2		15.7	15.8
Depreciation and amortization	1.7	1.7		1.7	1.7

Total operating costs and expenses	92.1	92.8		92.1	92.8

Operating income	7.9	7.2		7.9	7.2
Interest expense	(0.2)	0.0		(0.2)	0.0
Interest income	0.2	0.3		0.3	0.4
Gain on sale of Mantas, Inc.	—	—		—	0.4

Income before taxes	7.9	7.5		8.0	8.0
Provision for income taxes	3.1	2.8		3.1	3.1

Net income	4.8%	4.7%		4.9%	5.0%

*	Period-over-period rate of change greater than 100%.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenue

For the three months ended March 31, 2008, our revenue increased 18.4% to $376.0 million, from $317.6 million for the three months ended March 31, 2007. This increase was driven primarily by our August 2007 acquisition of Constella which accounted for approximately $45 million of revenue during the three months ended March 31, 2008.

Cost of Services

For the three months ended March 31, 2008, cost of services increased 16.4% to $276.7 million, from $237.7 million for the three months ended March 31, 2007. This increase in cost of services was due primarily to the volume of services provided under the acquired Constella contracts. As a percentage of revenue, cost of services decreased to 73.6% for the three months ended March 31, 2008 from 74.8% for the three months ended March 31, 2007 due primarily to an increase in our labor services mix relative to third-party materials.

Selling, General and Administrative Expenses

For the three months ended March 31, 2008, selling, general and administrative expenses increased 23.1% to $63.5 million, from $51.6 million for the three months ended March 31, 2007. As a percentage of revenue, selling, general and administrative expenses increased to 16.9% for the three months ended March 31, 2008, from 16.2% for the three months ended March 31, 2007. This increase as a percentage of revenue was primarily attributable to investments in marketing and sales and increased travel, infrastructure and legal compliance costs associated with our international operations.

Depreciation and Amortization

For the three months ended March 31, 2008, depreciation and amortization increased 12.6% to $6.2 million, from $5.5 million for the three months ended March 31, 2007. This increase was due to the amortization of identified intangible assets related to our acquisition of Constella. As a percentage of revenue, depreciation and amortization remained constant at 1.7% for both the three months ended March 31, 2008 and 2007.

Interest Expense

For the three months ended March 31, 2008, interest expense increased to $0.6 million, from $7,000 for the three months ended March 31, 2007. This increase was due to the interest incurred on borrowings under our credit facility.

Interest Income

For the three months ended March 31, 2008, interest income decreased to $0.9 million, from $1.2 million for the three months ended March 31, 2007. This decrease was due to a lower average cash balance in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Income Taxes

For the three months ended March 31, 2008, our effective income tax rate increased to 39.5%, from 37.5% for the three months ended March 31, 2007. This increase was due primarily to a decreased proportion of interest income earned from tax-advantaged municipal bond investments and lower benefits from tax credits and refunds in the three months ended March 31, 2008. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

Revenue

For the nine months ended March 31, 2008, our revenue increased 19.0% to $1.1 billion, from $942.7 million for the nine months ended March 31, 2007. The increase in revenue was due primarily to our October

2006 acquisition of RABA and August 2007 acquisition of Constella which together accounted for approximately $148 million of additional revenue during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007.

Cost of Services

For the nine months ended March 31, 2008, cost of services increased 17.9% to $837.7 million, from $710.5 million for the nine months March 31, 2007. This increase in cost of services was due primarily to the increased volume of services attributable to the acquired RABA and Constella contracts. As a percentage of revenue, cost of services decreased to 74.7% in the nine months ended March 31, 2008, from 75.4% in the nine months ended March 31, 2007, as our labor services mix increased relative to third-party materials.

Selling, General and Administrative Expenses

For the nine months ended March 31, 2008, selling, general and administrative expenses increased 18.5% to $176.5 million, from $148.9 million for the nine months ended March 31, 2007. This increase in selling, general and administrative expenses was due primarily to our acquisitions of RABA and Constella. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 15.7% for the nine months ended March 31, 2008, from 15.8% for the nine months ended March 31, 2007.

Depreciation and Amortization

For the nine months ended March 31, 2008, depreciation and amortization increased 20.8% to $18.8 million, from $15.6 million for the nine months ended March 31, 2007. This increase was due to the amortization of identified intangible assets related to our acquisitions of RABA and Constella. As a percentage of revenue, depreciation and amortization remained constant at 1.7% for both the nine months ended March 30, 2008 and 2007.

Interest Expense

For the nine months ended March 31, 2008, interest expense increased to $2.2 million, from $27,000 for the nine months ended March 31, 2007. This increase was due to the interest incurred on borrowings under our credit facility.

Interest Income

For the nine months ended March 31, 2008, interest income decreased to $3.4 million, from $4.5 million for the nine months ended March 31, 2007. This decrease was due to a general decline in interest rates and lower average cash balance in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007.

Income Taxes

For the nine months ended March 31, 2008, our effective income tax rate increased to 39.6%, from 38.3% for the nine months ended March 31, 2007. This increase was due primarily to a decreased proportion of interest income earned from tax-advantaged municipal bond investments during the nine months ended March 31, 2008.

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

Net cash provided by operating activities was $41.6 million for the nine months ended March 31, 2008 compared to $74.2 million for the nine months ended March 31, 2007, or 0.8 and 1.6 times net income for the same periods. The lower cash provided by operating activities was due primarily to an increase in accounts receivable resulting from the implementation of a new accounting system in the United Kingdom and administrative delays in payment by one of our customers. Additionally, year-end incentive compensation payments were made during the nine months ended March 31, 2008, whereas in prior years such payments were made in June. This was partially offset by the timing of certain vendor payments in the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007.

We used $196.5 million in net cash for investing activities in the nine months ended March 31, 2008, compared to $99.1 million in the nine months ended March 31, 2007. The cash used for investing activities in the nine months ended March 31, 2008 was primarily the result of our acquisition of Constella in August 2007.

Net cash provided by financing activities was $79.4 million in the nine months ended March 31, 2008, compared to $15.2 million in the nine months ended March 31, 2007. The increase resulted primarily from the use of our credit facility to support the acquisition of Constella as well as greater stock option exercises. This was partially offset by cash used to repurchase shares of our common stock during the nine months ended March 31, 2008.

Credit Facility

On August 9, 2007, we entered into a $100 million five-year unsecured revolving credit facility. The credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. The credit facility has an accordion feature enabling us to request that the credit facility be increased up to an additional $100 million, subject to specified conditions and the discretion of the lenders. As of March 31, 2008, we had borrowings of $80 million outstanding under the credit facility.

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

Capital Requirements

We believe the capital resources available to us under the credit facility and cash from our operations are adequate to fund our normal operating liquidity and capital expenditure requirements for at least the next twelve months. We intend to borrow an additional $100 million primarily to fund the acquisition of Era Corporation.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2008 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at March 31, 2008.

	Payments due by period
Contractual obligations:	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
	(in thousands)
Operating lease obligations, net	$190,942	$33,767	$56,860	$45,946	$54,369

Total contractual obligations	$190,942	$33,767	$56,860	$45,946	$54,369

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. We have a standard management process that we use to determine whether all required criteria for revenue recognition have been met. This standard management process includes a regular review of our contract performance. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and client satisfaction. During this review we determine whether the overall progress on a contract is consistent with the effort expended.

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

We must evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach. We performed our annual goodwill impairment analysis as of January 1, 2008. There was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for clients. Among the functions covered by these costs are asset and facilities management, business development, research and development, contracts and legal, finance and accounting, executive and senior management, human resources, and information systems support. Facilities-related costs are also included in selling, general and administrative expenses.

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

Days Sales Outstanding

We calculate days sales outstanding, or DSO, by dividing the average of accounts receivable at the beginning and end of the period, net of average billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days. Revenue per day for a year is determined by dividing total revenue by 360 days.

Direct Labor Utilization

We define direct labor utilization as the ratio of labor dollars worked on customer engagements to total labor dollars worked. We exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. Leave actually taken by our employees is largely beyond the control of management in the near term.

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our three and nine month organic growth rates of 2.4% and 3.5%, respectively, as follows:

	Three Months Ended March 31,
	2008	2007	% Increase
Revenue, as reported	$376,002	$317,586	18.4%
Plus: Revenue from acquired companies for the comparable prior year period	—	49,604

Organic Revenue	$376,002	$367,190	2.4%

	Nine Months Ended March 31,
	2008	2007	% Increase
Revenue, as reported	$1,122,144	$942,665	19.0%
Plus: Revenue from acquired companies for the comparable prior year period	—	141,845

Organic Revenue	$1,122,144	$1,084,510	3.5%

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities was delayed until fiscal years beginning after November 15, 2008. We are currently evaluating the effect, if any, that adoption of SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that adoption of SFAS No. 159 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. An entity may not apply it before that date. We will apply this guidance effective July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect, if any, that adoption of SFAS No. 160 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this new standard to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, accounts receivable, and long-term debt. The Company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

The interest rates on our revolving credit facility are affected by changes in market interest rates. Borrowings under our revolving credit facility bear interest at either (i) LIBOR plus and applicable margin ranging from 0.4% to 0.7%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of Citibank’s prime rate or 0.5% above the Federal Funds Rate. A hypothetical 1% increase in the interest rate could increase our interest expense for the year ended June 30, 2008 by approximately $0.2 million based on our outstanding debt at March 31, 2008.

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

As of March 31, 2008 and June 30, 2007, the carrying value of financial instruments approximated fair value. These investments consist of corporate and municipal bonds with maturities of 4 months or less that are classified as held-to-maturity.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

We are exposed to changes in foreign currency rates. Approximately 3% of our total revenue in both the three and nine months ended March 31, 2008 was derived from our international operations, primarily earned in the United Kingdom. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Approximately 4% of our revenue for the nine months ended March 31, 2008 was derived from clinical research services. Contracts to provide clinical research services are subject to various risks, including:

•

Regulatory Risk. We are required to comply with the laws and regulations of various countries governing activities such as obtaining patients’ informed consents, verifying qualifications of investigators, reporting patients’ adverse reactions to products, and maintaining thorough and accurate records. We are also required to ensure that the computer systems we use to process human data from clinical trials are validated in accordance with the electronic records regulations that apply to pharmaceutical companies and clinical research organizations. If we fail to comply with these governmental regulations, it could result in the termination of our ongoing research or the disqualification of data for submission to regulatory authorities. We could also be barred from providing clinical trial services in the future or could be subject to fines. Additionally, we may have to repeat research or redo clinical trials at no further cost to our clients, but at substantial cost to us. These events could create a risk of liability to us from the pharmaceutical companies with whom we contract or the study participants.

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

The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound, and then are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2008, approximately 3% of our revenue was denominated in British pounds and less than 1% of our revenue was denominated in other foreign currencies. Changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results. Due to the variability of currency exposure and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

Covenants in our credit facility may restrict our financial and operating flexibility.

We maintain a $100 million five-year unsecured revolving credit facility. At March 31, 2008, we had $80 million outstanding under this facility. The credit agreement has an accordion feature enabling us to request an increase in the facility up to an additional $100 million, subject to specified conditions and the discretion of the lenders. The credit facility terminates on August 9, 2012. We may use the proceeds from borrowings under the credit facility for any general corporate purpose. The credit facility contains customary covenants limiting our ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase our stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring us to maintain specified financial ratios. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. If we do not comply with the various covenants under the credit facility, the lenders may, subject to various customary cure rights, require immediate payment of all amounts outstanding under the facility.

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

Our Advanced Information Technology Services contract with the National Guard, which accounted for approximately 6% of our revenue in fiscal year 2007, ends June 30, 2008. The competition for the follow-on contract is currently in process. The government contracting office issued a revised request for proposal in March 2008 and we submitted revised technical and cost proposals during April 2008. Failure to successfully win this recompetition could have a material adverse effect on our future revenue and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2007, our Board of Directors authorized a share repurchase program to buy back up to $40 million of our class A common stock. The following table summarizes the repurchases of class A common stock during the three-month period ended March 31, 2008. All shares repurchased under the share repurchase program were purchased in open market transactions.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
01/01/2008 – 01/31/2008	1,578	(a)	$26.82	—	$40,000,000	(c)
02/01/2008 – 02/29/2008	240	(a)	24.71	—	40,000,000	(c)
03/01/2008 – 03/31/2008	754,364	(b)	22.91	754,344	22,720,495	(c)

Total	756,182			754,344

(a)	Represents shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock awards.

(b)	Includes 20 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock awards. The remaining shares were purchased under the share repurchase program.

(c)	Under the $40 million share repurchase authorization.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 6th day of May, 2008.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes
Chief Financial Officer and Executive Vice President, Operations (Principal Financial and Accounting Officer)