Form 10-K
period 2008-06-30
SRA INTERNATIONAL INC
filed 2008-08-28
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐              Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2007, based upon the closing price of SRA International, Inc. class A common stock on the New York Stock Exchange on December 31, 2007, was $1,284 million.

As of August 22, 2008, there were 42,668,778 shares outstanding of the registrant’s class A common stock and 14,050,736 shares outstanding of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement to be used in connection with the SRA International, Inc. annual meeting of stockholders, to be held on October 30, 2008, and to be mailed to stockholders of record as of September 1, 2008, are incorporated by reference into Part III of this Form 10-K.

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

OVERVIEW

SRA International is a leading provider of technology and strategic consulting services and solutions to clients in national security, civil government, and global health. Headquartered in Fairfax, Virginia, SRA helps governments, agencies and companies to improve performance, reduce costs and risks, introduce enterprise efficiencies, and enhance human health.

As of June 30, 2008, we had almost 6,500 employees in countries around the world. For our fiscal year ended June 30, 2008, U.S. government clients accounted for 95% of our revenue, and the remaining 5% was attributable to international government, state and local government, and commercial clients. We currently support 14 of the 15 federal departments in the executive branch, all branches of the military services, and the judicial and legislative branches of the U.S. federal government. We were the prime contractor on engagements representing 87% of our total revenue for the fiscal year ended June 30, 2008 and 86% for the fiscal years ended June 30, 2007 and 2006.

According to the Federal Information Technology Market Forecast, FY 2008-FY 2013 report published by INPUT, an independent federal government market research firm, the contracted portion of U.S. federal government spending on information technology is forecasted to grow at an annual rate of 4.1% from $71.9 billion in federal fiscal year 2008 to $87.8 billion in federal fiscal year 2013. We estimate that our addressable market, which also includes management consulting, engineering and other professional services for local, state, and federal governments, is currently over $150 billion in size.

Diversification of customers and capabilities is a core element of our market strategy. By providing solutions to a variety of customers in the U.S. government and related markets, we are able to focus our new business investments on market segments that we believe are particularly fast-growing and underserved.

SOLUTIONS

Our business incorporates a combination of services and products focused on delivering results that create tangible value for our clients. We maintain the comprehensive information technology, or IT, skills required to support the entire life-cycle of our clients’ systems, from strategic planning to operational support. We employ interdisciplinary teams to staff our engagements, which enables us to deliver solutions that combine our comprehensive knowledge of our clients’ business processes with the necessary technical expertise. Depending on client needs, we may integrate commercially available products with existing systems or develop a comprehensive solution for the design, integration, maintenance, and enhancement of a custom-built system.

Services

We offer a broad range of technology and strategic consulting services spanning the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and managed services.

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

A portion of our business is International Organization for Standardization, or ISO, 9001:2000 certified and we maintain a company-wide Capability Maturity Model Integrated, or CMMI, level 3 rating under the standards established by the Software Engineering Institute. These qualifications, which reflect that we have mature and repeatable processes, are often required to bid on complex software development and systems integration projects for the U.S. government.

Outsourcing and Managed Services. We partner with clients to consolidate and modernize existing infrastructures, improve customer service, and reduce the total cost of operations through effective use of industry best practices and performance-based contracting methods. We also support clients with operations management services, sometimes referred to as co-sourcing. Based on client needs, we may oversee their technical infrastructure, manage their applications and networks, or operate their business processes in accordance with service-level agreements. Through infrastructure support contracts, we also purchase third-party hardware and/or software—commonly referred to as direct materials or rebillables—for integration into the network or application systems we provide.

Business Solutions. We have developed tailored solutions that focus on specific business requirements that are common to many of our clients. These business solutions generally apply to clients within each of our target markets. Our core business solutions include text and data mining; information assurance, cyber security and privacy protection; enterprise resource planning; business intelligence; contingency and disaster planning; enterprise architecture and portfolio management; identity management; information sharing and knowledge management; outsourcing, managed services, and infrastructure modernization; service-oriented architecture; training, modeling, and simulation; global health policy and program management; clinical research outsourcing, regulatory consulting and data management; and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas.

Products

In connection with our service offerings, we also develop and sell proprietary software and hardware products to customers in each of our markets. Products and technologies are a natural extension of our services business and we have recently increased our focus and investment in this area. We believe intellectual property represents a differentiating factor in new business opportunities, and we have found that packaging proprietary products with SRA labor services may be the optimal solution for our clients’ needs. Over time, we intend to augment our organic product capabilities with acquisitions of software and hardware firms.

Software. Several of our products provide data and text mining solutions. We combine the capabilities of our NetOwl® text mining software and our ORIONMagic® knowledge management software to offer our clients enhanced means of managing, exploiting, and analyzing large amounts of enterprise data. ORIONMagic® helps clients cull through gigabytes of information, store the most relevant pieces, and analytically search each piece. Our text mining tools collect, search, organize, analyze, and turn large amounts of unstructured text data into structured data for greater utilization. NetOwl® software applies advanced natural language understanding technologies to English, Arabic, Chinese, Farsi, French, Korean, and Spanish text to extract content.

Our GangNet® database system is a browser-based investigative, analysis, and statistical resource used by law enforcement officials to record and track gang members and their activities. Violent gang-related crimes are a growing trend across the country, and solving them is complicated by gang members’ mobility and growing realm of influence. The system includes the individuals’ photos, street names, addresses and known associates, along with gang hand signals and tattoo images. GangNet® is used by law enforcement officers in 14 states, the Department of Homeland Security and the Federal Bureau of Investigation. Investigators can use the solution’s collaboration and information sharing capabilities across jurisdictions.

Other SRA software solutions include peer review management, mobile message extraction, link analysis and visualization.

Hardware. As we heighten our focus on proprietary technology products, we intend to develop more hardware capabilities to augment our services and software business. Hardware technologies in the command, control, communications, computers, intelligence, surveillance and reconnaissance, or C4ISR, realm are of particular interest. Mobile networking, information security and data archival, retrieval and analysis capabilities are in strong demand in today’s national security market.

Although SRA proprietary products represent a small percentage of our revenue today, we are interested in making acquisitions in these areas to broaden our offerings and bolster our research and development infrastructure.

Recent acquisitions. In July 2008, we completed our acquisitions of Era Systems Corporation, or Era, and Interface & Control Systems, Inc., or ICS. A leading provider of advanced surveillance and flight tracking solutions, Era has served more than 100 customers in over 30 countries around the world, with a substantial portion of its operations located in the Czech Republic. Era develops hardware and software for the air traffic management, airport operations, military and security markets. ICS’s software products and engineering services offer real-time, embedded and autonomous command and control software systems for space applications. These acquisitions furthered SRA’s strategy to provide a combination of products and services to customers in each of our core markets.

Research & Development

We are dedicated to giving our clients the innovative solutions they need to meet their most difficult technology challenges, both now and in the future. Our research and development, or R&D, team works with professionals across the company to assess client needs and to focus our investments on meeting them.

For years we have pursued internally- and government-funded R&D in such areas as data mining, natural language understanding, knowledge management, information assurance, and wireless applications. The Era and ICS acquisitions add approximately 20 patents to our intellectual property base. We continue to use our domain expertise and advanced technical knowledge to anticipate, identify, and develop forward-looking technologies to enable clients to meet their mission objectives.

MARKETS

We deliver our technology and strategic consulting solutions to clients in three target markets: national security, civil government, and global health. Each of these markets includes a combination of U.S. federal government agencies, state and local governments, commercial, and international customers. Revenue by market for fiscal years 2006 through 2008 is summarized in the table below.

	Total Revenue
Market	Fiscal year ended June 30, 2008	Fiscal year ended June 30, 2007	Fiscal year ended June 30, 2006
	(in millions)
National security	$806.3	$749.7	$702.6
Civil government	437.4	403.7	376.7
Health care and public health	263.2	115.5	100.0

Total	$1,506.9	$1,268.9	$1,179.3

National Security

In the area of national security, SRA designs, develops, integrates, and implements large and complex systems for defense and military service organizations. We provide strategic and tactical command, control and communications systems for law enforcement, public safety, and intelligence agencies. We also offer analytical support to the government and private industries.

The terrorist attacks of September 11, 2001, the war in Iraq, and other recent international events have intensified the federal government’s commitment to strengthen our country’s military, intelligence, and homeland security capabilities and increased the need for technologies capable of supporting these functions. For the Defense Department, we design, develop, integrate, and implement complex systems in accordance with network-centric and service-oriented enterprise architectures. We also have subject matter expertise in C4ISR, logistics, transportation, acquisition, personnel, finance, and installation management. These capabilities represent a full-service solution for Defense customers looking to improve mission effectiveness and organizational efficiency.

In the intelligence community, our customers have shown an expanding need for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. Our qualifications in cyber security and information operations are also important given the escalating threats to classified government information and assets.

Along with the intelligence agencies, the Department of Homeland Security is interested in enterprise systems that enable better coordination and communication within and among agencies and departments. Our experts work with customers in these areas to improve interoperability among information technology systems while maintaining data privacy and access control. At the state and local level, and in some cases through federal homeland security funding, we deliver software and analytical consulting solutions for counter-terrorism, gang reconnaissance, and other intelligence analysis.

Our largest customer in the national security market is the U.S. Army, for which we perform systems integration, software development, logistics and transportation management, and other technology and professional services.

In fiscal year 2008, SRA was awarded several new contracts for the national security community. We won a five-year, $108 million contract under the Defense Department’s Joint Program Executive Office Joint Tactical Radio System Network Enterprise Domain for which we will provide a full range of program management, acquisition support, information assurance, logistics, and technical management. We were also awarded a task order to provide program and acquisition management support to the U.S. Navy’s Networks, Information Assurance and Enterprise Services Program Office. The task order, awarded under the Seaport-e contract, has an estimated value of $79.6 million over five years if all options are exercised. In April 2008, the National Geospatial-Intelligence Agency awarded SRA a $34 million contract to manage its relocation from all Washington, DC area sites to its New Campus East property on Ft. Belvoir near Springfield, VA. Under this contract, we will provide a comprehensive approach to research, analyze, communicate, and execute the Agency’s move of people and property to its new home.

In May 2008, we were informed that we were not successful in our recompete bid for the Advanced Information Technology Services contract with the National Guard, which accounted for approximately 6% of our revenue in fiscal 2008. The contract will end during the first quarter of fiscal 2009.

Civil Government

We support federal civil agencies with comprehensive professional and technology consulting services and enterprise-wide infrastructure support. Outsourcing of IT operations is an attractive alternative for federal agencies that are striving to maintain their core functions with limited technical resources and a shrinking IT workforce. We expect reductions in the federal IT workforce to continue due to, among other factors, a projected increase in the number of retiring government employees.

Budget-constrained federal government agencies are under increasing pressure to cut costs, while at the same time continuing to improve and upgrade their technological capabilities. We partner with civil agencies to determine their most efficient business processes and systems. Our enterprise resource planning, or ERP, software expertise enables us to compare custom-built and commercial-off-the-shelf solutions and implement the system that best suits our customers’ specific needs. Our enterprise architecture services, as well as web and wireless solutions, are particularly valuable as government agencies respond to the necessity for interoperability among the IT systems and the demand for comprehensive electronic services to the public.

Our largest customers in civil government include the Federal Deposit Insurance Corporation, the Environmental Protection Agency, the Government Accountability Office, or GAO, and the Department of the Treasury.

In fiscal year 2008, we won a $67 million contract to perform cyber security services for the Department of State Office of Computer Security. The contract’s scope includes policy planning, threat analysis, and incident response solutions. We were also awarded a $36 million contract to automate and secure dissemination of web-based information for GAO. This contract represents an extension of our existing work for GAO, for which we have provided network support services since 1998. The Environmental Protection Agency awarded SRA more than $100 million of new business during fiscal year 2008, including technical and advisory services for the Office of Emergency Management and software engineering and scientific support for the Office of Research and Development.

Global Health

The healthcare and public health market is a strategic priority for SRA. Given its massive information archival, retrieval, communication, and privacy challenges, the health industry has significant needs for improvement in technology and systems efficiency. Demographic trends have begun to accelerate the priority of health IT improvements, and we believe the aging U.S. population is likely to cause these investments to be a governmental priority.

With these factors in mind, we acquired Constella Group, LLC in August 2007. Through its work in health sciences, international development, and clinical research, Constella collaborates with experts in local and national governments, academia, non-governmental organizations, and pharmaceutical and biotechnology companies to support a broad range of health missions. While SRA’s legacy health business had primarily served as an IT functional expert for the Department of Health and Human Services, or HHS, Constella specialized in domain understanding of the global health market.

Our health business now serves three primary markets. First, we provide IT and professional services to HHS agencies including the National Institutes of Health, or NIH, the Centers for Disease Control and Prevention, and the Food and Drug Administration, or FDA, as well as the Department of Veterans Affairs. Second, our international health development business helps emerging nations around the world to create and implement health policy, primarily through contracts with the governments of the U.S. and the United Kingdom. Third, our global drug development business provides pharmaceutical, biotechnology, and medical device firms with strategic insight and services as they take a drug, biologic or device through the development process from concept to market.

We believe our combination of technology expertise, domain knowledge, and geographic reach enable us to offer differentiated solutions to address some of the world’s most complex health issues. We aim to leverage our work for customers in the government, commercial, and international markets to provide a comprehensive enterprise perspective.

Our health business won several significant contracts during fiscal year 2008. We were awarded several contracts to continue supporting the NIH with technical solutions for the Office of Research Services, network support for the Center for Information Technology, or CIT, and web and application development for the CIT Division of Enterprise and Custom Applications. The potential value of these three contracts totaled over $110 million. The National Institute of Environmental Health Sciences awarded SRA a $26 million task order to provide enterprise-wide IT support. The FDA also chose SRA for a $27 million contract to help implement a new system for collecting and monitoring reports of adverse events related to its regulated products.

EMPLOYEES

Our success as a technology and strategic consulting solutions company is highly dependent on our employees. We believe we have been successful in developing a culture based on an ethic of Honesty and Service that nurtures our employees and enables them to succeed. Our core values of Respect, Accountability, Integrity, Service and Excellence create the foundation for who we are and what we do. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings, and internal communications.

Our active recruiting effort is aligned with our business units and relies heavily on employee referrals in addition to a variety of other recruiting methods. Our primary source of our new recruits is employee referrals, which accounted for approximately 42% of our new hires in fiscal 2008. We have found these referrals to be an efficient source of excellent employees. As a result of our continued focus on our employees, in 2008 we were named by FORTUNE magazine, for the ninth consecutive year, as one of the “100 Best Companies to Work for.”

As of June 30, 2008, we had almost 6,500 employees. Approximately 79% of our employees are professionals or managers with technology or domain expertise. Our professional staff is highly educated, with approximately 27% holding advanced degrees. Over 56% of our employees have federal government security clearances.

The labor market for technology workers remains tight, particularly in the Washington, DC area and for those with high-level security clearances. To compete effectively for the best available employees, we offer a combination of rewarding job responsibilities, competitive compensation and benefits, and opportunities for merit-based advancement. We have no employees represented by collective bargaining agreements, other than international employees who may benefit from certain collective bargaining rights based on local country law, and we consider our relations with our employees generally to be good.

GROWTH MODEL

Organic and acquisitive growth are both integral to our long-term strategic plan. Expanding our business enhances career opportunities for our employees, produces additional resources for investment, and improves our competitiveness for larger new contracts.

We intend to grow organically by positioning SRA in fast-growing areas of our addressable market, cultivating existing customer relationships, and bidding and winning contracts for new customers. We believe our diversified U.S. federal and global customer base enables us to address changes in governmental priorities or initiatives. Long-standing customer relationships and a broad suite of products and services facilitate cross-selling and expansion among existing accounts. To identify and win business for new customers, we focus on areas of particularly strong functional expertise—such as information assurance, critical infrastructure protection and ERP—or seek opportunities to leverage our product portfolio. We also make strategic hires to improve our domain understanding and customer recognition in new markets.

Our growth plans include strategic acquisitions to complement and accelerate internal expansion by adding new capabilities, customers or intellectual property. Since July 2005, we have acquired seven companies:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
Galaxy Scientific Corporation	Command and Control, Communications, Computers, Intelligence (C4I)	July 1, 2005	98.7
Spectrum Solutions Group, Inc.	Enterprise Resource Planning	November 2, 2005	17.7
Mercomms Unlimited, Inc.	Maritime and Defense Communications	April 10, 2006	0.6
RABA Technologies, LLC	Intelligence	October 26, 2006	95.0
Constella Group, LLC	Health Sciences and International Health and Drug Development	August 9, 2007	190.6
Interface & Control Systems, Inc.	Product Development and Engineering Services	July 2, 2008	8.1
Era Systems Corporation	Advanced Surveillance Technologies	July 30, 2008	122.6

Cultural fit, entrepreneurialism, access to new markets and technologies, growth, and profitability are among our priorities in acquisition qualification. We expect that these acquisitions will enable us to sell a more comprehensive set of products and services to a larger client base and to jointly pursue potential new opportunities.

CONTRACTS

For our fiscal year ended June 30, 2008, approximately 95% of our revenue was generated from contracts with the U.S. government, which has a highly structured and regulated competitive procurement process. Our federal government clients typically exercise independent contracting authority. We consider each office or division within an agency or department, which engages us directly or through a prime contractor, to be a separate client.

The National Guard, as a client group, accounted for approximately 10% of our revenue in fiscal year 2006. The United States Agency for International Development accounted for approximately 10% of our revenue in fiscal year 2006. No client or client group accounted for more than 10% of our revenue in either fiscal year 2008 or 2007.

Prime contracts and subcontracts

In the fiscal year ended June 30, 2008, we served as a prime contractor on engagements representing 87% of our revenue. Operating as a prime contractor positions us to achieve better client relationships, to exert more control and influence over quality results, to have clearer visibility into future opportunities, and to earn enhanced profit margins.

When we act as a prime contractor, we derive revenue primarily through our own direct labor services and proprietary products, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 25%, 29%, and 30% of our revenue for fiscal year 2008, 2007, and 2006, respectively. No single subcontractor performed work that accounted for more than 3% of our revenue during any of the last three fiscal years.

Single award contracts

Under single award contracts with defined statements of work, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Historically, single award contracts were the most prevalent type of contract award used by federal government clients, but the use of this type of contract has been declining for the past several years. Single award contracts accounted for 19%, 23%, and 24% of our revenue for fiscal years ended June 30, 2008, 2007, and 2006, respectively.

Multiple award contracts

Under indefinite delivery/indefinite quantity, or ID/IQ, contracts, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific ID/IQ contracts; blanket purchase agreements, or BPAs; government-wide acquisition contracts, or GWACs; and General Services Administration, or GSA, schedule contracts. These umbrella contracts, often referred to as vehicles, outline the basic terms and conditions under which federal government agencies may order services. ID/IQ contracts are typically managed by one agency, the sponsoring agency, and may be either for the use of a specific agency or available for use by any agency of the federal government. ID/IQ contracts available for use by any agency of the federal government are commonly referred to as GWACs.

Contractors within the industry compete to be pre-selected to perform work under an ID/IQ contract. An ordering agency then issues delivery orders, commonly known as task orders, for services to be performed under the contract. If the ID/IQ contract has a single prime contractor, only that contractor may be awarded delivery orders. If the contract has multiple prime contractors, the award of each delivery order typically will be competitively determined among the pre-selected contractors.

GSA schedules are listings of services and products, along with their respective prices, offered by federal government contractors. The schedules are maintained by the GSA for use by any federal agency or other authorized entity, including state and local governments. When an agency selects services under a GSA schedule contract, the competitive process is limited to qualified GSA schedule contractors.

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with multiple award contracts, these vehicles have been utilized frequently in the last decade. Agency-specific ID/IQs have become increasingly prevalent, particularly in the Defense Department. Access to the relevant vehicles is critical for contractors intending to do business with a specific agency. Task orders under ID/IQ contracts, including GSA schedules, accounted for 81%, 77%, and 76% of our revenue for fiscal years ended June 30, 2008, 2007, and 2006, respectively.

Contract types

As of June 30, 2008, we had over 900 active contract engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. Cost-plus-fixed-fee contracts specify the contract fee in dollars. Cost-plus-award-fee contracts may provide for a base fee amount plus an award fee that varies, within specified limits, based upon the client’s assessment of our performance as compared to contractual targets for factors such as cost, quality, schedule, and performance. Cost-plus-fee contracts are well-suited for initiatives that have less comprehensive scope specifications and requirements.

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

Our historical contract mix, measured as a percentage of total revenue for the periods indicated, is summarized in the table below.

	Year Ended June 30,
	2008	2007	2006
Cost-plus-fee	41%	43%	45%
Time-and-materials	42	42	40
Fixed-price	17	15	15

MARKETING AND SALES

Our business development process relies upon the business units addressing each of our target markets to further penetrate and build-out their existing accounts and our centralized federal sales and marketing organization to win new competitive procurements. Primary responsibility for selling additional services to existing clients, including client account build-out and capture of follow-on work, rests with our business units. Recognizing the importance of client account management, we assign entrepreneurial managers and executives to oversee our major accounts.

Primary responsibility for identifying, qualifying, bidding, and winning new competitive procurements, either for new clients or for large strategic new programs for existing clients, rests with our centralized federal sales and marketing organization. We have approximately 90 experienced marketing and sales professionals who perform business development, capture management, strategic pricing, marketing communications, and proposal development. Members of our sales and marketing organization work closely with their counterparts in our business units as we compete to win new business.

Over the past several years, SRA has invested significant resources in expanding and improving the marketing and sales organization. We have launched a number of new initiatives, to include hiring more strategic business developers; implementing a competitive intelligence and price-to-win capability; increasing our bid and proposal budgets for capture activities; and developing a more geographically dispersed business base and regional sales capability. We have also created a new corporate development function focused on developing strategic marketing and campaign plans for new initiatives. The result is a much larger qualified pipeline of opportunities focused on high growth areas within the global technology and professional services environment.

COMPETITION

We compete to win single award contracts and multiple award contracts, such as agency-specific ID/IQs, GWACs, and GSA schedule contracts. After we have won a multiple award contract, we then compete for individual delivery orders under the contract. An individual agency that desires to obtain a product or service typically invites approved providers to compete based on technological expertise, resources, price, or some other basis.

We encounter many of the same competitors in our three target markets. These competitors include:

•

Federal systems integrators such as Booz Allen Hamilton Inc., CACI International Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, ManTech International Corporation, Science Applications International Corporation, and Unisys Corporation;

•	Divisions of large defense contractors such as BAE Systems, General Dynamics Corporation, L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company;

•	Consulting firms such as Accenture Ltd., BearingPoint, Inc., and International Business Machines Corporation; and

•	Other smaller and specialized government information technology contractors.

BACKLOG

As of June 30, 2008, our contract backlog was $3.9 billion, of which $676.5 million was funded. As of June 30, 2007, our backlog was $3.4 billion, of which $600.4 million was funded. We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award ID/IQ contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, GWACs, or GSA schedule contracts.

We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.

We currently expect to recognize revenue during fiscal year 2009 from approximately 24% of our total backlog as of June 30, 2008. This estimate is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2016.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to deobligate funding from or cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won.

SEASONALITY

Our business operates on a fiscal year ending June 30. Quarterly revenue and operating margins can be affected by, among other things, seasonality in our business model. In the quarter ending September 30, we may experience a sequential decline in operating margins from our quarter ending June 30. In the quarter ending September 30, we generally experience lower staff utilization rates because of summer vacations and increased proposal activity in connection with the end of the federal fiscal year. We typically transition a significant number of professional staff temporarily off of billable engagements to support this increased proposal activity. The revenue mix can also change in the September quarter as the volume of lower-margin direct material purchases on behalf of government customers can increase near the end of the federal fiscal year.

In the quarter ending December 31, lower staff utilization rates may continue because of holiday vacations, and lower-margin direct materials volume may remain high because some of our customers have a December fiscal year end and tend to make more purchases in that quarter. In the March and June quarters, staff utilization may increase, and lower-margin direct material purchase volume may decline. This can have the effect of increasing operating margins in the last two quarters of our fiscal year.

REGULATORY MATTERS

U.S. Government Contracts

Our business is tightly regulated in most of the markets in which we operate. When working with U.S. government agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. The Federal Acquisition Regulation, or FAR, which mandates uniform policies and procedures for U.S. government acquisitions and purchased services, governs the majority of our contracts. Individual agencies can have acquisition regulations that provide implementing language for the FAR or that supplement the FAR.

Other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations, define allowable and unallowable costs, govern reimbursement rights under cost-based contracts, and restrict the use, dissemination and exportation of products and information classified for national security purposes.

International Operations

Our international contracts are subject to the applicable foreign government regulations and procurement policies and practices, many of which differ substantially from those applicable in the U.S., as well as U.S. policies and regulations, including the Foreign Corrupt Practices Act, or FCPA. Our international operations are also subject to regulations governing investments, exchange controls, repatriation of earnings, brokering of defense articles and services, and import-export control, including the International Traffic in Arms Regulations, or ITAR, which our foreign competitors may not be subject to. Other factors that can affect our international business include currency exchange fluctuations, political and economic risks, and legal and business risks associated with using foreign representatives and consultants and relying upon international suppliers and subcontractors.

Environmental Matters

Our business is subject to various federal, foreign, state, and local environmental protection laws and regulations. Failure to comply with these laws could result in civil or criminal sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. government. Some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination, even if they did not know of and were not responsible for the contamination.

Environmental laws may also impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. We do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially adversely affect us, but we cannot ensure that we will not incur material costs or liabilities in the future.

CORPORATE INFORMATION

We were incorporated as Systems Research and Applications Corporation in Virginia in 1976 and began operations in 1978. We reincorporated in Delaware as SRA International, Inc. in 1984. We generally contract with the federal government through our wholly owned subsidiary, Systems Research and Applications Corporation, but we do business as SRA International, Inc.

WEBSITES & FILINGS

Our Internet website can be found at http://www.sra.com. Information contained on our website is not part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the Section 16 filings of our officers, directors, and shareholders beneficially owning 10% or more of our common stock are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s Internet website: http://www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of July 31, 2008, are as follows:

Name	Age	Title
Stanton D. Sloane	57	President and chief executive officer
Stephen C. Hughes	51	Chief financial officer and executive vice president, operations
Barry S. Landew	49	Executive vice president for strategic development
Ernst Volgenau	74	Chairman of Board of Directors

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

Stephen C. Hughes is our chief financial officer and executive vice president of operations. He has served as our chief financial officer since March 1996 and became executive vice president in August 2005. From May 1993 to August 2005, he served as senior vice president of finance and accounting. From March 1989 to May 1993, he was our vice president of finance; from April 1986 to March 1989, he served as our comptroller; and from 1984 to 1986, he served as our manager of accounting. Mr. Hughes practiced in the computer audit and tax groups of Coopers and Lybrand, which is now a part of PricewaterhouseCoopers LLP, from 1983 to 1984.

Barry S. Landew is our executive vice president for strategic development. He served as our vice president for corporate development from 1989 through April 1993 and senior vice president for corporate development from May 1993 to July 2005. He became executive vice president in August 2005. From 1980 to 1989, he served in various positions with us, including software engineer, program manager, and the head of marketing and sales and proposal development.

Ernst Volgenau is our founder and has served as our chairman of the Board of Directors since October 2003. He served as our chief executive officer from October 2003 until December 2004. From 1978 to October 2003, he served as our president and as a director. From 1976 to 1978, he served as the director of inspection and enforcement for the U.S. Nuclear Regulatory Commission. Dr. Volgenau retired from active duty with the U.S. Air Force with the rank of Colonel in 1976. His military service included positions in the Office of the Secretary of Defense and as director of data automation for the Air Force Logistics Command.

Item 1A.	RISK FACTORS

Risks Related To Our Industry

A reduction in the U.S. defense budget or the diversion of funding from IT services and solutions to support the war against terrorism or the reconstruction of Iraq could result in a substantial decrease in our revenue.

Revenue from contracts with clients in the Department of Defense and the National Guard accounted for approximately half of our revenue for the fiscal years ended June 30, 2008, 2007, and 2006. A decline in overall U.S. military expenditures, or in the portion of those expenditures allocated to information technology services and solutions, could cause a decrease in our revenue and profitability. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. Such changes in spending authorizations and budgeting priorities could occur due to changes in the number and intensity of political conflicts, including the current conflicts in Iraq and Afghanistan, the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, or other factors. In addition, the U.S. Government conducts periodic reviews of U.S. defense strategies and priorities, the results of which may shift Department of Defense budgetary priorities or reduce overall U.S. Government spending for defense-related programs. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

A reduction in U.S. civil government agency budgets, including a reduction caused by the diversion of funding to support the war against terrorism, the reconstruction of Iraq, or natural disaster recovery could result in a substantial decrease in our revenue.

Revenue from contracts with civil agency clients accounted for approximately half of our revenue for the fiscal years ended June 30, 2008, 2007, and 2006. We expect civil agency clients will continue to represent a substantial portion of our future revenue. A decline in expenditures by civil agencies, or in the portion of those expenditures allocated to information technology services and solutions, could cause a material decrease in our revenue and profitability. In particular, a shift of funds away from civil agencies to pay for programs within other agencies, for example the Department of Defense, to reduce federal budget deficits, or to fund tax reductions, could cause a material decline in our revenue. In particular, it is possible that funding for civil agencies may be diverted to support the ongoing war against terrorism, the reconstruction of Iraq, natural disaster recovery, or other international conflicts.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

Revenue from contracts with federal government agencies was 95% of our total revenue for the fiscal year ended June 30, 2008 and 99% for the fiscal years ended June 30, 2007 and 2006. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

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

Federal government contracts and related laws and regulations give government clients a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies and related laws and regulations allow government clients, among other things, to:

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

Our failure to comply with complex laws and regulations could cause us to lose business and subject us to a variety of penalties.

We must comply with laws and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and may impose added costs on our business. Among the most significant laws and regulations are:

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

•

laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the importation and exportation of specified products, technologies, and technical data;

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

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies for the majority of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with federal government agencies was 95% of total revenue for the fiscal year ended June 30, 2008 and 99% for the fiscal years ended June 30, 2007 and 2006. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for approximately half of our revenue for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business.

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

We believe that one of the key elements of our success is our position as the holder of six GSA schedule contracts and as a prime contractor under three GWACs and more than 40 agency-specific indefinite delivery/indefinite quantity, or ID/IQ, contracts. For the fiscal years ended June 30, 2008, 2007, and 2006, revenue from GSA schedule contracts, GWACs, and other ID/IQ contracts accounted for approximately 81%, 77%, and 76%, respectively, of our revenue from federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

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

For each of the past several years, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 25%, 29%, and 30% of our revenue for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 25%, 29%, and 30% of our revenue for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline. Factors that may affect our operating results include:

•	fluctuations in revenue earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts, GWACs, and agency-specific indefinite delivery/indefinite quantity contracts;

•	providing services under performance-based contracts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	timing of significant bid and proposal costs;

•	contract mix, the extent of use of subcontractors, and the level of third-party hardware and software purchases for customers;

•	changes in presidential administrations and senior federal government officials or their priorities that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general;

•	interruption by events beyond our control such as earthquakes, power losses, telecommunications failures, hurricanes, and incidents of terrorism;

•	costs associated with our international operations, including legal and tax compliance costs; and

•	the seasonality of our business.

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

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the fiscal year ended June 30, 2008, we derived 41%, 42%, and 17% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

International sales and operations may pose potentially greater risks.

International business may pose greater risks than domestic business due to the differing nature of and the potential for changes in foreign economic, regulatory and political environments. International business may also be highly sensitive to changes in foreign national priorities and government budgets.

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

It may be more difficult to enforce contracts and collect accounts receivable in foreign markets, our liabilities and risks under contracts or to third parties may be materially different, and we may encounter longer payment cycles. The legal form for our doing business in foreign markets, including as a branch or subsidiary, depends in part on local laws, and we may be subjected to the jurisdiction of foreign courts. In addition, some countries may provide reduced protection for our intellectual property rights, and laws often materially different from those in the U.S. govern relationships with our employees, suppliers, sales representatives and consultants.

We will also be required to comply with complex U.S. laws regulating our foreign operations. This includes the Foreign Corrupt Practices Act, or FCPA, which provides penalties for certain corrupt practices, such as bribes made to foreign officials, and defines standards relating to internal accounting controls. Most of the foreign countries in which we do business have laws similar to the FCPA and, in some cases, the restrictions are more severe. U.S. laws also regulate the brokering of defense articles and services and the import and export of certain articles, services, and data. Foreign countries generally have similar laws with which we must comply. In many cases, U.S. export control laws may be more restrictive than that of other countries; thus, foreign competitors may not be subject to the same degree of compliance. Additionally, the U.S. imposes certain anti-boycott obligations.

We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business. Additionally, if we are unable to successfully integrate companies we acquire, our revenue and operating results may be impaired.

One of our strategies is to augment our organic growth through acquisitions. We have completed eleven acquisitions of complementary companies that provide services in one of our three target markets. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. Additionally, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and we may not be able to successfully integrate the companies we acquire. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence. Any costs, liabilities, or disruptions associated with future acquisitions could harm our operating results. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to key employees of acquired companies, which could reduce our future revenue.

Our August 2007 acquisition of Constella Group, LLC, or Constella, is our largest acquisition to date. While substantially all of Constella’s revenues are generated in the health care and public health market, primarily under contracts with the U.S. government, approximately 40% of Constella’s revenues are from work performed outside the United States, and approximately 30% of its revenues are from commercial contracts primarily with customers in the pharmaceutical and biotechnology industries. The Constella acquisition expands our capabilities in the health care and public health market, but also exposes us to greater risks related to international and commercial work. We will likely have to continue to devote significant management attention and resources to manage and staff Constella’s international operations and we expect to continue to incur increased travel, infrastructure and legal compliance costs associated with multiple international locations.

Our recent acquisition of Era Systems Corporation, a Delaware corporation, and M/S ERA a.s., its indirect Czech subsidiary, establishes our presence in surveillance and flight tracking solutions for the air traffic management, military, security, and airport operations markets, but its international operations and complex technologies may also expose us to greater legal and business risks. Era’s Czech operations utilize suppliers from various countries. Prior to our acquisition, Era filed disclosures with the U.S. Department of State regarding Era’s potential brokering activities related to the foreign sales of its Czech subsidiary. U.S. law requires government approval of brokering of defense articles and services to certain foreign countries, and violation can result in civil and criminal penalties. Upon the acquisition, we have been in active discussions with the proper U.S. Government officials, and we are putting in place operational procedures prohibiting any unapproved brokering. We are conducting an audit of Era’s operations and training its employees to ensure compliance with relevant U.S. laws. We are still in the preliminary stages of our discussions and review, and cannot be certain that no claims ultimately will be made against Era. Exports from the Czech Republic are subject to Czech export control laws, and our plan is to subject all such exports also to U.S. Government approvals, which can be expected to limit the countries to which such products may be exported. Prior to our acquisition, Era also conducted a review of various foreign representatives and consultants and began a process of restructuring certain of its related contractual agreements to ensure compliance with foreign laws that, amongst other things, restrict in certain countries use of commissioned representatives for select products.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on contracts, pricing & cost accounting practices, and compliance with other applicable laws and regulations. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency, or DCMA and the Defense Contract Audit Agency, or DCAA. An audit of our contracts, including an audit of contracts performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment to our previously reported operating results.

All significant incurred cost submission audits have been completed through fiscal year 2006. Non-audit reviews by the government may still be conducted on all our government contracts. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

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

Our business involves providing services that require our employees to operate in various countries around the world, including Iraq and Afghanistan. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. Senior level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with additional risks inherent with sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control.

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

As of June 30, 2008 we had approximately 200 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to one year. Our standard practice in the absence of a significant call-up is to provide for up to 15 days of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Our global drug development business, a component of our Constella acquisition, is subject to risks that may adversely affect our results of operations.

Approximately 3% of our revenue for the fiscal year ended June 30, 2008 was derived from clinical research services. Contracts to provide clinical research services are subject to various risks, including:

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

•

Liability for Personal Injury or Death. Our clinical research business involves the testing of experimental drugs and medical devices on consenting human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research had concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the drug or device by physicians. In some cases, these patients are already seriously ill and are at risk of further illness or death. To mitigate the risk of liability, we seek to include indemnity provisions in our contracts. Even if we are able to include indemnity provisions in our contracts, we may still have to pay damages or incur defense costs in connection with claims outside the scope of the indemnity or the client may not have the financial ability to fulfill its indemnification obligation. We carry insurance to cover our risk of liability, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims.

Foreign currency exchange rate fluctuations may adversely affect our business.

The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound, and then are translated into U.S. dollars for financial reporting purposes. For the year ended June 30, 2008, approximately 2% of our revenue was denominated in British pounds, and less than 1% of our revenue was denominated in other foreign currencies. Changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results. Due to the variability of currency exposure and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

Covenants in our credit facility may restrict our financial and operating flexibility.

On May 29, 2008, we amended our five-year unsecured revolving credit facility dated August 9, 2007 to increase the commitment from $100 million to $285 million. At June 30, 2008, we had $150 million outstanding under this facility. The credit facility contains covenants limiting our ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase our stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring us to maintain specified financial ratios. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. If we do not comply with the various covenants under the credit facility, the lenders may, subject to various customary cure rights, require immediate payment of all amounts outstanding under the facility.

Any event of default could have a material adverse effect on our business. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against our assets. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If our lenders refuse to provide waivers of our credit facility’s restrictive covenants or financial ratios, then we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

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

As of August 22, 2008, Ernst Volgenau, our chairman, beneficially owned 113,078 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 65.6% of the combined voting power of our outstanding common stock. As of August 22, 2008, our executive officers, directors and chairman of the Board of Directors as a group beneficially owned an aggregate of 1,675,212 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 66.1% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. In addition, upon the death of Dr. Volgenau and the conversion of his class B common stock into class A common stock, William K. Brehm, the former chairman of our Board of Directors, if he survives Dr. Volgenau, would beneficially own all of the outstanding class B common stock and could exercise significant influence over corporate matters requiring stockholder approval. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

We lease our office facilities and we do not own any facilities or real estate. At June 30, 2008, we had approximately 1.3 million square feet of floor space at approximately 58 separate locations, primarily in the U.S. We have leased our corporate headquarters at 4300 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. Both of our headquarters’ leases expire on December 31, 2015. We also lease additional facilities located in 17 states, the District of Columbia and various foreign countries.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters and proceedings concerning matters arising out of the ordinary course of our business. While we cannot predict the outcome of these matters, we currently do not expect that any liability arising out of these matters and proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2008, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since May 24, 2002, our class A common stock has been publicly traded on the New York Stock Exchange under the symbol “SRX.” Prior to May 24, 2002, our class A common stock was not publicly traded. From July 1, 2006 to June 30, 2008 the ranges of high and low sale prices of our class A common stock as reported by the New York Stock Exchange for each quarter during this period were as follows:

	High	Low
Year ended June 30, 2008:
First Quarter	$28.59	$22.64
Second Quarter	31.88	26.26
Third Quarter	29.84	21.10
Fourth Quarter	27.27	21.92

Year ended June 30, 2007:
First Quarter	$30.31	$23.31
Second Quarter	32.40	25.50
Third Quarter	28.19	20.65
Fourth Quarter	26.38	23.95

As of August 22, 2008, there were approximately 88 holders of record of our class A common stock and two holders of record of our class B common stock. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of August 22, 2008, the closing price of our class A common stock was $23.08.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sale of Unregistered Securities

We issued 22,887, 46,392, and 56,142 shares of our class A common stock to our SRA International, Inc. 401(k) Plan through matching contributions as determined by our Board of Directors during the fiscal years ended June 30, 2008, 2007, and 2006, respectively. These issuances were not sales within the meaning of the Act.

Share Repurchases

On May 2, 2007, our Board of Directors authorized a share repurchase program to buy back up to $40 million of our class A common stock. The following table summarizes the repurchases of class A common stock during the three-month period ended June 30, 2008. All shares repurchased under the share repurchase program were purchased in open market transactions.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
04/01/2008 – 04/30/2008	65,652	(a)	$25.28	—	$22,720,495	(b)
05/01/2008 – 05/31/2008	12,430	(c)	23.34	1,000	22,697,965	(b)
06/01/2008 – 06/30/2008	745,600	(d)	22.44	745,600	5,969,056	(b)

Total	823,682			746,600

(a)	Represents shares repurchased from terminated employees.
(b)	Under the $40 million share repurchase authorization.
(c)	Includes 11,430 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock awards. The remaining shares were purchased under the share repurchase program.
(d)	Represents share purchased under the share repurchase program.

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

The following graph compares the cumulative total stockholder return on our class A common stock from June 30, 2003 to June 30, 2008 with the cumulative total return of (i) the Russell 2000 stock index and (ii) the services sector index of the Dow Jones US Computer Services. The Dow Jones US Computer Services index was used instead of the Goldman Sachs Technology Index, or GSTI, because GSTI is no longer available. This graph assumes the investment of $100.00 at the closing price on June 30, 2003 in our class A common stock, the Russell 2000 stock index, and Dow Jones US Computer Services index, and assumes any dividends are reinvested. The historical information set forth below is not necessarily indicative of future performance.

	June 30,
	2003	2004	2005	2006	2007	2008
SRA International, Inc.	100.00	132.25	217.00	166.44	157.88	140.38
Russell 2000	100.00	133.37	145.96	167.24	194.73	163.19
Dow Jones US Computer Services	100.00	111.06	99.35	105.38	143.32	154.35

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30 2008, 2007, and 2006 and the balance sheet data as of June 30, 2008 and 2007, are derived from our financial statements that have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, and are included in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2005 and 2004, and the balance sheet data as of June 30, 2006, 2005, and 2004, are derived from our financial statements that have been audited by Deloitte & Touche LLP and not included in this Form 10-K. The selected financial data reflect our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R in July 2005 and our acquisitions completed through June 30, 2008. For more information on the more recent acquisitions, see Note 2 to our financial statements.

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$1,506,933	$1,268,872	$1,179,267	$881,770	$615,802
Operating costs and expenses:
Cost of services	1,121,913	954,656	880,802	653,115	442,771
Selling, general and administrative (b)	240,340	200,204	183,297	126,404	100,919
Depreciation and amortization	25,263	21,187	18,201	13,141	10,511

Total operating costs and expenses	1,387,516	1,176,047	1,082,300	792,660	554,201

Operating income	119,417	92,825	96,967	89,110	61,601
Interest expense	(3,288)	(35)	(79)	(3)	(6)
Interest income	4,261	6,311	4,311	3,445	1,480
Gain on sale of Mantas, Inc.	892	3,674	—	—	—
Other income	—	—	—	—	153

Income before taxes	121,282	102,775	101,199	92,552	63,228
Provision for income taxes	48,018	39,345	38,679	34,829	24,291

Net income	$73,264	$63,430	$62,520	$57,723	$38,937

Earnings per share: (a)
Basic	$1.27	$1.12	$1.14	$1.09	$0.76

Diluted	$1.24	$1.09	$1.08	$1.02	$0.71

Weighted-average shares: (a)
Basic	57,566,645	56,476,927	55,064,138	52,965,623	51,008,978

Diluted	59,277,059	58,381,788	57,738,875	56,549,303	54,738,028

	As of June 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$229,260	$212,034	$173,564	$162,973	$143,367
Working capital	372,351	297,085	299,567	285,489	229,796
Total assets	1,136,515	847,684	724,722	572,399	466,380
Total stockholders’ equity	692,936	625,455	533,297	429,092	339,268

(a)	Share and per share amounts have been adjusted to reflect the May 2005 two-for-one stock split.
(b)	Years ended June 30, 2008, 2007, and 2006 include $10.1 million, $11.5 million, and $13.2 million, respectively, of stock compensation expense recognized in accordance with SFAS No. 123R.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers who are not familiar with our company or the financial statements of federal government information technology services providers should closely review the “Description of Critical Accounting Policies,” the “Description of Statement of Operations Items,” and the “Definition of Certain Items Used in this Management’s Discussion and Analysis” sections that appear at the end of this discussion and analysis. These sections provide background information that can help readers in understanding and analyzing our financial information.

OVERVIEW

We are a leading provider of technology and strategic consulting services and solutions to clients in national security, civil government, and global health. We offer a broad range of technology and strategic consulting services spanning the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and managed services. Our core business solutions include text and data mining; information assurance, cyber security and privacy protection; enterprise resource planning; business intelligence; contingency and disaster planning; enterprise architecture and portfolio management; identity management; information sharing and knowledge management; outsourcing, managed services, and infrastructure modernization; service-oriented architecture; training, modeling, and simulation; global health policy and program management; clinical research outsourcing, regulatory consulting and data management; and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. We provide services in three target markets: national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence agencies, and other federal organizations with homeland security missions.

Since our founding in 1978, we have derived substantially all of our revenue from services provided to federal government clients. According to the Federal Information Technology Market Forecast, FY 2008-FY 2013 report published by INPUT, an independent federal government market research firm, the contracted portion of U.S. federal government spending on information technology is forecasted to grow at an annual rate of 4.1% from $71.9 billion in federal fiscal year 2008 to $87.8 billion in federal fiscal year 2013. We estimate that our addressable market, which also includes management consulting, engineering and other professional services for local, state, and federal governments, is currently over $150 billion in size. In order to grow, we will need to take market share from our competitors. Our growth is driven in part by contract awards and how we build-out our contracts. Ideally, the level of quarterly business awards would exceed the revenue booked in the quarter to drive backlog growth.

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

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements, which have averaged approximately 1% of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

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

Revenue Growth

Our total revenue growth rate was 18.8% in fiscal year 2008. This growth was attributable primarily to the acquisitions of RABA Technologies, LLC, or RABA, which was completed in October 2006 and Constella Group, LLC, or Constella, which was completed in August 2007. Our organic revenue growth rate was 2.9% in fiscal year 2008.

A part of our growth strategy includes pursuing strategic acquisitions to complement and accelerate internal growth by adding new capabilities, customers or intellectual property. From July 1, 2005 through June 30, 2008, we completed the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
Galaxy Scientific Corporation	Command and Control, Communications, Computers, Intelligence (C4I)	July 1, 2005	$98.7
Spectrum Solutions Group, Inc.	Enterprise Resource Planning	November 2, 2005	17.7
Mercomms Unlimited, Inc.	Maritime and Defense Communications	April 10, 2006	0.6
RABA Technologies, LLC	Intelligence	October 26, 2006	95.0
Constella Group, LLC	Health Sciences and International Health and Drug Development	August 9, 2007	190.6

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog at the end of the year:

	Year Ended June 30,
	2008	2007	2006
	(in millions)
Backlog:
Funded	$676.5	$600.4	$512.8
Unfunded	3,182.7	2,809.8	2,748.8

Total backlog	$3,859.2	$3,410.2	$3,261.6

Our total backlog of approximately $3.9 billion as of June 30, 2008 represented a 13.2% increase over the fiscal year 2007 backlog. We currently expect to recognize revenue during fiscal year 2009 from approximately 24% of our total backlog as of June 30, 2008.

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

	Year Ended June 30,
	2008	2007	2006
Cost-plus-fee	41%	43%	45%
Time-and-materials	42	42	40
Fixed-price	17	15	15

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them on direct-billable jobs is critical to our success. The following table represents our headcount and our direct labor utilization over the past three years. The direct labor utilization shown excludes our global drug development business, which does not have a material effect on the overall percentage.

	Year Ended June 30,
	2008	2007	2006
Headcount	6,497	5,215	4,975
Direct labor utilization	79.2%	78.8%	78.5%

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts, how we bid and execute our contracts, and how we manage our costs. Our operating margins were 7.9%, 7.3%, and 8.2% for the years ended June 30, 2008, 2007, and 2006, respectively. We generated a greater proportion of our revenue from our labor services in fiscal 2008 compared to fiscal 2007, which increased our operating margin. The decrease in operating margin between fiscal 2006 and 2007 is primarily attributable to lower margins on re-competed contracts during fiscal 2007 compared to fiscal 2006. Additionally, the amortization associated with identified intangibles recorded as a result of our acquisition of RABA reduced operating margin in the year ended June 30, 2007.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. Accounts receivable represents the most significant asset we report on our balance sheet. Our reported DSO remained constant at 73 days for the years ended June 30, 2008 and 2007. We have a number of internal process initiatives underway that we believe will enable us to improve our invoicing and collection of accounts receivable with our U.S. customers. However, we do not anticipate a significant improvement in DSO due to an increase in receivables from international customers, which generally take longer to collect.

RESULTS OF OPERATIONS

The following tables set forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenue, for the periods indicated.

	Year Ended June 30,
	2008	% Change	2007	% Change	2006
	(in thousands)
Revenue	$1,506,933	18.8%	$1,268,872	7.6%	$1,179,267
Operating costs and expenses:
Cost of services	1,121,913	17.5	954,656	8.4	880,802
Selling, general, and administrative	240,340	20.0	200,204	9.2	183,297
Depreciation and amortization	25,263	19.2	21,187	16.4	18,201

Total operating costs and expenses	1,387,516	18.0	1,176,047	8.7	1,082,300

Operating income	119,417	28.6	92,825	(4.3)	96,967
Interest expense	(3,288)	*	(35)	*	(79)
Interest income	4,261	(32.5)	6,311	52.0	4,311
Gain on sale of Mantas, Inc.	892	(75.7)	3,674	100.0	—

Income before taxes	121,282	18.0	102,775	1.6	101,199
Provision for income taxes	48,018	22.0	39,345	1.7	38,679

Net income	$73,264	15.5%	$63,430	1.5%	$62,520

	(as a percentage of revenue)
Revenue	100.0%		100.0%		100.0%
Operating costs and expenses:
Cost of services	74.5		75.2		74.7
Selling, general and administrative	15.9		15.8		15.5
Depreciation and amortization	1.7		1.7		1.5

Total operating costs and expenses	92.1		92.7		91.8

Operating income	7.9		7.3		8.2
Interest expense	(0.3)		0.0		0.0
Interest income	0.3		0.5		0.4
Gain on sale of Mantas, Inc.	0.1		0.3		—

Income before taxes	8.0		8.1		8.6
Provision for income taxes	3.1		3.1		3.3

Net income	4.9%		5.0%		5.3%

*	Year-over year rate of change greater than 100%

Revenue

Our revenue increased 18.8% to $1.51 billion in fiscal 2008 from $1.27 billion in fiscal 2007. Organic revenue growth was 2.9% for the year. Our increase in revenue was primarily acquisitive and driven by our October 2006 acquisition of RABA and August 2007 acquisition of Constella which together accounted for approximately $182 million of additional revenue during fiscal 2008. In May 2008, we were informed that we were not successful in our recompete bid for the Advanced Information Technology Services contract with the National Guard, which accounted for approximately 6% of our revenue in fiscal 2008. The contract will end during the first quarter of fiscal 2009.

Our revenue increased 7.6% to $1.27 billion in fiscal 2007, from $1.18 billion in fiscal 2006. Organic revenue growth was 3.4% for the year, with the remainder of growth mostly attributable to our October 2006 acquisition of RABA which generated approximately $43 million in revenue during fiscal 2007. Organic growth was driven primarily by our Federal Deposit Insurance Corporation, or FDIC, contract, which generated approximately $25.5 million in additional revenue during fiscal 2007 compared to fiscal 2006.

Cost of Services

Cost of services increased 17.5% to $1.12 billion in fiscal 2008, from $954.7 million in fiscal 2007. This increase in cost of services was due primarily to the increased volume of services attributable to the acquired RABA and Constella contracts. As a percentage of revenue, cost of services decreased to 74.5% in fiscal 2008, from 75.2% in fiscal 2007, due primarily to an increase in our labor service mix relative to third-party materials.

Cost of services increased 8.4% to $954.7 million in fiscal 2007, from $880.8 million in fiscal 2006. This increase in cost of services was due primarily to the increased volume of services provided under our FDIC contract, and the volume of services attributable to RABA’s existing contracts. As a percentage of revenue, cost of services increased to 75.2% in fiscal 2007, from 74.7% in fiscal 2006. This increase as a percentage of revenue was attributable primarily to lower margin on re-competed contracts during fiscal 2007 compared to fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20.0% to $240.3 million in fiscal 2008, from $200.2 million in fiscal 2007. The increase in selling, general and administrative expenses was due primarily to our acquisitions of RABA and Constella. As a percentage of revenue, selling, general and administrative expenses increased slightly to 15.9% in fiscal 2008 from 15.8% in fiscal 2007. This increase as a percentage of revenue was primarily attributable to investments in marketing and sales and increased travel, infrastructure and compliance costs associated with our international operations.

Selling, general and administrative expenses increased 9.2% to $200.2 million in fiscal 2007, from $183.3 million in fiscal 2006. As a percentage of revenue, selling, general and administrative expenses increased to 15.8% in fiscal 2007 from 15.5% in fiscal 2006. This increase as a percentage of revenue resulted primarily from an increase in our allowance for doubtful accounts related to a potentially uncollectible receivable. Additionally, increased spending to recruit staff during fiscal 2007 increased the ratio of selling, general and administrative expenses to revenue as compared to fiscal 2006.

Depreciation and Amortization

Depreciation and amortization increased 19.2% to $25.3 million in fiscal 2008, from $21.2 million in fiscal 2007. This increase was due to the amortization of identified intangible assets related to our acquisitions of RABA and Constella. As a percentage of revenue, depreciation and amortization remained constant at 1.7% for both fiscal 2008 and 2007.

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

Interest Expense

Interest expense increased to $3.3 million in fiscal 2008, from $35 thousand in fiscal 2007. This increase was due to the interest incurred on borrowings under our credit facility which we used to fund the acquisition of Constella.

Interest Income

Interest income decreased to $4.3 million in fiscal 2008, from $6.3 million in fiscal 2007. This decrease was due to a lower average cash balance and a general decline in interest rates in fiscal 2008 compared to fiscal 2007.

Interest income increased to $6.3 million in fiscal 2007, from $4.3 million in fiscal 2006. This increase was due to a general rise in interest rates and a greater average cash and cash equivalents balance.

Income Taxes

In fiscal 2008, our effective income tax rate increased to 39.6%, from 38.3% in fiscal year 2007. This increase was due primarily to a decreased proportion of interest income earned from tax-advantaged municipal bond investments. The estimated effective tax rate is based on current tax law and current income and expense projections. The effective tax rate may be affected by future acquisitions, by changes in interest income from tax-advantaged municipal bond investments, or by the receipt of certain tax credits or refunds.

In fiscal 2007, our effective tax rate increased slightly to 38.3% from 38.2% in fiscal 2006. The increase was due primarily to additional services performed in higher taxing jurisdictions in fiscal 2007 compared to fiscal 2006.

SEASONALITY

Our business operates on a fiscal year ending June 30. Quarterly revenue and operating margins can be affected by, among other things, seasonality in our business model. In the quarter ending September 30, we may experience a sequential decline in operating margins from our quarter ending June 30. In the quarter ending September 30, we generally experience lower staff utilization rates because of summer vacations and increased proposal activity in connection with the end of the federal fiscal year. We typically transition a significant number of professional staff temporarily off of billable engagements to support this increased proposal activity. The revenue mix can also change in the September quarter as the volume of lower-margin direct material purchases on behalf of government customers can increase near the end of the federal fiscal year.

In the quarter ending December 31, lower staff utilization rates may continue because of holiday vacations, and lower-margin direct materials volume may remain high because some of our customers have a December fiscal year end and tend to make more purchases in that quarter. In the March and June quarters, staff utilization may increase, and lower-margin direct material purchase volume may decline. This can have the effect of increasing operating margins in the last two quarters of our fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to invest in research and development, to make selective strategic acquisitions, and to repurchase shares of our common stock.

As of June 30, 2008, our total cash and investments balances were $229.3 million. We used a total of approximately $190 million of cash, net of cash acquired, in fiscal 2008 related to the acquisition of Constella.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.

Fiscal 2008 Compared to Fiscal 2007

Net cash provided by operating activities was $83.8 million in fiscal 2008, compared to $122.4 million in fiscal 2007, or 1.1 and 1.9 times net income for the same periods. The lower cash provided by operating activities was due largely to an increase in accounts receivable resulting from the implementation of a new accounting system in the United Kingdom and administrative delays in payment by one of our customers. This was partially offset by the timing of some vendor payments in fiscal year 2008 as compared to fiscal year 2007.

We used $199.6 million in net cash for investing activities in fiscal 2008, compared to $101.2 million in fiscal 2007. The cash used for investing activities in fiscal 2008 was primarily the result of our acquisition of Constella in August 2007.

Net cash provided by financing activities was $133 million in fiscal 2008, compared to $17.2 million in fiscal 2007. The increase resulted primarily from the use of our credit facility to support the acquisition of Constella as well as greater stock option exercises. This was partially offset by cash used to repurchase shares of our common stock during fiscal 2008.

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

We used $101.2 million in net cash for investing activities in fiscal 2007, compared to $104.7 million in fiscal 2006. Three factors drive our investing cash outflows: capital expenditures, the purchase, sale or maturity of investments with maturities that exceed 90 days, and acquisitions. The lower cash used for investing activities in fiscal 2007 was due primarily to lower cash generated from the sale and maturity of investments in fiscal 2007 compared to fiscal 2006, which was partially offset by the proceeds received in the sale of our interest in Mantas, Inc.

Net cash provided by financing activities was $17.2 million in fiscal 2007, compared to $28.5 million in fiscal 2006. The decrease was due to lower stock option exercises and related tax benefits.

Credit Facility

On May 29, 2008, we amended our five-year unsecured revolving credit facility dated August 9, 2007 to increase the commitment from $100 million to $285 million. The credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. As of June 30, 2008, we had borrowings of $150 million outstanding under the credit facility.

Outstanding borrowings under the credit facility bear interest at a rate per annum equal to, at our election, (i) LIBOR plus an applicable margin ranging from 0.65% to 0.95%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of the bank’s prime rate or 0.5% above the Federal Funds Rate. In addition, we are required to pay the lenders a facility fee on the total committed amount under the credit facility ranging from 0.100% to 0.175% per annum, depending upon our leverage ratio. Interest is payable upon maturity.

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

Share Repurchases

In May 2007, our Board of Directors authorized the repurchase of up to $40 million of the Company’s class A common stock. During the three months ended June 30, 2008, we repurchased approximately $17 million of our stock under the repurchase authority. As of June 30, 2008, approximately $6 million remained of the $40 million authorized repurchase amount, which was repurchased subsequent to year-end.

On July 31, 2008, the Board authorized the repurchase of an additional $100 million. The timing, price, quantity and manner of the purchases can be determined at the discretion of our Chief Executive Officer.

Capital Requirements

We believe the capital resources available to us under the credit facility and cash from our operations are adequate to fund our normal operating liquidity and capital expenditure requirements at least through fiscal 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2008 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments due by period
Contractual obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$150,000	$—	$—	$150,000	$—
Operating lease obligations	205,383	36,346	62,044	49,857	57,136

Total contractual obligations	$355,383	$36,346	$62,044	$199,857	$57,136

(a)	See Note 17 to the Company’s consolidated financial statements for additional information regarding debt and related matters.

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

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, and accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of the intangible assets. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected.

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

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where we perform systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract review that there is a more suitable objective measure of completion than costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is generally recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is generally recognized based on costs incurred because these services are directed by our customers and are subject to their needs which fluctuate throughout the contract period. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of our contracts where we act as an agent to the transaction are excluded from our revenue and cost of services, except to the extent of any handling fee or profit earned. Fees paid by us as an agent to investigators and test subjects in connection with clinical research trials are also excluded from revenue and costs of services, except to the extent of any profit earned.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of our progress toward completing the contract. From time to time, as part of our standard management processes, facts develop that require us to revise our estimated total costs or revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Anticipated contract losses are recognized in the period in which it becomes probable and can be reasonably estimated.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies for the prior-year periods comparable to the current-year periods for which the acquired companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our fiscal 2008 organic growth rate of 18.8% as follows:

	Year Ended June 30,
	2008	2007	% Increase
Revenue, as reported	$1,506,933	$1,268,872	18.8%
Plus: Revenue from acquired companies for the comparable prior year period	—	196,144

Organic Revenue	$1,506,933	$1,465,016	2.9%

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities was delayed until fiscal years beginning after November 15, 2008. We do not expect the adoption of this new standard to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this new standard to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. An entity may not apply it before that date. We will apply this guidance effective July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect, if any, that adoption of SFAS No. 160 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this new standard to have a material impact on our financial statements.

In April 2008, the FASB issued Staff Position, or FSP, FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for the fiscal years beginning after December 15, 2008. We will apply this guidance effective July 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. SFAS No. 162 is effective 60 days after the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements. We do not expect the adoption of this new standard to have a material impact on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, accounts receivable, and long-term debt. We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

The interest rates on our revolving credit facility are affected by changes in market interest rates. Borrowings under our revolving credit facility bear interest at either (i) LIBOR plus and applicable margin ranging from 0.65% to 0.95%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of the bank’s prime rate or 0.5% above the Federal Funds Rate. A hypothetical 1% increase in the interest rate could increase our interest expense for fiscal 2009 by approximately $1.5 million based on our outstanding debt at June 30, 2008.

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

As of June 30, 2008 and 2007, the carrying value of financial instruments approximated fair value. These investments primarily consist of corporate and municipal bonds with maturities of 4 months or less that are classified as held-to-maturity.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

We are exposed to changes in foreign currency rates. Approximately 2% of our total revenue in fiscal 2008 was derived from our international operations, primarily earned in the United Kingdom. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are submitted on pages F-1 through F-28 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the company of the New York Stock Exchange corporate governance listing standards.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This assessment excluded the internal control over financial reporting at Constella Group, LLC which was acquired on August 9, 2007 and whose financial statements reflect approximately 1% and 6% of net and total assets, respectively, 11% of revenue and 7% of net income of the related consolidated financial statement amounts as of and for the year ended June 30, 2008. Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2008.

Deloitte & Touche LLP (“D&T”), an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The D&T report immediately follows this report.

/s/ STANTON D. SLOANE
President and Chief Executive Officer

/s/ STEPHEN C. HUGHES
Chief Financial Officer and Executive Vice President, Operations

Date: August 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited the internal control over financial reporting of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Constella Group, LLC, which was acquired on August 9, 2007 and whose financial statements constitute approximately 1% and 6% of net and total assets, respectively, 11% of revenue and 7% of net income of the consolidated financial statement amounts as of and for the year ended June 30, 2008. Accordingly, our audit did not include the internal control over financial reporting at Constella Group, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended June 30, 2008 of the Company and our report dated August 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 27, 2008

Item 9B.	OTHER INFORMATION

None.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein is contained under the heading “Executive Officers of the Registrant” in Part I of this report. Other information required by this Item will be included under the headings “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership reporting Compliance” in the definitive proxy statement for our 2008 annual meeting of stockholders, or the 2008 proxy statement, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” in the 2008 proxy statement, which sections are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2008 proxy statement, which sections are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the heading “Certain Relationships and Related Transactions” in the 2008 proxy statement, which section is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the heading “Proposal 2—Ratification of Selection of Independent Auditors” in the 2008 proxy statement, which section is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the three years ended June 30, 2008	F-28

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description
2.2^^	Equity Purchase Agreement dated June 20, 2007 and Closing Agreement dated August 9, 2007, by and among SRA International, Inc., Systems Research Applications Corporation, Constella Group, LLC, and Donald A. Holzworth, as Seller Representative and certain identified shareholders of Constella. Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules of the Equity Purchase Agreement and Closing Agreement are omitted.

3.1††	Amended and Restated Certificate of Incorporation of the Registrant

3.2†	Amended and Restated By-Laws of the Registrant

4.1†	Specimen common stock certificate

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1†	1994 Stock Option Plan, as amended*

10.3†	2002 Stock Incentive Plan*

10.4†	Deferred Compensation Plan for Key Employees, as amended*

10.5†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.6†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.8†	401(k) Savings Plan, as amended and restated effective January 1, 2001*

10.8a^	Amendment to 401(k) Savings Plan*

Exhibit Number	Description
10.14††††	Employment Agreement dated April 18, 2007 between SRA International, Inc. and Stanton D. Sloane

10.15†††††	Credit Agreement, dated as of August 9, 2007

10.15a††††††	Amendment, dated as of May 29, 2008, to Credit Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).
††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-31334).
†††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2002 (File No. 001-31334).
††††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. (File No. 001-31334).
†††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2007 (File No. 001-31334).
††††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2008 (File No. 001-31334).
^	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 001-31334).
^^	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2007 (File No. 001-31334).
*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 27th day of August, 2008.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STANTON D. SLOANE Stanton D. Sloane	President and Chief Executive Officer (Principal Executive Officer)	August 27, 2008

/s/ STEPHEN C. HUGHES Stephen C. Hughes	Chief Financial Officer and Executive Vice President, Operations (Principal Financial and Accounting Officer)	August 27, 2008

/s/ ERNST VOLGENAU Ernst Volgenau	Chairman	August 27, 2008

/s/ JOHN W. BARTER John W. Barter	Director	August 27, 2008

Larry R. Ellis	Director

/s/ EDMUND P. GIAMBASTIANI, JR. Edmund P. Giambastiani Jr.	Director	August 27, 2008

/s/ MILES R. GILBURNE Miles R. Gilburne	Director	August 27, 2008

/s/ WILLIAM T. KEEVAN William T. Keevan	Director	August 27, 2008

/s/ MICHAEL R. KLEIN Michael R. Klein	Director	August 27, 2008

David H. Langstaff	Director

Gail R. Wilensky	Director

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 27, 2008

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30,
	2008	2007
Current assets:
Cash and cash equivalents	$229,260	$212,034
Restricted cash	1,194	—
Accounts receivable, net	344,974	262,409
Prepaid expenses and other	64,159	26,370
Deferred income taxes, current	11,544	5,860

Total current assets	651,131	506,673

Property and equipment, net	37,949	36,685

Other assets:
Goodwill	395,766	256,530
Identified intangibles, net	36,813	30,849
Deferred income taxes, noncurrent	3,217	8,163
Deferred compensation trust	7,747	8,784
Other assets	3,892	—

Total other assets	447,435	304,326

Total assets	$1,136,515	$847,684

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30,
	2008	2007
Current liabilities:
Accounts payable and accrued expenses	$163,927	$110,897
Accrued payroll and employee benefits	99,742	81,711
Billings in excess of revenue recognized	15,111	16,980

Total current liabilities	278,780	209,588

Long-term liabilities:
Long-term debt	150,000	—
Other long-term liabilities	14,799	12,641

Total long-term liabilities	164,799	12,641

Total liabilities	443,579	222,229

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 45,119,238 and 43,576,434 shares issued as of June 30, 2008 and 2007; 42,840,128 and 42,865,008 shares outstanding as of June 30, 2008 and 2007	180	174
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,050,736 and 14,199,828 shares issued and outstanding as of June 30, 2008 and 2007	56	57
Additional paid-in capital	333,288	302,970
Treasury stock, at cost	(42,076)	(5,996)
Accumulated other comprehensive income	10	—
Retained earnings	401,478	328,250

Total stockholders’ equity	692,936	625,455

Total liabilities and stockholders’ equity	$1,136,515	$847,684

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2008	2007	2006
Revenue	$1,506,933	$1,268,872	$1,179,267
Operating costs and expenses:
Cost of services	1,121,913	954,656	880,802
Selling, general and administrative	240,340	200,204	183,297
Depreciation and amortization	25,263	21,187	18,201

Total operating costs and expenses	1,387,516	1,176,047	1,082,300

Operating income	119,417	92,825	96,967
Interest expense	(3,288)	(35)	(79)
Interest income	4,261	6,311	4,311
Gain on sale of Mantas, Inc.	892	3,674	—

Income before taxes	121,282	102,775	101,199
Provision for income taxes	48,018	39,345	38,679

Net income	$73,264	$63,430	$62,520

Earnings per share:
Basic	$1.27	$1.12	$1.14

Diluted	$1.24	$1.09	$1.08

Weighted-average shares:
Basic	57,566,645	56,476,927	55,064,138

Diluted	59,277,059	58,381,788	57,738,875

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock		Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, July 1, 2005	39,239,400	157	15,627,466	63	231,754	(819,523)	(4,839)	(343)	—	202,300	429,092
Net income	—	—	—	—	—	—	—	—	—	62,520	62,520	$62,520
Issuance of common stock (a)	1,751,010	7	—	—	13,911	—	—	(919)	—	—	12,999	—
Reissuance of treasury stock	—	—	—	—	3,198	134,162	799	—	—	—	3,997	—
Purchase of treasury stock	—	—	—	—	—	(69,375)	(2,262)	—	—	—	(2,262)	—
Tax benefits of stock option exercises	—	—	—	—	13,774	—	—	—	—	—	13,774	—
Shares converted between classes	1,167,638	5	(1,167,638)	(5)	—	—	—	—	—	—		—
FAS 123(R) stock based compensation	—	—	—	—	12,803	—	—	374	—	—	13,177	—

Balance, June 30, 2006	42,158,048	169	14,459,828	58	275,440	(754,736)	(6,302)	(888)	—	264,820	533,297	$62,520
Net income	—	—	—	—	—	—	—	—	—	63,430	63,430	$63,430
Issuance of common stock (a)	1,158,386	4	—	—	8,872	—	—	674	—	—	9,550	—
Reissuance of treasury stock	—	—	—	—	855	46,392	390	—	—	—	1,245	—
Purchase of treasury stock	—	—	—	—	—	(3,082)	(84)	—	—	—	(84)	—
Tax benefits of stock option exercises	—	—	—	—	6,521	—	—	—	—	—	6,521	—
Shares converted between classes	260,000	1	(260,000)	(1)	—	—	—	—	—	—		—
FAS 123(R) stock based compensation	—	—	—	—	11,282	—	—	214	—	—	11,496	—

Balance, June 30, 2007	43,576,434	174	14,199,828	57	302,970	(711,426)	(5,996)	—	—	328,250	625,455	$63,430
Net income	—	—	—	—	—	—	—	—	—	73,264	73,264	$73,264
Issuance of common stock (a)	1,393,712	5	—	—	15,022	—	—	—	—	—	15,027	—
Reissuance of treasury stock	—	—	—	—	481	22,887	198	—	—	—	679	—
Purchase of treasury stock	—	—	—	—	—	(1,590,571)	(36,278)	—	—	—	(36,278)	—
Tax benefits of stock option exercises	—	—	—	—	4,667	—	—	—	—	—	4,667	—
Shares converted between classes	149,092	1	(149,092)	(1)	—	—	—	—	—	—	—	—
FAS 123(R) stock based compensation	—	—	—	—	10,148	—	—	—	—	—	10,148	—
FIN 48 reserve	—	—	—	—	—	—	—	—	—	(36)	(36)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	10		10	10

Balance, June 30, 2008	45,119,238	$180	14,050,736	$56	$333,288	(2,279,110)	$(42,076)	$—	$10	$401,478	$692,936	$73,274

(a)	Relates to the exercise of stock options, vesting of restricted stock, and the issuance of common stock for the Employee Stock Purchase Plan.

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$73,264	$63,430	$62,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,263	21,187	18,201
Stock-based compensation	10,148	11,496	13,177
Deferred income taxes	(738)	(5,722)	(1,901)
Gain on sale of Mantas, Inc.	(892)	(3,674)	—
Loss on disposal of property and equipment	788	—	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(35,039)	17,425	(41,822)
Prepaid expenses and other	3,050	(2,667)	2,250
Accounts payable and accrued expenses	2,427	(8,991)	32,609
Accrued payroll and employee benefits	13,232	17,385	2,534
Billings in excess of revenue recognized	(4,085)	11,028	(664)
Other	(3,621)	1,547	(73)

Net cash provided by operating activities	83,797	122,444	86,831

Cash flows from investing activities:
Capital expenditures	(10,763)	(12,624)	(15,639)
Purchases of investments	—	—	(9,748)
Sales and maturities of investments	—	9,749	25,723
Acquisitions, net of cash acquired	(189,714)	(102,005)	(105,084)
Proceeds from sale of Mantas, Inc.	892	3,674	—

Net cash used in investing activities	(199,585)	(101,206)	(104,748)

Cash flows from financing activities:
Issuance of common stock	15,027	9,550	12,999
Tax benefits of stock option exercises	4,667	6,521	13,774
Reissuance of treasury stock	679	1,245	3,997
Borrowings (repayments) under credit facility	150,000	—	—
Payment of financing costs	(1,081)	—	—
Purchase of treasury stock	(36,278)	(84)	(2,262)

Net cash provided by financing activities	133,014	17,232	28,508

Net increase in cash and cash equivalents	17,226	38,470	10,591
Cash and cash equivalents, beginning of period	212,034	173,564	162,973

Cash and cash equivalents, end of period	$229,260	$212,034	$173,564

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$2,656	$—	$—

Income taxes	$51,390	$38,012	$26,377

Cash received during the period:
Interest	$4,376	$6,103	$4,219

Income taxes	$961	$938	$1,038

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2008, 2007, and 2006

1.	Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly-owned subsidiaries (SRA or the Company). All intercompany transactions and balances have been eliminated.

Nature of Business

SRA provides technology and strategic consulting services and solutions to clients in national security, civil government, and health care and public health. Since SRA’s founding in 1978, the Company has derived substantially all of its revenue from services provided to federal government clients.

Revenue from contracts with federal government agencies was 95% of total revenue for the fiscal year ended June 30, 2008 and 99% for the fiscal years ended June 30, 2007 and 2006. The National Guard, as a client group, accounted for approximately 10% of revenue for the year ended June 30, 2006. The United States Agency for International Development accounted for approximately 10% of revenue for the year ended June 30, 2006. No client or client group accounted for more than 10% of revenue in either the year ended June 30, 2008 or 2007.

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

Revenue Recognition

Contract Accounting

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company has a standard management process that it uses to determine whether all required criteria for revenue recognition have been met. This standard management process includes a regular review of the Company’s contract performance. This review covers, among other matters, outstanding action items, progress against schedule, effort and staffing, requirements stability, quality, risks and issues, subcontract management, cost, commitments, and client satisfaction. During this review the Company determines whether the overall progress on a contract is consistent with the effort expended.

Absent evidence to the contrary, the Company recognizes revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where the Company performs systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is generally recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is generally recognized based on costs incurred because these services are directed by the Company’s customers and are subject to their needs which fluctuate throughout the contract period. The Company considers performance-based fees, including award fees, under any contract type to be earned when it can demonstrate satisfaction of performance goals, based upon historical experience, or when the Company receives contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of the Company’s contracts where it acts as an agent to the transaction are excluded from the Company’s revenue and cost of services, except to the extent of any handling fee or profit earned. Fees paid by the Company as an agent to investigators and test subjects in connection with clinical research trials are also excluded from revenue and cost of services, except to the extent of any profit earned.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of its standard management processes, facts develop that require the Company to revise estimated total costs or revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. Anticipated contract losses are recognized in the period in which they become probable and can be reasonably estimated.

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

Revenue for the years ended June 30, 2008, 2007, and 2006 was earned from the following contract types:

	2008	2007	2006
Cost-plus-fee	41%	43%	45%
Time-and-materials	42	42	40
Fixed-price	17	15	15

Software Licensing and Related Activities

The Company enters into arrangements, which may include the sale of licenses of the Company’s proprietary software, consulting services and maintenance, or various combinations of each element. The Company recognizes revenue based on Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations remain. In the limited cases where return or refund rights have been offered, the Company defers all revenue recognition until the end of the return or refund period. Total software licensing and related activities revenue was $6.2 million, $5.4 million, and $4.0 million for the years ended June 30, 2008, 2007, and 2006, respectively. Software licensing of the Company’s proprietary software and related activities revenue was less than 1% of consolidated revenue for all periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs, which are included in selling, general and administrative expenses, were $1.4 million, $1.2 million, and $1.3 million for the years ended June 30, 2008, 2007, and 2006, respectively.

Internal-Use Computer Software

The Company capitalizes costs incurred to license and implement software for internal-use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use. Such costs are amortized over periods ranging from three to seven years. The Company did not capitalize internal-use software costs for the year ended June 30, 2008. For the years ended June 30, 2007 and 2006 the Company capitalized $0.2 million and $0.6 million, respectively.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities less valuation allowances, if required. Enacted statutory tax rates are used to compute the tax consequences of these temporary differences. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

Deferred Compensation Plan

Certain key employees of the Company are eligible to defer a specified percentage of their cash compensation by having it contributed to a nonqualified deferred compensation plan. Eligible employees may elect to defer up to 50% of their base salary and up to 100% of performance bonuses, reduced by any amounts withheld for the payment of taxes or other deductions required by law. The Company funds its deferred compensation liabilities by making cash contributions to a Rabbi Trust at the time the salary or bonus being deferred would otherwise be payable to the employee. Gains or losses on amounts held in the Rabbi Trust are fully allocable to plan participants. As a result, there is no net impact on the Company’s results of operations, and the liability to plan participants is fully funded at all times.

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

Restricted Cash

The Company’s global drug development business receives advances from its customers which are restricted as to withdrawal or usage.

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property and equipment, including capitalized internal-use computer software, was $15.4 million, $14.4 million, and $13.2 million for the years ended June 30, 2008, 2007, and 2006, respectively.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed, is assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (Note 6). Intangible assets with finite lives are amortized on a straight-line basis over their useful lives, typically determined with the assistance of an outside valuation firm, of 2 to 12 years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

As of June 30, 2008 and 2007, the carrying value of financial instruments approximated fair value. These investments primarily consist of corporate and municipal debt obligations with maturities of 4 months or less that are classified as held-to-maturity.

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

Earnings Per Share

The Company calculates basic and diluted earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is computed by dividing reported net income by the basic weighted-average number of common shares outstanding. Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted-average common equivalent shares with respect to the Company’s EPS calculation is due to the effect of potential future exercises of stock options and vesting of restricted stock shares.

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

Undistributed earnings are calculated as follows (in thousands):

	Year Ended June 30,
	2008	2007	2006
Net income	$73,264	$63,430	$62,520
Less: dividends	—	—	—

Undistributed earnings	$73,264	$63,430	$62,520

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Year Ended June 30,
	2008		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	43,451	14,116	42,151	14,326	40,270	14,794
Assumed conversion of class B shares	14,116	—	14,326	—	14,794	—
Effect of potential exercise or vesting of stock-based awards	1,710	—	1,905	—	2,675	—

Diluted weighted-average common shares outstanding	59,277	14,116	58,382	14,326	57,739	14,794

Stock options that were not included in the computation of diluted weighted-average common shares outstanding, because to do so would have been antidilutive were 1,586,075, 1,749,771, and 1,490,708 for the years ended June 30, 2008, 2007, and 2006, respectively.

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2008		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	43,451	14,116	42,151	14,326	40,270	14,794
Divided by: Total weighted-average shares outstanding (class A and class B)	57,567	57,567	56,477	56,477	55,064	55,064
Multiplied by: Undistributed earnings	$73,264	$73,264	$63,430	$63,430	$62,520	$62,520

Subtotal	$55,299	$17,965	$47,340	$16,090	$45,723	$16,797
Divided by: Weighted-average shares outstanding	43,451	14,116	42,151	14,326	40,270	14,794

Earnings per share	$1.27	$1.27	$1.12	$1.12	$1.14	$1.14

Diluted
Weighted-average shares outstanding	59,277	14,116	58,382	14,326	57,739	14,794
Divided by: Total weighted-average shares outstanding (class A and class B)	59,277	59,277	58,382	58,382	57,739	57,739
Multiplied by: Undistributed earnings	$73,264	$73,264	$63,430	$63,430	$62,520	$62,520

Subtotal	$73,264	$17,447	$63,430	$15,565	$62,520	$16,019
Divided by: Weighted-average shares outstanding	59,277	14,116	58,382	14,326	57,739	14,794

Earnings per share	$1.24	$1.24	$1.09	$1.09	$1.08	$1.08

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities was delayed until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. An entity may not apply it before that date. The Company will apply this guidance effective July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that adoption of SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for the fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that adoption of FSP FAS 142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which reorganizes the GAAP hierarchy. The standard transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. SFAS No. 162 is effective 60 days after the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation, including the reclassification of prepaid software licenses and maintenance on cost-plus-fee and time-and-materials contracts from accounts receivable to billings in excess of revenue recognized.

2.	Acquisitions:

Galaxy Scientific Corporation

In July 2005, the Company completed its acquisition of Galaxy Scientific Corporation, (Galaxy), a privately-held provider of systems engineering, information technology, and tactical communication services and solutions to the federal government. Galaxy specializes in command and control, communications, computers and intelligence (C4I) tactical systems; information assurance; information technology; training systems; engineering support; and safety and security technologies. The Company acquired Galaxy for approximately $98.7 million, net of acquisition costs, from cash on hand. Approximately $12 million of the purchase price was allocated to identified intangibles and approximately $73.4 million to goodwill. Pursuant to the requirements of SFAS No. 141, the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Spectrum Solutions Group, Inc.

In November 2005, the Company acquired Spectrum Solutions Group, Inc., (Spectrum), a privately-held provider of enterprise solutions to the federal government. The Company acquired Spectrum for approximately $9.7 million, net of acquisition costs, from cash on hand. Approximately $0.9 million of the purchase price was allocated to identified intangibles and approximately $6.7 million to goodwill. The Company agreed to make additional purchase price payments contingent upon the achievement of certain milestones by Spectrum. In January 2007, the Company paid former shareholders of Spectrum $8 million in additional purchase price. This additional purchase price payment resulted in an $8 million addition to goodwill. A final additional purchase price payment, if certain milestones are met, will be paid to the former shareholders of Spectrum. Pursuant to the requirements of SFAS No. 141, the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Mercomms Unlimited, Inc.

Effective April 10, 2006, SRA acquired Mercomms Unlimited, Inc., (Mercomms), which specializes in advanced maritime and defense communications technologies for the federal government. Mercomms was acquired for approximately $637 thousand, substantially all of which was assigned to identified intangibles. Pursuant to the requirements of SFAS No. 141, the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

RABA Technologies, LLC

In October 2006, the Company completed its acquisition of RABA Technologies, LLC (RABA), a provider of high-end technical services to the national security and intelligence communities. RABA’s services include software development, systems integration and operational support. The Company acquired RABA for approximately $95 million, net of acquisition costs, from cash on hand. Approximately $11.4 million of the purchase price was allocated to identified intangible assets and approximately $79.2 million to goodwill. If certain milestones are met, an additional purchase price payment of up to $5 million will be paid to the former stockholders of RABA. If paid, this contingent payment will result in additional goodwill in fiscal year 2009. Pursuant to the requirements of SFAS No. 141, the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Constella Group, LLC

On August 9, 2007, the Company completed the acquisition of all outstanding equity interests in Constella Group, LLC (Constella). The results of Constella’s operations have been included in these consolidated financial statements since that date. Headquartered in Durham, NC, Constella provides three interrelated service offerings: domestic health sciences, international health development and global drug development.

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

The Company recorded post-closing net asset adjustments of $37.6 million related to tax liabilities. The Company intends to pursue resolution of these liabilities with various tax authorities to obtain a favorable outcome. To the extent the Company is unable to reduce the liabilities, the Company expects to recover the amounts from the selling shareholders of Constella and has, therefore, established a receivable from sellers which is included in other current assets. Approximately $14.5 million of this receivable relates to the uncertain income tax positions discussed in Note 12. The remaining $23.1 million relates to service taxes and employment taxes. In addition to the $37.6 million of tax liabilities, the Company recorded $6.8 million of legal and tax compliance costs to the receivable from sellers. Any change in the liabilities will be recorded as an increase in or decrease to the receivable from sellers.

Purchase Price Allocation

Under the purchase method of accounting, the assets and liabilities of Constella were recorded at their respective fair values as of the date of acquisition. Management’s estimates of the fair value of assets acquired and liabilities assumed are based, in part, on third-party valuations. The allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$1,582
Restricted cash	667
Accounts receivable, net	47,436
Prepaid expenses and other	3,224
Property and equipment	6,735
Other assets	154
Accounts payable and accrued expenses	(12,988)
Tax liabilities	(37,615)
Accrued payroll and employee benefits	(4,799)
Billings in excess of revenue recognized	(2,216)
Other long-term liabilities	(3,515)

Net liabilities acquired	$(1,335)
Definite-lived intangible assets acquired	15,780
Receivable from sellers	37,615
Goodwill	139,236

Total adjusted purchase price	$191,296

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of SRA and Constella, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the credit facility had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the fiscal years ended June 30, 2008 and 2007 combines the historical results for SRA and Constella for those periods and includes the business combination accounting effect of amortization charges from acquired intangible assets, interest expense at the Company’s current level of debt, expense related to retention agreements for Constella employees, and the related tax effects (in thousands, except per share amounts).

	Fiscal Year Ended June 30,
	2008	2007
Revenue	$1,528,886	$1,465,381
Operating income	$119,341	$101,822
Net income	$72,661	$65,253
Diluted earnings per share (class A and B common stock)	$1.23	$1.12

3.	Accounts Receivable:

Accounts receivable, net as of June 30, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Billed and billable, net of allowance of $2,835 and $2,689 as of June 30, 2008 and 2007, respectively	$319,418	$240,735

Unbilled:
Retainages	4,616	4,508
Revenue recorded in excess of milestone billings on fixed-price contracts	15,186	11,585
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	7,614	7,188
Allowance for unbillable amounts	(1,860)	(1,607)

Total unbilled	25,556	21,674

Total accounts receivable	$344,974	$262,409

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although some of these amounts are not expected to be billed and collected within one year. Unbilled accounts receivable at June 30, 2008 are expected to be billed and collected within one year except for approximately $1.9 million related to a portion of retainages.

4.	Prepaid Expenses and Other:

Prepaid expenses and other as of June 30, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Receivable from sellers (see Note 2)	$44,387	$—
Prepaid maintenance and software	7,679	17,610
Customer lease receivable	1,482	—
Hardware and equipment purchased on behalf of customers	—	1,706
Other	10,611	7,054

Total prepaid expenses and other	$64,159	$26,370

5.	Property and Equipment:

The components of property and equipment as of June 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Leasehold improvements	$25,134	$25,853
Furniture, equipment, and software	77,995	65,636

Subtotal	103,129	91,489
Less: Accumulated depreciation and amortization	(65,180)	(54,804)

Total property and equipment, net	$37,949	$36,685

6.	Goodwill and Identified Intangibles:

The components of goodwill and identified intangible assets as of June 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Goodwill	$395,766	$256,530
Identified intangibles	62,484	46,704

Subtotal	458,250	303,234
Less: Accumulated amortization	(25,671)	(15,855)

Total goodwill and identified intangibles	$432,579	$287,379

Goodwill must be reviewed annually for impairment. The Company performs this review at the beginning of each calendar year. The Company performed the annual goodwill impairment analysis as of January 1, 2008 and concluded that there was no impairment of goodwill.

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of July 1, 2006	$169,334
Acquisitions of RABA and Spectrum	87,196

Balance as of June 30, 2007	$256,530
Acquisition of Constella Group, LLC	139,236

Balance as of June 30, 2008	$395,766

Identified intangible assets consisted of the following (in thousands):

	Weighted- Average Useful Life	2008			2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7 years	$62,044	$(25,359)	$36,685	$46,444	$(15,739)	$30,705
Technology and other	2 years	440	(312)	128	260	(116)	144

Total identified intangibles		$62,484	$(25,671)	$36,813	$46,704	$(15,855)	$30,849

Amortization expense of identified intangibles was $9.8 million, $6.8 million, and $5.0 million for the years ended June 30, 2008, 2007, and 2006, respectively. Identified intangibles are being amortized on a straight-line basis over a period of 2 to 12 years.

Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2009	9,541
2010	8,112
2011	6,619
2012	3,967
2013	2,957
Thereafter	5,617

Total	$36,813

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of June 30, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Vendor obligations	$121,942	$101,877
Tax liabilities (see Note 2)	36,084	—
Current taxes payable and other	5,901	9,020

Total accounts payable and accrued expenses	$163,927	$110,897

8.	Accrued Payroll and Employee Benefits:

Accrued payroll and employee benefits as of June 30, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Accrued salaries and incentive compensation	$42,086	$35,018
Accrued leave	39,555	32,334
Accrued fringe benefits	18,101	14,359

Total accrued payroll and employee benefits	$99,742	$81,711

9.	Other Long-Term Liabilities:

Other long-term liabilities as of June 30, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Liability to deferred compensation plan participants	$7,747	$8,784
Incentives for tenant improvements and other	7,052	3,857

Total other long-term liabilities	$14,799	$12,641

10.	Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan (Plan). All regular and full-time employees are generally eligible to participate in the Plan. The Board of Directors of SRA may elect to make matching or other discretionary contributions to the Plan. The Company’s matching contribution expense was $12.9 million, $12.5 million, and $10.0 million for the years ended June 30, 2008, 2007, and 2006, respectively, including the value of the stock described in the next paragraph.

Plan participants may elect to receive matching contributions in cash, company stock, or a combination of the two. Matching contributions are earned by participants on the basis of their calendar year contributions to the Plan. The Company makes the matching contributions, including the transfer of class A common stock, each January for participant contributions made during the previous calendar year. The Company contributed 22,887, 46,392, and 56,142 shares of class A common stock to the Plan during the years ended June 30, 2008, 2007, and 2006, respectively.

11.	Stockholders’ Equity and Stock Options:

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

Stock Options

Accounting for Stock-Based Compensation:

Stock-Based Benefit Plans

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. Upon adoption, up to 7,058,822 shares of class A common stock were reserved for issuance under the 2002 plan. Pursuant to the terms of the 2002 plan, the number of shares authorized for issuance automatically increases at the beginning of each fiscal year, beginning with the fiscal year ended June 30, 2004. An additional 9,792,667 shares of class A common stock were reserved for issuance pursuant to the automatic increase feature of the 2002 plan through July 1, 2008. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock- based awards. The 2002 plan is administered by the compensation committee of the Board of Directors, which determines the number of shares covered by options, and the exercise price, vesting period, and duration of option grants. The Board of Directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. The Company applied the modified prospective method under which compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

Fair Value Determination

The Company has 10-year and 15-year options. The Company uses the Black-Scholes-Merton option pricing model and straight-lines amortization of compensation expense over the requisite service period of the grant. The following weighted-average assumptions were used for option grants during the years ended June 30, 2008, 2007, and 2006:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the years ended June 30, 2008, 2007, and 2006 was 33%, 31% and 32%, respectively.

Expected Term. The expected term was estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted for all periods presented was 5 years.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The weighted-average risk-free interest rate used in valuing options granted during the years ended June 30, 2008, 2007, and 2006 was 3.9%, 4.7%, and 4.2%, respectively.

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

The Company recorded $10.1 million, $11.5 million, and $13.2 million of stock-based compensation expense for the years ended June 30, 2008, 2007, and 2006, respectively. The lower stock-based compensation expense reflects adjustments to account for the forfeitures of certain share-based awards in excess of what was estimated at the time of grant.

As of June 30, 2008, there was $19.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 13 months.

Stock Option Activity

During the year ended June 30, 2008, the Company granted stock options to purchase 644,652 shares of class A common stock at a weighted-average exercise price of $24.98 per share based on the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted for the years ended June 30, 2008, 2007, and 2006, was $8.94, $9.27, and $12.32, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the years ended June 30, 2008, 2007, and 2006, was $4.9 million, $5.2 million, and $18.1 million respectively. The options vest at the rate of 25% per year, beginning on the date of grant and expire ten years from the grant date.

The following table summarizes stock option activity for the year ended June 30, 2008:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2005	8,028,226	$12.54	$178,040
Options granted	1,625,760	34.62	$—
Options exercised	(1,680,503)	6.98	$43,974
Options cancelled and expired	(306,699)	23.58	$3,030

Shares under option, July 1, 2006	7,666,784	$18.00	$80,365
Options granted	627,202	25.48	$—
Options exercised	(1,137,725)	7.33	$21,144
Options cancelled and expired	(537,464)	29.44	$1,087

Shares under option, July 1, 2007	6,618,797	$19.62	$51,440
Options granted	644,652	24.98	$—
Options exercised	(1,268,418)	10.81	$20,318
Options cancelled and expired	(566,136)	29.96	$644

Shares under option, June 30, 2008	5,428,895	$21.24	$23,721

Options exercisable at June 30, 2008	3,643,981	$18.32	$23,309

Shares reserved for equity awards at June 30, 2008	7,757,516

Information with respect to stock options outstanding and stock options exercisable at June 30, 2008 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.17 – $5.07	641,982	7.1 years	$4.33
$10.85 – $16.80	1,254,641	6.9	$14.32
$19.39 – $25.11	1,746,057	6.9	$21.97
$25.30 – $35.40	1,786,215	7.6	$31.46

	5,428,895

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.17 – $5.07	641,982	7.1 years	$4.33
$10.85 – $16.80	1,254,641	6.9	$14.32
$19.39 – $25.11	1,004,063	6.1	$21.18
$25.30 – $35.40	743,295	6.8	$33.30

	3,643,981

During the years ended June 30, 2008 and 2007, the Company also granted 200,848 and 295,337 nonvested restricted shares at a weighted-average grant date fair market value of $25.47 and $26.02 per share, respectively. These shares vest at the rate of 25% per year.

The following table summarizes restricted stock activity for the year ended June 30, 2008:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2007	308,046	$26.65
Restricted shares granted	200,848	25.47
Restricted shares vested	(80,899)	24.60
Restricted shares forfeited	(47,078)	25.99

Nonvested restricted shares at June 30, 2008	380,917	$25.91

As of June 30, 2008, there were 7,757,516 shares of Class A common stock reserved for issuance under the 2002 Stock Incentive Plan.

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 95% of the average of the high and low price of the class A common stock on the last day of each offering period. Employees purchased 45,510, 47,347, and 36,179 shares for the years ended June 30, 2008, 2007, and 2006, respectively, under the ESPP.

Common Stock Repurchase

On May 2, 2007, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s class A common stock. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions. The Company is not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time.

The following table summarizes class A common stock repurchase activity under the stock purchase authority for the year ended June 30, 2008 (in thousands, except share and per share amounts):

Number of shares repurchased	1,500,944
Cost of shares repurchased	$34,031
Average price per share	$22.67

As of June 30, 2008, approximately $6 million remained of the $40 million authorized repurchase amount, which was repurchased subsequent to year-end. On July 31, 2008, the Board authorized the repurchase of an additional $100 million.

12.	Income Taxes:

The provision for federal and state income taxes for the years ended June 30, 2008, 2007, and 2006, included the following (in thousands):

	2008	2007	2006
Current provision:
Federal	$41,523	$37,789	$33,802
State	7,233	7,278	6,778
Deferred provision:
Federal	(793)	(5,127)	(1,622)
State	55	(595)	(279)

Total income tax provision	$48,018	$39,345	$38,679

The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended June 30, 2008, 2007, and 2006 as follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.2	4.2
Stock-based compensation	0.0	0.0	0.1
Municipal bond interest	(0.1)	(0.9)	(0.5)
Refunds and credits	0.0	(0.1)	(0.8)
Nondeductible expenses and other	0.5	0.1	0.2

Effective tax rate	39.6%	38.3%	38.2%

The components of the net deferred tax asset as of June 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Compensated absences and other accruals not yet deductible for tax purposes	$20,226	$16,973
Financial statement depreciation in excess of tax depreciation	5,167	6,037
Deferred compensation	2,707	2,569
Nonqualified stock awards	10,678	9,061
Other	268	201

Total deferred tax assets	39,046	34,841

Deferred tax liabilities:
Identified intangibles	(14,155)	(8,188)
Prepaid expenses	(2,291)	(6,571)
Unbilled contract revenue	(6,359)	(4,579)
Capitalized software	(1,480)	(1,480)

Total deferred tax liabilities	(24,285)	(20,818)

Net deferred tax asset	$14,761	$14,023

Uncertain Tax Positions

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (FIN 48) on July 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The Company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the Company’s financial statements in accordance with SFAS No. 109. The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense.

As a result of this review process, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities of approximately $40 thousand through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $0.6 million, which includes accrued interest of $20 thousand. If the Company’s positions are sustained by the taxing authorities in favor of the Company, approximately $0.6 million would reduce the Company’s effective tax rate.

As a result of the Constella acquisition, the Company assumed additional liability for gross uncertain tax positions of $14.5 million, including post-acquisition interest and penalties, which is included in other current liabilities because the Company intends to resolve these matters within the next 12 months. Of this amount, approximately $6.2 million, $3.4 million and $4.9 million represents potential taxes, interest and penalties, respectively. The Company established a receivable for $14.5 million under the terms of the equity purchase agreement (see Note 2). Any change in the tax liability, including future accrued interest and penalties, will be recorded as an increase in or decrease to the receivable from sellers.

As of June 30, 2008, the estimated valued of the Company’s uncertain tax positions was a liability of $15.1 million, which includes taxes, interest and penalties of $6.7 million, $3.4 million and $5.0 million, respectively. The change in uncertain tax positions, excluding interest and penalties, during the fiscal year ended June 30, 2008 is as follows (in thousands):

Balance at July 1, 2007	$572

Additions for tax positions of prior years—acquisition	6,442
Settlements	(273)
Lapse of applicable statute of limitations	(38)

Net change in uncertain tax positions	$6,131

Balance at June 30, 2008	$6,703

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2004 generally remain subject to examination for federal and state tax authorities. In foreign jurisdictions, tax years after 1999 may remain subject to examination by tax authorities.

13.	Commitments and Contingencies:

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits of significant incurred cost submissions have been completed through June 30, 2006. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2006 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Leases

Net rent expense for the years ended June 30, 2008, 2007, and 2006 was as follows (in thousands):

	2008	2007	2006
Office space	$39,554	$30,637	$27,649
Sublease income	(2,443)	(1,486)	(1,085)

Subtotal	37,111	29,151	26,564
Furniture and equipment	801	707	881

Total	$37,912	$29,858	$27,445

The following table summarizes our future minimum rental commitments under noncancellable operating leases, primarily for office space, as of June 30, 2008 (in thousands).

	Rental Commitments	Sublease Income	Net Commitments
Years ending June 30,
2009	36,346	966	35,380
2010	33,340	244	33,096
2011	28,704	70	28,634
2012	26,360	—	26,360
2013	23,497	—	23,497
Thereafter	57,136	—	57,136

Total minimum lease payments	$205,383	1,280	204,103

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

Capitalized lease obligations included in accounts payable and accrued expenses were $0.2 million and $0.1 million as of June 30, 2008 and 2007 and represent the current portion of amounts due under leases for the use of computers and other equipment. The long-term portion of the capital lease obligations was approximately $0.6 million and $0.4 million at June 30, 2008 and 2007, respectively and is included in other long-term liabilities. Included in property and equipment are leased assets of $1.7 million and $1.1 million less accumulated amortization of $1.2 million and $0.5 million as of June 30, 2008 and 2007, respectively.

14.	Litigation:

The Company is involved in various legal proceedings concerning matters arising in the ordinary course of business. The Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

15.	Gain on Sale of Mantas, Inc.:

In May 2001, Mantas, which was previously one of our service offerings, was contributed to a separate company, Mantas, Inc., which was formed with funding and other contributions received from unrelated third parties. Mantas, Inc. is a provider of services to the financial services industry to address anti-money laundering and other data mining issues.

In October 2006, i-flex solutions completed its acquisition of Mantas, Inc. The Company recognized a total pre-tax gain of approximately $3.7 million during fiscal 2007 related to the sale and $0.9 million during fiscal 2008 upon the release of funds pursuant to the terms of the escrow agreement.

16.	Segment Reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Although the Company is organized by strategic business unit, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company reports one operating segment for financial reporting purposes as this segment aggregates all of its current operations.

This segment represents the Company’s core business and includes high-end consulting services and information technology solutions primarily for federal government clients.

17.	Debt

On August 9, 2007, the Company entered into a $100 million five-year unsecured revolving credit facility. On May 29, 2008, the Company amended this credit facility to increase the commitment from $100 million to $285 million.

The credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. Outstanding borrowings under the credit facility bear interest at a rate per annum equal to, at the election of the Company, (i) LIBOR plus an applicable margin ranging from 0.65% to 0.95%, with such margin varying according to the Company’s leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of the bank’s prime rate or 0.5% above the Federal Funds Rate. In addition, the Company is required to pay the lenders a facility fee on the total committed amount under the credit facility ranging from 0.100% to 0.175% per annum, depending upon the Company’s leverage ratio. Interest is payable at maturity.

The Company may use the proceeds from borrowings under the credit facility for any general corporate purpose. The credit facility contains covenants limiting the Company’s ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase Company stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. If the Company does not comply with the various covenants under the credit facility, the lenders may, subject to various customary cure rights, require immediate payment of all amounts outstanding under the facility.

The Company capitalized $1.1 million of debt financing costs associated with the origination of the credit facility and the subsequent amendment during the year ended June 30, 2008. These debt financing costs are being amortized on a straight-line basis from the date incurred to the August 9, 2012 expiration date. Approximately $0.8 million of the unamortized balance at June 30, 2008 is included in long-term assets and $0.2 million is included in other current assets.

At June 30, 2008, the Company had $150 million outstanding on the credit facility which is included in long-term liabilities. The weighted-average rate of interest on the outstanding borrowings was approximately 4.7% for the year ended June 30, 2008. The Company was in compliance with all debt covenants as of June 30, 2008.

18.	Facility Exit Costs

During the fiscal year ended June 30, 2008, the Company reviewed its space utilization and identified excess leased office facilities. To improve the Company’s overall cost structure going forward, the Company initiated activities to consolidate certain facilities and sublease excess space. For the fiscal year ended June 30, 2008, the Company recognized a total facility exit charge of $3.3 million, which was included in selling, general and administrative expenses. Of this total, approximately $3 million relates to lease exit costs associated with vacating the facilities and the remainder relates to the write-off of leasehold improvements and unearned rent abatements.

The costs associated with these exit activities were valued using the estimated fair value method prescribed under SFAS No.146, Accounting for Cost Associated with Exit or Disposal Activities. In determining the fair value of the facility exit charge, the Company made estimates related to potential sublease income and future exit costs. If the actual amounts differ from the Company’s estimates, the amount of the facility exit charge could be materially impacted. Amounts related to the abandonment of excess leased facilities will continue to be paid through the end of the lease terms, with the latest ending in fiscal year 2012.

The following is a summary of the accrued facility exit charge (in thousands):

Facility Exit Costs
Balance as of July 1, 2007	$—
Facility exit costs accrued	3,257
Cash payments	(211)
Non-cash settlement	(236)

Balance as of December 31, 2007	$2,810
Cash payments	(815)

Balance as of March 31, 2008	$1,995
Cash payments	(686)

Balance as of June 30, 2008	$1,309

19.	Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Revenue	Operating Income	Income Before Taxes	Net Income	Earnings Per Share (a)
					Basic	Diluted
Year Ended June 30, 2008
1st Quarter	$364,127	$29,873	$30,619	$18,459	$0.32	$0.31
2nd Quarter	382,015	29,690	29,827	17,991	0.31	0.30
3rd Quarter	376,002	29,556	29,831	18,043	0.31	0.30
4th Quarter	384,789	30,298	31,005	18,771	0.33	0.32

Year Ended June 30, 2007
1st Quarter	$304,034	$22,831	$24,674	$15,121	$0.27	$0.26
2nd Quarter	321,045	22,064	27,209	16,683	0.30	0.29
3rd Quarter	317,586	22,779	23,952	14,973	0.26	0.26
4th Quarter	326,207	25,151	26,940	16,653	0.29	0.28

(a)	The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computing the weighted-average number of shares in the interim period.

20.	Subsequent Events:

Acquisition of Interface & Control Systems, Inc.

On July 1, 2008, the Company acquired Interface and Control Systems, Inc. (ICS), a privately-held product development and engineering services firm specializing in real-time, embedded and autonomous command and control software systems for space applications, for approximately $8.1 million in cash. Approximately $0.7 million was deposited in escrow to secure indemnification obligations. The results of ICS’s operations will be included in the Company’s results of operations beginning July 1, 2008.

Acquisition of Era Systems Corporation

On July 30, 2008, the Company acquired Era Systems Corporation, a privately-held provider of advanced surveillance technologies for the air traffic management, airport operations, military and security market, for approximately $122.6 million in cash. Approximately $25 million was deposited in escrow to secure indemnification obligations. The results of Era’s operations will be included in the Company’s results of operations beginning August 1, 2008.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

Years Ended June 30, 2008, 2007, and 2006

Schedule II—Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended June 30, 2008, 2007, and 2006, was as follows (in thousands):

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other		Balance at End of Period
2008	$2,689	$30	$373	$489	*	$2,835
2007	1,614	1,510	567	132	*	2,689
2006	1,159	75	49	429	*	1,614

Allowance for Unbillable Amounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2008	$1,607	$253	$—	$—	$1,860
2007	1,735	—	128	—	1,607
2006	1,852	21	138	—	1,735

*	Represents allowances assumed in connection with acquisitions.