Form 10-Q
period 2008-09-30
SRA INTERNATIONAL INC
filed 2008-11-10
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of October 31, 2008, there were 42,077,100 shares outstanding of the registrant’s class A common stock and 14,050,736 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2008

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	September 30, 2008	June 30, 2008
Current assets:
Cash and cash equivalents	$93,419	$229,260
Restricted cash	840	1,194
Accounts receivable, net	360,094	344,974
Inventories	5,102	—
Prepaid expenses and other	32,876	64,159
Deferred income taxes, current	8,654	11,544

Total current assets	500,985	651,131

Property, plant and equipment, net	42,084	37,949

Other assets:
Goodwill	486,856	395,766
Identified intangibles, net	53,010	36,813
Deferred income taxes, noncurrent	4,430	3,217
Deferred compensation trust	7,042	7,747
Notes receivable and other assets	25,626	3,892

Total other assets	576,964	447,435

Total assets	$1,120,033	$1,136,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	September 30, 2008	June 30, 2008
Current liabilities:
Accounts payable and accrued expenses	$137,740	$163,927
Accrued payroll and employee benefits	94,875	99,742
Billings in excess of revenue recognized	23,007	15,111
Short-term borrowings	11,821	—

Total current liabilities	267,443	278,780

Long-term liabilities:
Long-term debt	150,000	150,000
Other long-term liabilities	14,361	14,799

Total long-term liabilities	164,361	164,799

Total liabilities	431,804	443,579

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 45,284,065 and 45,119,238 shares issued as of September 30, 2008 and June 30, 2008; 42,020,602 and 42,840,128 shares outstanding as of September 30, 2008 and June 30, 2008	181	180
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 14,050,736 shares issued and outstanding as of September 30, 2008 and June 30, 2008	56	56
Additional paid-in capital	337,716	333,288
Treasury stock, at cost	(63,832)	(42,076)
Accumulated other comprehensive (loss) gain	(2,784)	10
Retained earnings	416,892	401,478

Total stockholders’ equity	688,229	692,936

Total liabilities and stockholders’ equity	$1,120,033	$1,136,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2008	2007
Revenue	$392,355	$364,127
Operating costs and expenses:
Cost of services	287,822	274,969
Selling, general and administrative	71,208	53,118
Depreciation and amortization	6,878	6,167
Acquired in-process research and development	1,100	—

Total operating costs and expenses	367,008	334,254

Operating income	25,347	29,873
Interest expense	(1,780)	(853)
Interest income	772	1,599
Gain on sale of Constella Futures Holding, LLC	1,939	—

Income before taxes	26,278	30,619
Provision for income taxes	10,864	12,160

Net income	$15,414	$18,459

Earnings per share:
Basic	$0.27	$0.32

Diluted	$0.27	$0.31

Weighted-average shares:
Basic	56,606,521	57,287,034

Diluted	57,974,548	59,152,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$15,414	$18,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,878	6,167
Stock-based compensation	2,696	2,183
Deferred income taxes	(456)	(4,098)
Gain on sale of Constella Futures Holding, LLC	(1,939)	—
Acquired in-process research and development	1,100	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
Accounts receivable	(9,627)	(10,023)
Inventories	266	—
Prepaid expenses and other	3,852	3,861
Accounts payable and accrued expenses	(981)	11,286
Accrued payroll and employee benefits	(7,611)	(4,759)
Billings in excess of revenue recognized	6,923	(1,203)
Other	(2,415)	(365)

Net cash provided by operating activities	14,100	21,508

Cash flows from investing activities:
Capital expenditures	(4,042)	(1,794)
Payments to Spectrum Solutions Group, Inc. shareholders.	(7,016)	—
Acquisitions, net of cash acquired	(132,194)	(185,812)
Issuance of notes receivable	(17,526)	—
Proceeds from sale of Constella Futures Holding, LLC	31,846	—

Net cash used in investing activities	(128,932)	(187,606)

Cash flows from financing activities:
Issuance of common stock	1,557	6,134
Tax benefits of stock option exercises	176	1,462
(Repayments) borrowings under credit facility	(986)	50,000
Payment of financing costs	—	(324)
Purchase of treasury stock	(21,756)	(138)

Net cash (used in) provided by financing activities	(21,009)	57,134

Net decrease in cash and cash equivalents	(135,841)	(108,964)
Cash and cash equivalents, beginning of period	229,260	212,034

Cash and cash equivalents, end of period	$93,419	$103,070

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$1,909	$400

Income taxes	$4,074	$7,989

Cash received during the period:
Interest	$1,058	$1,769

Income taxes	$328	$84

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2008 and 2007

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. An entity may not apply it before that date. The Company will apply this guidance effective July 1, 2009.

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

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for the fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this FSP to have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements effective July 1, 2008. This adoption did not have a material effect on these condensed consolidated financial statements. The effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities was delayed until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS No. 159 effective July 1, 2008. This adoption did not have a material effect on the Company’s financial statements.

2. Nature of Business:

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government, and health care and public health. Since its founding in 1978, the Company has derived the majority of its revenue from services provided to federal government clients.

Revenue from contracts with U.S. federal government agencies was 92% and 96% of total revenue for the three months ended September 30, 2008 and 2007, respectively. No client or client group accounted for more than 10% of revenue in the periods presented herein.

3. Acquisitions and Divestitures:

Spectrum Solutions Group, Inc.

In November 2005, the Company acquired Spectrum Solutions Group, Inc. (Spectrum), a privately-held provider of enterprise solutions to the federal government, for approximately $9.7 million, net of direct transaction costs. The equity purchase agreement provided for two additional purchase price payments contingent

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

upon the achievement of certain milestones by Spectrum. The Company made a payment to former Spectrum shareholders of $8.0 million in January 2007 at the conclusion of the first earn-out period. This resulted in additional goodwill of $8.0 million. In September 2008, in lieu of the second earn-out payment, the Company agreed to pay all Spectrum shareholders, with the exception of one shareholder, consideration of $7.0 million. This resulted in additional goodwill of $7.0 million.

In September 2008, the Company filed a claim against the shareholder referenced above seeking recovery of the first earn-out payment made to that individual. This shareholder has threatened legal action against the Company asserting entitlement to a second earn-out payment of $9.4 million. The Company believes it has a strong defense and valid claims and will be asserting its rights vigorously. Any payments the Company recovers under its claim against the shareholder would reduce goodwill. Any additional payments made by the Company to settle this matter would increase goodwill.

Era Systems Corporation

On July 30, 2008, the Company acquired Era Systems Corporation (Era), a privately-held provider of advanced surveillance technologies and flight tracking solutions for the air traffic management, airport operations, military and security markets. The results of Era’s operations have been included in these condensed consolidated financial statements since that date.

The Company acquired Era for approximately $125.2 million, which includes direct transaction costs of approximately $0.8 million. Financing for the acquisition consisted of available cash and borrowings under a credit facility obtained prior to closing. Of the total cash consideration paid, approximately $12.1 million was used to repay a portion of Era’s outstanding debt obligations on the closing date, and $25.0 million was placed into escrow as security for the payment of post-closing net asset adjustments and to secure indemnification obligations of Era’s shareholders, including the legal violations described in the section captioned “RISK FACTORS.” Before being acquired by SRA, Era acquired a company under terms that included an earn-out arrangement. Additional payments may be made under this earn-out arrangement if certain sales targets are met. Such payments would increase goodwill when paid. In September 2008, the Company made an earn-out payment of $0.3 million, which increased goodwill.

Approximately $25.4 million of the purchase price was allocated to definite-lived intangible assets acquired and approximately $85.8 million was allocated to goodwill. The identified intangibles included in-process research and development of $1.1 million, which was expensed immediately in accordance with SFAS No. 141. The remaining $24.3 million of identified intangible assets will be amortized over estimated useful lives ranging from 2 years to 20 years. The purchase price allocation involves management judgments and estimates and may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date.

Interface and Control Systems, Inc.

On July 2, 2008, the Company acquired Interface and Control Systems, Inc. (ICS), a privately-held product development and engineering services firm specializing in real-time, embedded and autonomous command and control software systems for space applications. The results of ICS’s operations have been included in these condensed consolidated financial statements since that date.

The Company acquired ICS for a total purchase price of approximately $8.5 million, which includes direct transaction costs of approximately $0.2 million. Financing for the acquisition consisted of available cash. Of the total cash consideration paid, approximately $0.3 million was used to repay outstanding debt obligations of ICS on the closing date, and approximately $0.8 million was placed into escrow as security for the payment of post-closing net asset adjustments and to secure indemnification obligations of ICS’s shareholders.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

Approximately $1.0 million of the purchase price was allocated to definite-lived intangible assets acquired, and approximately $6.5 million was allocated to goodwill. The identified intangible assets will be amotized over estimated useful lives ranging from 2 years to 10 years. The purchase price allocation involves management judgments and estimates and may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date.

Constella Group, LLC

On August 9, 2007, the Company acquired Constella Group, LLC (Constella). At the time of our acquisition, Constella provided three interrelated service offerings: domestic health sciences, international health development and global drug development.

The Company acquired Constella for a total purchase price of approximately $191.3 million, which includes direct transaction costs of approximately $0.7 million. Financing for the acquisition consisted of available cash and borrowings under a credit facility obtained prior to closing. Approximately $51.6 million of the total cash consideration was used to repay all outstanding debt obligations of Constella on the closing date and $18.7 million was placed into escrow as security for the payment of post-closing net asset adjustments and to secure indemnification obligations of Constella’s shareholders. Of the total purchase price, $1.3 million was allocated to net tangible liabilities acquired, $15.8 million was allocated to definite-lived intangible assets acquired, $139.2 million was allocated to goodwill, and $37.6 million was allocated to a receivable from sellers related to pre-acquisition tax liabilities.

Divestiture of Constella Futures Holding, LLC

On September 2, 2008, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures), a wholly owned subsidiary of Constella, to a group of private investors led by the former Constella chairman and chief executive officer for a total estimated purchase price of approximately $38.8 million. The transaction resulted in a pre-tax gain of approximately $1.9 million and an $8.4 million reduction of goodwill. The operating results of Futures are included in the operating results of the Company in the accompanying condensed consolidated statements of operations for three months ended September 30, 2008 (through the date of the sale) and for the three months ended September 30, 2007 (from the date of acquisition).

The buyers of Futures paid $16.6 million cash, and provided a $10.0 million senior promissory note, and a $7.5 million senior net asset note, the principal amount of which is subject to adjustment based on a determination of final net assets. The Company estimates that final net assets will increase the principal amount of the net asset note to $12.2 million. Both senior notes bear interest at 6% per annum, payable monthly, and are secured by a $7 million bank letter of credit, a $3 million personal guaranty, and the assets of Futures as a new company. The senior net asset note is to be paid in three installments of $2.0 million, $2.0 million, and the remainder on September 1, 2009, 2010 and 2011, respectively. The senior promissory note is to be paid in two installments of $1.0 million and $9.0 million on September 1, 2012 and 2013, respectively. The Company and Futures, each in its discretion, may agree to modify or supplement existing credit terms as believed necessary, depending upon Futures continuing operating results and cash flows.

As a result of the sale, the escrow established in connection with the Constella acquisition was reduced from $18.7 million to $1.0 million. The Company received $5.4 million from escrow as reimbursement for indemnified costs and $12.3 million plus interest was returned to the Constella shareholders. As of June 30, 2008, the Company had recorded approximately $44.4 million related to pre-acquisition tax liabilities and legal and compliance costs related to the Futures business along with an offsetting receivable from the Constella sellers.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

The majority of the tax liabilities were relieved as a result of the Futures sale. Therefore, the liabilities have been reduced to $0.2 million, which, if realized, the Company expects to recover from the remaining escrow.

The parties entered into a transitional services agreement pursuant to which the Company will provide services to Futures through December 31, 2008 to assist with the transition of human resources, information technology, and financial operations. Fees for these services are billed at cost and were approximately $44 thousand for the month of September.

4. Goodwill and Identified Intangibles:

The components of goodwill and identified intangible assets as of September 30, 2008 and June 30, 2008 are as follows (in thousands):

	September 30, 2008	June 30, 2008
Goodwill	$486,856	$395,766
Identified intangibles	80,720	62,484

Subtotal	567,576	458,250
Less: Accumulated amortization	(27,710)	(25,671)

Total goodwill and identified intangibles	$539,866	$432,579

Goodwill must be reviewed annually for impairment. The Company performs this review at the beginning of each calendar year. The Company performed the annual goodwill impairment analysis as of January 1, 2008 and concluded that there was no impairment of goodwill.

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of June 30, 2008	$395,766
Acquisitions of ICS and Era	92,495
Payments to Spectrum shareholders	7,016
Divestiture of Constella Futures Holding, LLC	(8,421)

Balance as of September 30, 2008	$486,856

Identified intangible assets consisted of the following (in thousands):

	Weighted- Average Useful Life	September 30, 2008			June 30, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11 years	$57,417	$(26,832)	$30,585	$62,044	$(25,359)	$36,685
Technology and other	7 years	23,303	(878)	22,425	440	(312)	128

Total identified intangibles		$80,720	$(27,710)	$53,010	$62,484	$(25,671)	$36,813

Amortization expense of identified intangibles was $3.0 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively. Identified intangibles are being amortized on a straight-line basis over a period of 2 to 20 years.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2009 (remainder of fiscal year)	$8,898
2010	10,564
2011	8,969
2012	6,309
2013	5,300
Thereafter	12,970

Total	$53,010

5. Earnings Per Share and Other Comprehensive Income:

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

Undistributed earnings are calculated as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Net income	$15,414	$18,459
Less: dividends	—	—

Undistributed earnings	$15,414	$18,459

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Three Months Ended September 30,
	2008		2007
	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	42,556	14,051	43,087	14,200
Assumed conversion of class B shares	14,051	—	14,200	—
Effect of potential exercise or vesting of stock-based awards	1,368	—	1,866	—

Diluted weighted-average common shares outstanding	57,975	14,051	59,153	14,200

Stock options that were not included in the computation of diluted weighted-average common shares outstanding, because to do so would have been antidilutive were 2,253,873 and 1,456,952 for the three months ended September 30, 2008 and 2007, respectively.

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2008		2007
	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	42,556	14,051	43,087	14,200
Divided by: Total weighted-average shares outstanding (class A and class B)	56,607	56,607	57,287	57,287
Multiplied by: Undistributed earnings	$15,414	$15,414	$18,459	$18,459

Subtotal	$11,588	$3,826	$13,883	$4,576
Divided by: Weighted-average shares outstanding	42,556	14,051	43,087	14,200

Earnings per share	$0.27	$0.27	$0.32	$0.32

Diluted
Weighted-average shares outstanding	57,975	14,051	59,153	14,200
Divided by: Total weighted-average shares outstanding (class A and class B)	57,975	57,975	59,153	59,153
Multiplied by: Undistributed earnings	$15,414	$15,414	$18,459	$18,459

Subtotal	$15,414	$3,736	$18,459	$4,431
Divided by: Weighted-average shares outstanding	57,975	14,051	59,153	14,200

Earnings per share	$0.27	$0.27	$0.31	$0.31

Comprehensive Income

The Company’s comprehensive income was $12.6 million for the three months ended September 30, 2008. The Company’s comprehensive income includes net earnings of $15.4 million and a foreign currency translation loss of $2.8 million.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

6. Accounting for Stock-Based Compensation:

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

The Company recorded $2.7 million and $2.2 million of stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there was $25.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 15 months.

Stock Option Activity

During the three months ended September 30, 2008 and 2007, respectively, the Company granted stock options to purchase 69,880 and 353,312 shares of class A common stock at a weighted-average exercise price of $23.16 and $25.60 per share based on the fair value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted for the three months ended September 30, 2008 and 2007, was $8.62 and $9.48, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the three months ended September 30, 2008 and 2007, was $0.5 million and $2.8 million respectively. The options vest at the rate of 25% per year, beginning on the date of grant and expire ten years from the grant date.

The following table summarizes stock option activity for the three months ended September 30, 2008:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2008	5,428,895	$21.24	$23,721
Options granted	69,880	23.16	—
Options exercised	(94,470)	12.14	1,022
Options cancelled and expired	(68,374)	28.93	16

Shares under option, September 30, 2008	5,335,931	$21.32	$6,975

Options exercisable at September 30, 2008	4,162,558	$19.65	$12,421

Shares reserved for equity awards at September 30, 2008	9,062,390

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

Information with respect to stock options outstanding and stock options exercisable at September 30, 2008 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 3.17 – $ 5.07	623,948	6.6 years	$4.34
$10.85 – $16.80	1,184,989	6.2	14.38
$19.39 – $25.11	1,780,804	5.7	21.99
$25.30 – $35.40	1,746,190	7.3	31.43

	5,335,931

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 3.17 – $ 5.07	623,948	6.6 years	$4.34
$10.85 – $16.80	1,184,989	6.2	14.38
$19.39 – $25.11	1,349,966	4.6	21.34
$25.30 – $35.40	1,003,655	6.8	33.11

	4,162,558

During the three months ended September 30, 2008 and 2007, the Company also granted 457,597 and 167,618 nonvested restricted shares at a weighted-average grant date fair market value of $23.35 and $25.60 per share, respectively. These shares vest at the rate of 25% per year.

The following table summarizes restricted stock activity for the three months ended September 30, 2008:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2008	380,917	$25.91
Restricted shares granted	457,597	23.35
Restricted shares vested	(52,239)	23.13
Restricted shares forfeited	(45,824)	25.14

Nonvested restricted shares at September 30, 2008	740,451	$24.40

As of September 30, 2008, there were 9,062,390 shares of class A common stock reserved for issuance under the 2002 Stock Incentive Plan.

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 95% of the average of the high and low price of the class A common stock on the last day of each offering period. Employees purchased 16,511 and 10,676 shares during the three months ended September 30, 2008 and 2007, respectively, under the ESPP.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

Common Stock Repurchase

On May 2, 2007, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s class A common stock. The Board authorized the repurchase of up to an additional $100 million of the Company’s class A common stock on July 31, 2008. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions. The Company is not obligated to acquire any particular amount of common stock under the authorization, and it may be suspended at any time.

The following table summarizes the class A common stock repurchase activity under the stock purchase authorization beginning July 1, 2007:

Authorization Date	Amount Authorized (in millions)	Total Shares Repurchased	Total Cost of Shares Repurchased (in millions)	Average Price Per Share	Date Completed	Shares Repurchased Three Months Ended September 30
						2008	2007
May 2, 2007	$40.0	1,769,723	$40.0	$22.60	July 2008	268,779	—
July 31, 2008	$100.0	700,015	$15.4	$22.04		700,015	—

As of September 30, 2008, approximately $84.6 million remained of the $100.0 million authorized repurchase amount.

7. Accounts Receivable:

Accounts receivable, net as of September 30, 2008 and June 30, 2008 consisted of the following (in thousands):

	September 30, 2008	June 30, 2008
Billed and billable, net of allowance of $2,736 as of September 30, 2008 and $2,835 as of June 30, 2008	$313,716	$319,418

Unbilled:
Retainages	4,422	4,616
Revenue recorded in excess of milestone billings on fixed-price contracts	39,147	15,186
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	4,775	7,614
Allowance for unbillable amounts	(1,966)	(1,860)

Total unbilled	46,378	25,556

Total accounts receivable	$360,094	$344,974

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although some of these amounts are not expected to be billed and collected within one year. Unbilled accounts receivable at September 30, 2008 are expected to be billed and collected within one year except for approximately $0.8 million related to a portion of retainages.

8. Inventories:

Inventories as of September 30, 2008 and June 30, 2008 consisted of the following (in thousands):

	September 30, 2008	June 30, 2008
Raw materials	$3,252	—
Work in process	2,022	—

Total inventory	$5,274	—

Reserve for obsolescence	(172)	—

Total inventory, net	$5,102	$—

The Company’s inventories relate to the production facilities in the Czech Republic, which were part of the Era acquisition. Inventories consist of materials and labor, and are stated at the lower of average cost or market value. Cost is determined using the first-in first-out (FIFO) method. The value of inventory is reduced for excess and obsolete inventory based on the Company’s best estimates of future demand and market conditions.

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

General Legal Matters

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

Three Months Ended September 30, 2008 and 2007

10. Debt

On August 9, 2007, the Company entered into a $100 million five-year unsecured revolving credit facility. On May 29, 2008, the Company amended this credit facility to increase the commitment from $100 million to $285 million.

The credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. Outstanding borrowings under the credit facility bear interest at a rate per annum equal to, at the election of the Company, (i) London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 0.65% to 0.95%, with such margin varying according to the Company’s leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of the bank’s prime rate or 0.5% above the Federal Funds Rate. In addition, the Company is required to pay the lenders a facility fee on the total committed amount under the credit facility ranging from 0.100% to 0.175% per annum, depending upon the Company’s leverage ratio. Interest is payable at maturity.

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

At September 30, 2008, the Company had $150 million outstanding on the credit facility, which is included in long-term liabilities. The weighted-average rate of interest on the outstanding borrowings was approximately 3.6% for the three months ended September 30, 2008. The Company was in compliance with all debt covenants as of September 30, 2008.

The Company also maintains a secured revolving credit facility and an overdraft facility related to its operations in the Czech Republic, which were part of the Era acquisition. The secured revolving credit facility has a limit of approximately $7.6 million. Borrowings under this facility bear interest at LIBOR, Prague Interbank Offered Rate (PRIBOR), or Euro Interbank Offered Rate, depending on the currency in which the loan is drawn, plus 1.4%. As of September 30, 2008, the Company had approximately $4.4 million outstanding under this facility, which is included in short-term borrowings. This facility is set to expire on September 30, 2010.

The overdraft facility maintained in the Czech Republic is denominated in Czech Koruna, bears interest at a rate of PRIBOR plus 1.55% and has a limit of approximately $8.2 million. This facility is set to expire on August 31, 2009. At September 30, 2008, outstanding borrowings under this facility totaled approximately $7.2 million and are included in short-term borrowings.

11. Income Taxes:

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (FIN 48) on July 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The Company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the Company’s financial statements in accordance with SFAS No. 109. The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2008 and 2007

As a result of this review process, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities of approximately $40 thousand through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $0.6 million, which includes interest of $20 thousand. If the Company’s positions are sustained by the taxing authority, the Company’s income tax liability would be reduced by $0.6 million.

As of June 30, 2008, the Company had recorded liabilities of $14.5 million related to gross uncertain tax positions assumed in connection with the Constella acquisition and had established an offsetting receivable from sellers under the terms of the equity purchase agreement. As discussed in Note 3, all but $0.2 million of these liabilities related to Constella Futures Holding, LLC, which was sold on September 2, 2008. Therefore, the liabilities have been reduced to $0.2 million as of September 30, 2008, which, if realized, the Company expects to recover from the remaining escrow.

In connection with the Era acquisition, the Company assumed additional liability for gross uncertain tax positions of $0.2 million, which is included in other long-term liabilities.

As of September 30, 2008, the Company’s estimated liability for uncertain tax positions was $1.1 million, which includes taxes, interest and penalties of $0.9 million, $0.1 million and $0.1 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2004 generally remain subject to examination for federal and state tax authorities. In foreign jurisdictions, tax years after 2003 may remain subject to examination by tax authorities.

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

OVERVIEW

We are a leading provider of technology and strategic consulting services and solutions to government organizations. We offer a broad range of technology and strategic consulting services spanning the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and managed services. Our business solutions include text and data mining; information assurance, cyber security and privacy protection; enterprise resource planning; business intelligence; contingency and disaster planning; enterprise architecture and portfolio management; identity management; information sharing and knowledge management; outsourcing, managed services, and infrastructure modernization; service-oriented architecture; training, modeling, and simulation; air traffic management; clinical research outsourcing, regulatory consulting and data management; and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. We provide services in three target markets: national security, civil government, and health care and public health. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence agencies, and other government organizations with homeland security missions.

Since our founding in 1978, we have derived the majority of our revenue from services provided to federal government clients. According to the Federal Information Technology Market Forecast, FY 2008-FY 2013 report published by INPUT, an independent federal government market research firm, the contracted portion of U.S. federal government spending on information technology is forecasted to grow at an annual rate of 4.1% from $71.9 billion in federal fiscal year 2008 to $87.8 billion in federal fiscal year 2013. We estimate that our addressable market, which also includes management consulting, engineering and other professional services for local, state, and federal governments, is currently over $150 billion in size. Our growth is driven in part by contract awards and how we build-out our contracts. Ideally, the level of quarterly business awards would exceed the revenue booked in the quarter to drive backlog growth.

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

Most of our revenue is generated based on services provided either by our employees or subcontractors. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win. We also develop and sell proprietary software and hardware to customers. For example, our Era business develops, manufactures and sells flight tracking and surveillance solutions. The amount of proprietary software and hardware that we sell may vary from period to period depending on specific contract and customer requirements.

Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; third-party materials, such as hardware and software that we purchase for customer solutions; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material purchases. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor with the potential for more third-party hardware and software purchases. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

We have been able to build and effectively use what we refer to as a central services model. This central services model employs the use of central services for marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services. This central services model allows us to reduce selling, general and administrative expenses as a percentage of revenue as revenue grows organically and through selective acquisitions, thereby contributing to the growth in operating income. As we continue to expand internationally, selling, general and administrative expenses may increase as a percentage of revenue due to additional travel, infrastructure and compliance costs. Additionally, as we increase our product offerings, we expect an increase in selling, general and administrative expenses as a percentage of revenue and a decline in cost of services as a percentage of revenue.

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

Our cash position is driven primarily by the level of net income, working capital in accounts receivable, capital expenditures, acquisition activities and share repurchases.

SELECTED KEY METRICS EVALUATED BY MANAGEMENT

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Our total year-over-year revenue growth rate was 7.8% for the three months ended September 30, 2008. This growth was attributable primarily to the July 2008 acquisition of Era Systems Corporation, or Era, and the August 2007 acquisition of Constella Group, LLC, or Constella. Our organic revenue growth rate was 1.3% for the three months ended September 30, 2008, driven down by the loss of our Advanced Information Technology Services, or AITS, contract, which contributed additional revenue of approximately $22.0 million in the three months ended September 30, 2007.

A part of our growth strategy includes pursuing strategic acquisitions to complement and accelerate internal growth by adding new capabilities, customers or intellectual property. From July 1, 2007 through September 30, 2008, we completed the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
Constella Group, LLC	Health Sciences and Drug Development	August 9, 2007	$190.6
Interface and Control Systems, Inc.	Product Development and Engineering Services	July 2, 2008	8.3
Era Systems Corporation	Advanced Surveillance Technologies	July 30, 2008	124.4

We are anticipating slippage in orders in our Era business due, in part, to global political and economic conditions. The violation of U.S. export laws referred to under the section captioned “RISK FACTORS” may further delay sales or limit the countries to which we are permitted to sell our products.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	September 30, 2008	June 30, 2008
	(in millions)
Backlog:
Funded	$840.4	$676.5
Unfunded	3,310.1	3,182.7

Total backlog	$4,150.5	$3,859.2

Our total backlog of $4.2 billion as of September 30, 2008 represented a 7.5% increase over the June 30, 2008 backlog. We currently expect to recognize revenue during the remaining three quarters of fiscal 2009 from approximately 19.4% of our total backlog as of September 30, 2008.

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2013.

Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of the backlog as of September 30, 2008 from which we expect to recognize revenue during the remaining three quarters of fiscal 2009 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. Finally, the amount of revenue we expect to realize under a particular engagement included in backlog may change because a program schedule could change, the program could be cancelled, or a contract could be reduced, modified, or terminated early.

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

	Three Months Ended September 30,
	2008	2007
Cost-plus-fee	37%	43%
Time-and-materials	41	41
Fixed-price	22	16

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 6.5% and 8.2% for the three months ended September 30, 2008 and 2007, respectively. The decrease in operating margin for the three months ended September 30, 2008 is primarily due to increased selling, general and administrative costs as a percentage of revenue. This increase as a percentage of revenue was primarily attributable to investments in marketing and sales and increased travel, infrastructure and compliance costs associated with our international operations. Lower sales of our proprietary software and the write-off of in-process research and development related to the Era acquisition also contributed to the lower operating margin.

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them on direct-billable jobs is critical to our success. The following table represents our headcount and our direct labor utilization. The direct labor utilization shown excludes our global drug development business, which does not have a material effect on the overall percentage. Era’s operations are also excluded from the calculation as direct labor utilization is not a relevant metric for the business.

	Three Months Ended September 30, 2008	Year Ended June 30, 2008
Headcount	6,689	6,497
Direct labor utilization	77.6%	79.2%

Proprietary Software Sales

In connection with our service offerings, we also develop and sell proprietary software products to customers. We believe intellectual property represents a differentiating factor in new business opportunities and we have recently increased our focus and investment in this area. Sales of our proprietary software can increase our operating margin and may vary substantially quarter to quarter. Proprietary software sales were $0.8 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended September 30, 2008, DSO increased to 79 days from 77 days for the three months ended June 30, 2008. This increase was due primarily to the billing terms of Era’s existing contracts, which are heavily dependent on contract milestones and, therefore, may cause significant fluctuations in our accounts receivable balances. We have a number of internal process initiatives underway that we believe will enable us to continue to improve our invoicing and collection of accounts receivable.

RESULTS OF OPERATIONS

The following tables set forth some items from our condensed consolidated statements of operations, the period-over-period rate of change in each of the line items and the items expressed as a percentage of revenue, for the periods indicated.

	Three Months Ended September 30,		% Change
	2008	2007
	(unaudited, in thousands)
Revenue	$392,355	$364,127	7.8%
Operating costs and expenses:
Cost of services	287,822	274,969	4.7
Selling, general and administrative	71,208	53,118	34.1
Depreciation and amortization	6,878	6,167	11.5
Acquired in-process research and development	1,100	—	100.0

Total operating costs and expenses	367,008	334,254	9.8

Operating income	25,347	29,873	(15.2)
Interest expense	(1,780)	(853)	*
Interest income	772	1,599	(51.7)
Gain on sale of Constella Futures Holding, LLC	1,939	—	100.0

Income before taxes	26,278	30,619	(14.2)
Provision for income taxes	10,864	12,160	(10.7)

Net income	$15,414	$18,459	(16.5)

	(unaudited, as a percentage of revenue)
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	73.4	75.5
Selling, general and administrative	18.1	14.6
Depreciation and amortization	1.8	1.7
Acquired in-process research and development	0.3	—

Total operating costs and expenses	93.5	91.8

Operating income	6.5	8.2
Interest expense	(0.5)	(0.2)
Interest income	0.2	0.4
Gain on sale of Constella Futures Holding, LLC	0.5	—

Income before taxes	6.7	8.4
Provision for income taxes	2.8	3.3

Net income	3.9%	5.1%

*	Period-over-period rate of change greater than 100%.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

For the three months ended September 30, 2008, our revenue increased 7.8% to $392.4 million, from $364.1 million for the three months ended September 30, 2007. This increase was primarily acquisitive and driven by our July 2008 acquisitions of ICS and Era and our August 2007 acquisition of Constella, which together accounted for approximately $24 million of additional revenue during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Our organic revenue growth rate was 1.3% for the three months ended September 30, 2008, driven down by the loss of our Advanced Information Technology Services, or AITS, contract, which contributed additional revenue of approximately $22.0 million in the three months ended September 30, 2007.

Cost of Services

For the three months ended September 30, 2008, cost of services increased 4.7% to $287.8 million, from $275.0 million for the three months ended September 30, 2007. This increase in cost of services was due primarily to the increased volume of services provided under the acquired Era, ICS, and Constella contracts. As a percentage of revenue, cost of services decreased to 73.4% for the three months ended September 30, 2008, from 75.5% for the three months ended September 30, 2007. This decrease was due primarily to an increase in our labor services mix relative to purchased third-party materials. This decrease is also due to the addition of Era and ICS which have lower cost of services and higher selling, general and administrative expenses.

Selling, General and Administrative Expenses

For the three months ended September 30, 2008, selling, general and administrative expenses increased 34.1% to $71.2 million, from $53.1 million for the three months ended September 30, 2007. As a percentage of revenue, selling, general and administrative expenses increased to 18.1% for the three months ended September 30, 2008, from 14.6% for the three months ended September 30, 2007. This increase as a percentage of revenue was primarily attributable to investments in marketing and sales and increased travel, infrastructure and compliance costs associated with our international operations. The increase is also attributable to the Era and ICS product businesses, which generally have higher marketing and sales and research and development costs.

Depreciation and Amortization

For the three months ended September 30, 2008, depreciation and amortization increased 11.5% to $6.9 million, from $6.2 million for the three months ended September 30, 2007. The increase was due to the amortization of identified intangible assets related to our acquisitions of Era and ICS. As a percentage of revenue, depreciation and amortization increased to 1.8% for the three months ended September 30, 2008, from 1.7% for the three months ended September 30, 2007.

Interest Expense

For the three months ended September 30, 2008, interest expense increased to $1.8 million, from $0.9 million for the three months ended September 30, 2007. This increase was due to the additional outstanding borrowings under our credit facility to support the acquisition of Era during the three months ended September 30, 2008.

Interest Income

For the three months ended September 30, 2008, interest income decreased to $0.8 million, from $1.6 million for the three months ended September 30, 2007. This decrease was due to a lower average cash balance in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and a general decline in interest rates.

Income Taxes

For the three months ended September 30, 2008, our effective income tax rate increased to 41.3% from 39.7% for the three months ended September 30, 2007. This increase is due to the write-off of in-process research and development costs related to the Era acquisition, which is not deductible for tax purposes.

SEASONALITY

Our business operates on a fiscal year ending June 30. Quarterly revenue and operating margins can be affected by, among other things, seasonality in our business. In the quarter ending September 30, we may experience a sequential decline in operating margins from our quarter ending June 30. In the quarter ending September 30, we generally experience lower staff utilization rates because of summer vacations and increased proposal activity in connection with the end of the federal fiscal year. We typically transition a significant number of professional staff temporarily off of billable engagements to support this increased proposal activity. The revenue mix can also change in the September quarter as the volume of lower-margin direct material purchases on behalf of government customers can increase near the end of the federal fiscal year.

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

Net cash provided by operating activities was $14.1 million for the three months ended September 30, 2008 compared to $21.5 million for the three months ended September 30, 2007, or 0.9 and 1.2 times net income for the same periods. The lower cash provided by operating activities was due primarily to vendor payments made by Era subsequent to the acquisition.

We used $128.9 million in net cash for investing activities in the three months ended September 30, 2008, compared to $187.6 million in the three months ended September 30, 2007. The lower cash used for investing activities in the three months ended September 30, 2008 was primarily the result of a lesser amount of cash used in our acquisitions of Era and ICS in July 2008 compared to our acquisition of Constella in August 2007. Additionally, proceeds from our sale of Futures decreased the amount of cash used in investing activities for the three months ended September 30, 2008.

Net cash used in financing activities was $21.0 million for the three months ended September 30, 2008, compared to $57.1 million of cash provided in the three months ended September 30, 2007. This change resulted primarily from the cash used to repurchase shares of our common stock during the three months ended September 2008 and the borrowings under our credit facility to support the acquisition of Constella during the three months ended September 30, 2007.

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

We also maintain a secured revolving credit facility and an overdraft facility relating to our operations in the Czech Republic, which were part of the Era acquisition. The secured revolving credit facility has a limit of approximately $7.6 million. Borrowings under this facility bear interest at a rate of LIBOR, PRIBOR, or EURIBOR, depending on the currency in which the loan is drawn, plus 1.4%. This facility expires on September 30, 2010. As of September 30, 2008, the Company had approximately $4.4 million outstanding under this facility, which is included in short-term borrowings.

The overdraft facility maintained in the Czech Republic, is denominated in Czech Koruna, bears interest at a rate of PRIBOR plus 1.55% and has a limit of approximately $8.2 million. This facility is set to expire on August 31, 2009. At September 30, 2008, outstanding borrowings under this facility totaled approximately $7.2 million and are included in short-term borrowings.

Share Repurchases

On May 2, 2007, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s class A common stock. The Board authorized the repurchase of up to an additional $100 million of the Company’s class A common stock on July 31, 2008. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions. The Company is not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time.

The following table summarizes the class A common stock repurchase activity beginning July 1, 2007:

Authorization Date	Amount Authorized (in millions)	Total Shares Repurchased	Total Cost of Shares Repurchased (in millions)	Average Price Per Share	Date Completed	Shares Repurchased Three Months Ended September 30
						2008	2007
May 2, 2007	$40.0	1,769,723	$40.0	$22.60	July 2008	268,779	—
July 31, 2008	$100.0	700,015	$15.4	$22.04		700,015	—

As of September 30, 2008, approximately $84.6 million remained of the $100.0 million authorized repurchase amount.

Capital Requirements

We believe the capital resources available to us under the credit facility and cash from our operations are adequate to fund our normal operating liquidity and capital expenditure requirements at least through fiscal 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of the intangible assets and accounting for stock-based compensation. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected.

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

Contract Cost Accounting

For our federal government contracts, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract, and other non-labor costs incurred in direct support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations. These costs typically include our selling, general and administrative expenses, fringe benefit expenses, and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs, and the amortization of identified intangible assets, among others. As we acquire and integrate new companies, we try to manage our indirect costs by realizing opportunities for cost synergies and integrating the indirect support function of acquired companies into our own.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period. The Black-Scholes-Merton option-pricing model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future.

Other Matters

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended June 30, 2008, included in our Annual Report on Form 10-K.

DESCRIPTION OF STATEMENT OF OPERATIONS ITEMS

The following is a description of certain line items of our statements of operations.

Revenue

Most of our revenue is generated based on services provided either by our employees or subcontractors. The revenue we earn may include third-party hardware and software that we purchase and integrate when requested by the client as a part of the solutions that we provide to our clients. To a lesser degree, we develop and sell software and hardware products to customers.

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

•

Time-and-materials contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

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

Organic Growth

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies and remove the revenue of divested companies for the prior-year periods comparable to the current-year periods for which the companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth attributable to acquired companies. For illustrative purposes, we compute our quarterly organic growth rate of 1.3% as follows:

	Quarter Ended September 30,
	2008	2007	% Increase
Revenue, as reported	$392,355	$364,127	7.8%
Plus: Revenue from acquired companies for the comparable prior year period		30,265
Less: Revenue from divested companies for the comparable prior year period		(7,231)

Organic Revenue	$392,355	$387,161	1.3%

Recent Accounting Pronouncements

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

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for the fiscal years beginning after December 15, 2008. We do not expect the adoption of this new FSP to have a material impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. We adopted SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in our financial statements effective July 1, 2008. This adoption did not have a material effect on these condensed consolidated financial statements. The effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities was delayed until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities is not expected to have a material impact on our financial statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted SFAS No. 159 effective July 1, 2008. This adoption did not have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, accounts receivable, and short-term and long-term debt. The Company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

The interest rates on our revolving credit facility are affected by changes in market interest rates. Borrowings under our revolving credit facility bear interest at either (i) LIBOR plus an applicable margin ranging from 0.4% to 0.7%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of the bank’s prime rate or 0.5% above the Federal Funds Rate. A hypothetical 1% increase in the interest rate could increase our interest expense for fiscal 2009 by approximately $1.1 million based on our outstanding debt at September 30, 2008.

We invest our excess cash in high credit quality investments and diversify these investments amongst our bank group, therefore, we believe that concentrations of credit risk with respect to cash equivalents and investments are limited. Our investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poor’s. Our policy does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service to a debt rating below single-A.

As of September 30, 2008 and June 30, 2008, the carrying value of financial instruments approximated fair value. These investments consist of corporate and municipal bonds with maturities of 4 months or less that are classified as held-to-maturity.

We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

We are exposed to changes in foreign currency rates. Approximately 5% of our total revenue in the three months ended September 30, 2008 was derived from our international operations, primarily earned in the United Kingdom and the Czech Republic. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. We generally attempt to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. However, we do enter into contracts that subject us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes with respect to the risk factors faced by our business from those included in our Annual Report on Form 10-K for the year ended June 30, 2008, except as listed below. Item 1A of our fiscal year 2008 Form 10-K should be read in conjunction with the following updates.

We may not be able to raise additional capital or obtain additional financing if needed.

The recent downturn in the equity and debt markets, the tightening of the credit markets and the general economic slowdown in the U.S. could make it more difficult for us to raise additional capital or obtain additional financing. We cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise additional funds on acceptable terms, we may not be able to fund expansion or take advantage of future opportunities.

The prevailing adverse economic conditions also require us to monitor the financial health of our commercial customers, subcontractors and others to whom we have financial exposures. Financial weakness could expose us to credit losses or require us to modify terms.

The uncertainty of current global economic conditions could adversely affect our revenues and operating results.

The customer base for our recently acquired Era product business is currently composed primarily of countries in emerging markets. Therefore, our product revenues, in particular, may be adversely affected by the current uncertainty in global market conditions. Our projected product revenues and operating results are based on assumptions concerning levels of customer spending, primarily by foreign governments. Continued weakness or further deterioration of the global economy could delay or decrease purchases of our products by our customers. Additionally, the weakened economy and tightness of the credit markets may result in supplier disruptions, which could reduce our revenues.

Foreign currency exchange rate fluctuations may adversely affect our business.

The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound, the Czech Koruna and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2008, approximately 2% of our revenue was denominated in British pounds and approximately 3% of our revenue was denominated in other foreign currencies. Changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results. Additionally, while we generally attempt to negotiate contracts in the same currency in which the predominant expenses will be incurred to mitigate the exposure to foreign currency exchange fluctuations, our Era subsidiary has contract revenues that are denominated in a currency different than contract costs. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. Due to the variability of currency exposure and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

Our contracts may encounter difficulties that result in additional costs to us, reductions in revenues, claims, disputes and the payment of damages.

Era has proprietary technologies that are integrated into systems delivered to customers under long-term fixed price contracts. Revenues and billings may be contingent upon system acceptance testing milestones on contractual delivery dates. Failure to meet contractual requirements could result in additional costs to satisfy such requirements or a reduction in revenue. Delays in delivering systems may result in payment of damages.

Our operations involving foreign countries and foreign personnel require our compliance with complex U.S. laws, including the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Act, the Export Administration Regulations, the Trading with the Enemy Act, the International Emergency Economic Powers Act, and other similar laws.

U.S. laws strictly control the manufacture, export or brokering of defense-related articles and services and dual-use goods, software, and technology. Some of the articles and services we and our subsidiaries sell are subject to these restrictions. The breadth and complexity of these laws requires that we constantly monitor our operations to ensure compliance. Prior to its acquisition by us, Era voluntarily disclosed to the U.S. Department of State potential brokering activities related to sales of its Czech subsidiary. Following our acquisition, a compliance audit of Era operations was conducted and two additional potential violations of U.S. export laws were identified, one involving a possible brokering violation between U.S. personnel and a foreign country and the second involving use of a U.S.-origin electronic component in a Czech military product exported in potential violation of the export licensing requirements found in the International Traffic in Arms Regulations, or ITAR. Violations can lead to civil or criminal penalties. To the extent we incur financial losses related to pre-acquisition legal violations, we expect to recover the amounts from the selling shareholders of Era. We have disclosed the audit results to the U.S. State Department and are continuing to cooperate with governmental officials. To ensure compliance with restrictions on brokering, we currently operate Era under a sequestration agreement, greatly limiting the input of U.S. personnel into business operations of the Era Czech military division. This sequestration agreement has not been approved by the U.S. State Department. To ensure compliance with ITAR licensing restrictions on export, we are conducting a follow-up audit of all components that have been included in recent Czech military product exports to ensure no unlicensed U.S.-origin parts were used. We hope to complete this audit within a few weeks and are delaying military product exports pending the results. Inclusion of any U.S.-origin parts controlled under ITAR would require a U.S. license for any future export. Once completed, our plan is to withdraw the current sequestration agreement and subject future Czech military product operations to U.S. ITAR brokering and export licensing requirements. This action may limit countries to which we will be permitted to sell our products, reducing potential revenues, and in some cases may delay sales pending governmental approvals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On May 2, 2007, our Board of Directors authorized a share repurchase program to buy back up to $40 million of our class A common stock. The Board authorized the repurchase of up to an additional $100 million of our class A common stock on July 31, 2008. The following table summarizes the repurchases of class A common stock during the three-month period ended September 30, 2008. All shares repurchased under the share repurchase program were purchased in open market transactions.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
07/01/2008 – 07/31/2008	268,779	(d)	$22.21	268,779	$0	(a)

08/01/2008 – 08/31/2008	15,406	(c)	23.13	—	100	(b)

09/01/2008 – 09/30/2008	700,168	(c)	22.04	700,015	84.6	(b)

Total	984,353			968,794

(a)	Under the $40 million share repurchase authorization.

(b)	Under the $100 million share repurchase authorization.

(c)	Includes shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock awards. The remaining shares were purchased under the share repurchase program.

(d)	Represents share purchased under the share repurchase program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
21.1	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 10th day of November, 2008.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. HUGHES
Stephen C. Hughes
Chief Financial Officer and Executive Vice President, Operations (Principal Financial and Accounting Officer)