Form 10-Q
period 2008-12-31
SRA INTERNATIONAL INC
filed 2009-02-09
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

As of January 31, 2009, there were 42,357,682 shares outstanding of the registrant’s class A common stock and 13,850,736 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

ENDED DECEMBER 30, 2008

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	December 31, 2008	June 30, 2008
Current assets:
Cash and cash equivalents	$106,964	$229,260
Restricted cash	800	1,194
Accounts receivable, net	358,971	344,974
Inventories	2,762	—
Prepaid expenses and other	42,616	64,159
Deferred income taxes, current	11,062	11,544

Total current assets	523,175	651,131

Property, plant and equipment, net	40,776	37,949

Other assets:
Goodwill	487,310	395,766
Identified intangibles, net	49,056	36,813
Deferred income taxes, noncurrent	5,321	3,217
Deferred compensation trust	6,097	7,747
Notes receivable and other assets	25,288	3,892

Total other assets	573,072	447,435

Total assets	$1,137,023	$1,136,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	December 31, 2008	June 30, 2008
Current liabilities:
Accounts payable and accrued expenses	$118,365	$163,927
Accrued payroll and employee benefits	98,757	99,742
Billings in excess of revenue recognized	23,893	15,111
Short-term borrowings	8,857	—

Total current liabilities	249,872	278,780

Long-term liabilities:
Long-term debt	175,000	150,000
Other long-term liabilities	12,889	14,799

Total long-term liabilities	187,889	164,799

Total liabilities	437,761	443,579

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 45,571,010 and 45,119,238 shares issued as of December 31, 2008 and June 30, 2008; 42,302,739 and 42,840,128 shares outstanding as of December 31, 2008 and June 30, 2008	182	180
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 13,850,736 and 14,050,736 shares issued and outstanding as of December 31, 2008 and June 30, 2008	55	56
Additional paid-in capital	341,023	333,288
Treasury stock, at cost	(63,901)	(42,076)
Accumulated other comprehensive (loss) gain	(5,819)	10
Retained earnings	427,722	401,478

Total stockholders’ equity	699,262	692,936

Total liabilities and stockholders’ equity	$1,137,023	$1,136,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue	$369,323	$382,015	$761,678	$746,142
Operating costs and expenses:
Cost of services	268,050	286,029	555,872	560,998
Selling, general and administrative	74,560	59,872	145,768	112,990
Depreciation and amortization	7,415	6,424	14,293	12,591
Acquired in-process research and development	(200)	—	900	—

Total operating costs and expenses	349,825	352,325	716,833	686,579

Operating income	19,498	29,690	44,845	59,563
Interest expense	(2,155)	(752)	(3,935)	(1,605)
Interest income	631	889	1,403	2,488
Gain on sale of Constella Futures Holding, LLC	—	—	1,939	—

Income before taxes	17,974	29,827	44,252	60,446
Provision for income taxes	7,144	11,836	18,008	23,996

Net income	$10,830	$17,991	$26,244	$36,450

Earnings per share:
Basic	$0.19	$0.31	$0.47	$0.63

Diluted	$0.19	$0.30	$0.46	$0.61

Weighted-average shares:
Basic	56,122,367	57,663,214	56,364,444	57,475,124

Diluted	57,285,022	59,599,737	57,629,785	59,376,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$26,244	$36,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,293	12,591
Stock-based compensation	5,362	4,886
Deferred income taxes	(2,312)	(4,542)
Gain on sale of Constella Futures Holding, LLC	(1,939)	—
Loss on disposal of property and equipment	—	744
Acquired in-process research and development	900	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
Accounts receivable	(11,106)	(32,881)
Inventories	2,606	—
Prepaid expenses and other	(4,806)	3,328
Accounts payable and accrued expenses	(20,150)	5,118
Accrued payroll and employee benefits	(3,853)	(309)
Billings in excess of revenue recognized	7,719	(4,033)
Other	(4,657)	145

Net cash provided by operating activities	8,302	21,497

Cash flows from investing activities:
Capital expenditures	(8,869)	(6,650)
Payments to Spectrum Solutions Group, Inc. shareholders	(7,016)	—
Acquisitions, net of cash acquired	(132,246)	(185,955)
Issuance of notes receivable	(17,526)	—
Proceeds from sale of Constella Futures Holding, LLC	31,846	—

Net cash used in investing activities	(133,811)	(192,605)

Cash flows from financing activities:
Issuance of common stock	2,265	10,063
Tax benefits of stock option exercises	108	4,184
Net borrowings under credit facilities	23,431	50,000
Payment of financing costs	—	(324)
Purchase of treasury stock	(21,824)	(272)

Net cash provided by financing activities	3,980	63,651

Effect of exchange rate changes on cash and cash equivalents	(767)	—
Net decrease in cash and cash equivalents	(122,296)	(107,457)
Cash and cash equivalents, beginning of period	229,260	212,034

Cash and cash equivalents, end of period	$106,964	$104,577

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$3,093	$1,185

Income taxes	$26,667	$34,466

Cash received during the period:
Interest	$1,740	$2,761

Income taxes	$342	$729

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$10,830	$17,991	$26,244	$36,450
Change in foreign currency translation adjustment	(3,035)	142	(5,830)	88

Comprehensive income	$7,795	18,133	20,414	36,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended December 31, 2008 and 2007

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2008.

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

Three Months Ended December 31, 2008 and 2007

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which reorganizes the GAAP hierarchy. The standard transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. SFAS No. 162 became effective November 15, 2008. The adoption of this new standard did not have a material impact on the Company’s financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share pursuant to the two-class method as described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating FSP EITF 03-6-1 to determine the impact, if any, on its financial statements.

2. Nature of Business:

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government, and health care and public health. Since its founding in 1978, the Company has derived the majority of its revenue from services provided to federal government clients.

Revenue from contracts with U.S. federal government agencies was 92% and 95% of total revenue for the six months ended December 31, 2008 and 2007, respectively. No client or client group accounted for more than 10% of revenue in the periods presented herein.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 31, 2008 and 2007

3. Acquisitions and Divestitures:

Spectrum Solutions Group, Inc.

In November 2005, the Company acquired Spectrum Solutions Group, Inc. (Spectrum), a privately-held provider of enterprise solutions to the federal government, for approximately $9.8 million, including direct transaction costs of approximately $0.1 million. The equity purchase agreement provided for two additional purchase price payments contingent upon the achievement of certain milestones by Spectrum. The Company made a payment to former Spectrum shareholders of $8.0 million in January 2007 at the conclusion of the first earn-out period. This resulted in additional goodwill of $8.0 million. In September 2008, the Company paid $7.0 million to the Spectrum shareholders, with the exception of one shareholder, to settle threatened litigation regarding the second earn-out payment. This resulted in additional goodwill of $7.0 million.

In September 2008, the Company filed a claim against the shareholder referenced above seeking recovery of the first earn-out payment made to that individual. This shareholder has filed a claim against the Company asserting entitlement to a second earn-out payment of $9.4 million. The Company believes it has a strong defense and valid claims and will be asserting its rights vigorously. Any payments the Company recovers under its claim against the shareholder would reduce goodwill. Any additional payments made by the Company to settle this matter would increase goodwill.

Era Systems Corporation

On July 30, 2008, the Company acquired Era Systems Corporation (Era), a privately-held provider of advanced surveillance technologies and flight tracking solutions for the air traffic management, airport operations, military and security markets. The results of Era’s operations have been included in these condensed consolidated financial statements since that date.

The Company acquired Era for approximately $125.2 million, which includes direct transaction costs of approximately $0.8 million. Financing for the acquisition consisted of available cash and borrowings under a credit facility obtained prior to closing. Of the total cash consideration paid, approximately $12.1 million was used to repay a portion of Era’s outstanding debt obligations on the closing date, and $25.0 million was placed into escrow as security for the payment of post-closing net working capital adjustments and to secure indemnification obligations of Era’s stockholders, including the legal violations described in the section captioned “RISK FACTORS.” Before being acquired by SRA, Era acquired a company under terms that included an earn-out arrangement. Additional payments may be made under this earn-out arrangement if certain sales targets are met. Such payments would increase goodwill when paid. Through December 2008, the Company has made earn-out payments of $0.3 million, which increased goodwill.

Based on a preliminary allocation, approximately $24.3 million of the purchase price was allocated to definite-lived intangible assets acquired and approximately $86.2 million was allocated to goodwill. The identified intangibles included in-process research and development of $0.9 million, which was expensed immediately in accordance with SFAS No. 141. The remaining $23.4 million of identified intangible assets will be amortized over estimated useful lives ranging from 2 years to 20 years.

In December 2008 the Company filed a claim for $10.8 million associated with the net working capital calculation. This was recorded as a receivable from sellers in the preliminary purchase price allocation. In January 2009 Era’s stockholders’ representative filed an objection to the Company’s claim and, in the alternative, asserted off-setting claims exceeding the Company’s claim by $2 million. Management believes the Company’s claim associated with the net working capital adjustment is well supported and does not believe the stockholders’ objections are meritorious. To the extent any payments made or received related to the net working capital claim differ from the receivable, an adjustment will be recorded to goodwill.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 31, 2008 and 2007

The purchase price allocation involves management judgments and estimates and may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date. The allocation will be finalized upon resolution of the closing balance sheet audit and any resulting net working capital adjustments to the purchase price.

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

The Company has finalized the purchase price allocation for the acquisition of ICS. Based on the final allocation, approximately $1.0 million of the purchase price was allocated to definite-lived intangible assets acquired, and approximately $6.5 million was allocated to goodwill. The identified intangible assets will be amortized over estimated useful lives ranging from 2 years to 10 years.

Constella Group, LLC

On August 9, 2007, the Company acquired Constella Group, LLC (Constella). At the time of acquisition, Constella provided three interrelated service offerings: domestic health sciences, international health development and global clinical development.

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

Divestiture of Constella Futures Holding, LLC

On September 2, 2008, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures), a wholly owned subsidiary of Constella, to a group of private investors led by the former Constella chairman and chief executive officer for a total estimated purchase price of approximately $38.8 million. The transaction resulted in a pre-tax gain of approximately $1.9 million and an $8.4 million reduction of goodwill. The operating results of Futures are included in the operating results of the Company in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2008 (through the date of the sale) and for the three and six months ended December 31, 2007 (from the date of acquisition).

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 31, 2008 and 2007

The buyers of Futures paid $16.6 million cash, and provided a $10.0 million senior promissory note, and a $7.5 million senior net asset note, the principal amount of which is subject to adjustment based on a determination of final net assets. The Company estimates that final net assets will increase the principal amount of the net asset note to $12.2 million. Both senior notes bear interest at 6% per annum, payable monthly, and are secured by a $7 million bank letter of credit, a $3 million personal guaranty, and the assets of Futures as a new company. The senior net asset note is to be paid in three installments of $2.0 million, $2.0 million, and the remainder on September 1, 2009, 2010 and 2011, respectively. The senior promissory note is to be paid in two installments of $1.0 million and $9.0 million on September 1, 2012 and 2013, respectively. The Company and Futures, upon mutual agreement, may agree to modify or supplement existing credit terms as believed necessary, depending upon Futures continuing operating results and cash flows.

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

The parties entered into a transitional services agreement pursuant to which the Company provided services to Futures through December 31, 2008 to assist with the transition of human resources, information technology, and financial operations. Fees for these services are billed at cost and were approximately $0.2 million through December 31, 2008.

4. Goodwill and Identified Intangibles:

The components of goodwill and identified intangible assets as of December 31, 2008 and June 30, 2008 are as follows (in thousands):

	December 31, 2008	June 30, 2008
Goodwill	$487,310	$395,766
Identified intangibles	79,789	62,484

Subtotal	567,099	458,250
Less: Accumulated amortization	(30,733)	(25,671)

Total goodwill and identified intangibles	$536,366	$432,579

Goodwill is reviewed annually for impairment. This review is performed at the beginning of each calendar year and is currently underway. Any adjustments resulting from the review will be reflected in the financial statements for the quarter ended March 31, 2009.

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of June 30, 2008	$395,766
Acquisitions of ICS and Era	92,949
Payments to Spectrum shareholders	7,016
Divestiture of Constella Futures Holding, LLC	(8,421)

Balance as of December 31, 2008	$487,310

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 31, 2008 and 2007

Identified intangible assets consisted of the following (in thousands):

	Weighted- Average Useful Life Remaining	December 31, 2008			June 30, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 years	$57,605	$(29,118)	$28,487	$62,044	$(25,359)	$36,685
Technology and other	7 years	22,184	(1,615)	20,569	440	(312)	128

Total identified intangibles		$79,789	$(30,733)	$49,056	$62,484	$(25,671)	$36,813

Amortization expense of identified intangibles was $3.0 million and $2.5 million for the three months ended December 31, 2008 and 2007, respectively and $6.0 million and $4.8 million for the six months ended December 31, 2008 and 2007, respectively. Identified intangibles are being amortized on a straight-line basis over a period of 2 to 20 years.

Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2009 (remainder of fiscal year)	$5,746
2010	10,427
2011	8,839
2012	6,182
2013	5,172
Thereafter	12,690

Total	$49,056

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

Three Months Ended December 31, 2008 and 2007

dividends declared, outstanding shares per class and participation rights in undistributed earnings. The computation of EPS by applying the two-class method does not yield a different result than that provided under the if-converted method.

Undistributed earnings are calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$10,830	$17,991	$26,244	$36,450
Less: dividends	—	—	—	—

Undistributed earnings	$10,830	$17,991	$26,244	$36,450

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	42,108	14,014	43,501	14,162	42,332	14,032	43,294	14,181
Assumed conversion of class B shares	14,014	—	14,162	—	14,032	—	14,181	—
Effect of potential exercise or vesting of stock-based awards	1,163	—	1,937	—	1,266	—	1,901	—

Diluted weighted-average common shares outstanding	57,285	14,014	59,600	14,162	57,630	14,032	59,376	14,181

Stock options that were not included in the computation of diluted weighted-average common shares outstanding, because to do so would have been antidilutive were 3,988,286 and 1,330,929 for the three months ended December 31, 2008 and 2007, respectively and 3,121,079 and 1,393,940 for the six months ended December 31, 2008 and 2007, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 31, 2008 and 2007

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	42,108	14,014	43,501	14,162	42,332	14,032	43,294	14,181
Divided by: Total weighted-average shares outstanding (class A and class B)	56,122	56,122	57,663	57,663	56,364	56,364	57,475	57,475
Multiplied by: Undistributed earnings	$10,830	$10,830	$17,991	$17,991	$26,244	$26,244	$36,450	$36,450

Subtotal	$8,126	$2,704	$13,572	$4,419	$19,710	$6,534	$27,457	$8,993
Divided by: Weighted-average shares outstanding	42,108	14,014	43,501	14,162	42,332	14,032	43,294	14,181

Earnings per share	$0.19	$0.19	$0.31	$0.31	$0.47	$0.47	$0.63	$0.63

Diluted
Weighted-average shares outstanding	57,285	14,014	59,600	14,162	57,630	14,032	59,376	14,181
Divided by: Total weighted-average shares outstanding (class A and class B)	57,285	57,285	59,600	59,600	57,630	57,630	59,376	59,376
Multiplied by: Undistributed earnings	$10,830	$10,830	$17,991	$17,991	$26,244	$26,244	$36,450	$36,450

Subtotal	$10,830	$2,649	$17,991	$4,275	$26,244	$6,390	$36,450	$8,705
Divided by: Weighted-average shares outstanding	57,285	14,014	59,600	14,162	57,630	14,032	59,376	14,181

Earnings per share	$0.19	$0.19	$0.30	$0.30	$0.46	$0.46	$0.61	$0.61

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

Three Months Ended December 31, 2008 and 2007

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

The Company recorded $2.7 million of stock-based compensation expense for both the three months ended December 31, 2008 and 2007, and $5.4 million and $4.9 million of stock-based compensation for the six months ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, there was $22.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 15 months.

Stock Option Activity

During the six months ended December 31, 2008 and 2007, respectively, the Company granted stock options to purchase 71,880 and 373,312 shares of class A common stock at a weighted-average exercise price of $22.88 and $25.74 per share based on the market value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted for the six months ended December 31, 2008 and 2007, was $8.51 and $9.51, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the six months ended December 31, 2008 and 2007, was $0.5 million and $3.0 million respectively. The options vest at the rate of 25% per year, beginning on the date of grant and expire ten years from the grant date.

The following table summarizes stock option activity for the six months ended December 31, 2008:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2008	5,428,895	$21.24	$23,721
Options granted	71,880	22.88	—
Options exercised	(146,766)	10.25	1,530
Options cancelled and expired	(153,475)	28.83	16

Shares under option, December 31, 2008	5,200,534	$21.34	$10,924

Options exercisable at December 31, 2008	4,102,329	$19.78	$10,916

Shares reserved for equity awards at December 31, 2008	9,171,901

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 31, 2008 and 2007

Information with respect to stock options outstanding and stock options exercisable at December 31, 2008 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$ 3.17 – $ 5.07	586,082	6.6	years	$4.34
$10.85 – $16.80	1,172,289	6.0		14.39
$19.39 – $25.11	1,746,432	5.5		21.96
$25.30 – $35.40	1,695,731	7.1		31.40

	5,200,534

Range of Exercise Price	Options Exercisable	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$ 3.17 – $ 5.07	586,082	6.6	years	$4.34
$10.85 – $16.80	1,170,289	6.0		14.39
$19.39 – $25.11	1,331,072	4.4		21.31
$25.30 – $35.40	1,014,886	6.7		32.90

	4,102,329

During the six months ended December 31, 2008 and 2007, the Company also granted 460,894 and 172,618 nonvested restricted shares at a weighted-average grant date market value of $23.28 and $25.67 per share, respectively. These shares vest at the rate of 25% per year.

The following table summarizes restricted stock activity for the six months ended December 31, 2008:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2008	380,917	$25.91
Restricted shares granted	460,894	23.28
Restricted shares vested	(66,521)	21.05
Restricted shares forfeited	(75,531)	24.89

Nonvested restricted shares at December 31, 2008	699,759	$24.26

As of December 31, 2008, there were 9,171,901 shares of class A common stock reserved for issuance under the 2002 Stock Incentive Plan.

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 95% of the average of the high and low price of the class A common stock on the last day of each offering period. Employees purchased 16,878 and 10,147 shares during the three months ended December 31, 2008 and 2007, respectively, and 33,389 and 20,823 shares during the six months ended December 31, 2008 and 2007, respectively, under the ESPP.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 31, 2008 and 2007

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

The following table summarizes the class A common stock repurchase activity under the stock purchase authorization beginning July 1, 2007:

Authorization Date	Amount Authorized (in millions)	Total Shares Repurchased	Total Cost of Shares Repurchased (in millions)	Average Price Per Share	Date Completed	Shares Repurchased Six Months Ended December 31
						2008	2007
May 2, 2007	$40.0	1,769,723	$40.0	$22.60	July 2008	268,779	—
July 31, 2008	$100.0	700,015	$15.4	$22.04		700,015	—

As of December 31, 2008, approximately $84.6 million remained of the $100.0 million authorized repurchase amount.

7. Accounts Receivable:

Accounts receivable, net as of December 31, 2008 and June 30, 2008 consisted of the following (in thousands):

	December 31, 2008	June 30, 2008
Billed and billable, net of allowance of $3,406 as of December 31, 2008 and $2,835 as of June 30, 2008	$317,256	$319,418

Unbilled:
Retainages	4,207	4,616
Revenue recorded in excess of milestone billings on fixed-price contracts	34,628	15,186
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	4,864	7,614
Allowance for unbillable amounts	(1,984)	(1,860)

Total unbilled	41,715	25,556

Total accounts receivable	$358,971	$344,974

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although some of these amounts are not expected to be billed and collected within one year. Unbilled accounts receivable at December 31, 2008 are expected to be billed and collected within one year except for approximately $0.8 million of retainages.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 31, 2008 and 2007

8. Inventories:

Inventories as of December 31, 2008 and June 30, 2008 consisted of the following (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$2,499	—
Work in process	420	—

Total inventory	$2,919	—

Reserve for obsolescence	(157)	—

Total inventory, net	$2,762	$—

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

Three Months Ended December 31, 2008 and 2007

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

At December 31, 2008, the Company had $175 million outstanding on the credit facility, which is included in long-term liabilities. The weighted-average rate of interest on the outstanding borrowings was approximately 3.8% for the six months ended December 31, 2008. The Company was in compliance with all debt covenants as of December 31, 2008.

The Company also maintains a secured revolving credit facility and an overdraft facility related to its operations in the Czech Republic, which were part of the Era acquisition. The secured revolving credit facility has a limit of approximately $7.6 million. Borrowings under this facility bear interest at LIBOR, Prague Interbank Offered Rate (PRIBOR), or Euro Interbank Offered Rate, depending on the currency in which the loan is drawn, plus 1.4%. As of December 31, 2008, the Company had approximately $4.0 million outstanding under this facility, which is included in short-term borrowings. This facility is set to expire on September 30, 2010.

The overdraft facility maintained in the Czech Republic is denominated in Czech Koruna, bears interest at a rate of PRIBOR plus 1.55% and has a limit of approximately $8.2 million. This facility is set to expire on August 31, 2009. At December 31, 2008, outstanding borrowings under this facility totaled approximately $4.7 million and are included in short-term borrowings.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 31, 2008 and 2007

As of June 30, 2008, the Company had recorded liabilities of $14.5 million related to gross uncertain tax positions assumed in connection with the Constella acquisition and had established an offsetting receivable from sellers under the terms of the equity purchase agreement. As discussed in Note 3, all but $0.2 million of these liabilities related to Constella Futures Holding, LLC, which was sold on September 2, 2008. Therefore, the liabilities have been reduced to $0.2 million as of December 31, 2008, which, if realized, the Company expects to recover from the remaining escrow.

As of December 31, 2008, the Company’s estimated liability for uncertain tax positions was $0.8 million, which includes taxes, interest and penalties of $0.6 million, $0.1 million and $0.1 million, respectively.

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

Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; third-party materials, such as hardware and software that we purchase for customer solutions; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material purchases. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor with the potential for more third-party hardware and software purchases. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and produce a favorable return on invested capital.

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

Revenue Growth

Revenue for the three months ended December 31, 2008 decreased by 3.3% from the three months ended December 31, 2007. The decrease in revenue for the three months ended December 31, 2008 was due primarily to the loss of our Advanced Information Technology Services (AITS) contract, which accounted for 6.8% of our revenue in the three months ended December 31, 2007. The lost revenue from our AITS contract was partially offset by revenue growth in our U.S. services business. Increases from acquisitive revenue were offset by divested revenue during the quarter

For the six months ended December 31, 2008, revenue increased by 2.1% from the six months ended December 31, 2007. This growth was primarily acquisitive in nature and resulted from our July 2008 acquisition of Era Systems Corporation (Era) and our August 2007 acquisition of Constella Group, LLC (Constella).

For the immediate future, we intend to direct our primary focus to the U.S. services business, delivering differentiated information technology and professional solutions to government agencies. While we will focus primarily on organic growth in the near term, part of our growth strategy includes selectively pursuing strategic acquisitions to complement and accelerate internal growth by adding new capabilities, customers or intellectual property. From July 1, 2007 through December 31, 2008, we completed the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
Constella Group, LLC	Health Sciences and Drug Development	August 9, 2007	$190.6
Interface and Control Systems, Inc.	Product Development and Engineering Services	July 2, 2008	8.3
Era Systems Corporation	Advanced Surveillance Technologies	July 30, 2008	124.4

We are anticipating slippage in orders in our Era business due, in part, to political and economic instability in our customers’ countries. The requirement to obtain licenses to sell export controlled technology may further delay sales or limit the countries to which we are permitted to sell our products. These risks are discussed in more detail in the section captioned “RISK FACTORS.”

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	December 31, 2008	June 30, 2008
	(in millions)
Backlog:
Funded	$801.7	$676.5
Unfunded	3,115.1	3,182.7

Total backlog	$3,916.8	$3,859.2

Our total backlog of $3.9 billion as of December 31, 2008 represented a 1.5% increase over the June 30, 2008 backlog. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2015. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We currently expect to recognize revenue during the remaining two quarters of fiscal 2009 from approximately 14.9% or $584.9 million of our total backlog as of December 31, 2008. Of this amount, $477.3 million is included in funded backlog and $107.6 million is included in unfunded backlog under multi-year contracts. The amount of revenue that we expect to recognize from backlog is calculated by summing forecasted revenue for the remainder of the fiscal year for each project included in backlog. The primary risks that could affect our ability to recognize such revenue are the unilateral right of the government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default, and, in the case of unfunded backlog, the potential that full funding may not be available. In addition, the amount of revenue we expect to realize under a particular engagement included in backlog may change because a program schedule could change or a contract could be modified.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Cost-plus-fee	35%	42%	36%	42%
Time-and-materials	43	42	42	42
Fixed-price	22	16	22	16

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 5.9% and 8.0% for the six months ended December 31, 2008 and 2007, respectively. The decrease in operating margin for the six months ended December 31, 2008 is primarily due to increased selling, general and administrative costs as a percentage of revenue. As discussed in the section captioned “RESULTS OF OPERATIONS,” this decrease in operating margin was attributable to our Era and Global Clinical Development (GCD) businesses as well as increased investments in marketing and sales and higher recruiting costs. The write-off of in-process research and development related to the Era acquisition also contributed to the lower operating margin.

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them on direct-billable jobs is critical to our success. As of December 31, 2008, we had 6,951 employees. Direct labor utilization was 76.3% and 76.4% for the three months and six months ended December 31, 2008, respectively. These percentages exclude our Era business as direct labor utilization is not a relevant metric for that business.

Proprietary Software Sales

In connection with our service offerings, we also develop and sell proprietary software products to customers. We believe intellectual property represents a differentiating factor in new business opportunities and we have recently increased our focus and investment in this area. Sales of our proprietary software can increase our operating margin and may vary substantially quarter to quarter. Proprietary software sales were $2.6 million and $1.5 million for the three months ended December 31, 2008 and 2007, respectively and $3.5 million and $3.1 million for the six months ended December 31, 2008 and 2007, respectively.

Days Sales Outstanding

Days sales outstanding (DSO) is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended December 31, 2008, DSO increased to 82 days from 79 days for the three months ended September 30, 2008. This increase was due primarily to the billing terms of Era’s existing contracts, which are heavily dependent on contract milestones and, therefore, may cause significant fluctuations in our accounts receivable balances. We have a number of internal process initiatives underway that we believe will enable us to continue to improve our invoicing and collection of accounts receivable.

RESULTS OF OPERATIONS

The following tables set forth some items from our condensed consolidated statements of operations, the period-over-period rate of change in each of the line items and the items expressed as a percentage of revenue, for the periods indicated.

	Three Months Ended December 31,			Six Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Revenue	$369,323	$382,015	(3.3)%	$761,678	$746,142	2.1%
Operating costs and expenses:
Cost of services	268,050	286,029	(6.3)	555,872	560,998	(0.9)
Selling, general and administrative	74,560	59,872	24.5	145,768	112,990	29.0
Depreciation and amortization	7,415	6,424	15.4	14,293	12,591	13.5
Acquired in-process research and development	(200)	—	100.0	900	—	100.0

Total operating costs and expenses	349,825	352,325	(0.7)	716,833	686,579	4.4

Operating income	19,498	29,690	(34.3)	44,845	59,563	(24.7)
Interest expense	(2,155)	(752)	*	(3,935)	(1,605)	*
Interest income	631	889	(29.0)	1,403	2,488	(43.6)
Gain on sale of Constella Futures Holding, LLC.	—	—	—	1,939	—	100.0

Income before taxes	17,974	29,827	(39.7)	44,252	60,446	(26.8)
Provision for income taxes	7,144	11,836	(39.6)	18,008	23,996	(25.0)

Net income	$10,830	$17,991	(39.8)%	$26,244	$36,450	(28.0)%

	(as a percentage of revenue)			(as a percentage of revenue)
Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	72.6	74.9		73.0	75.2
Selling, general and administrative	20.2	15.7		19.1	15.1
Depreciation and amortization	2.0	1.7		1.9	1.7
Acquired in-process research and development	(0.1)	—		0.1	—

Total operating costs and expenses	94.7	92.2		94.1	92.0

Operating income	5.3	7.8		5.9	8.0
Interest expense	(0.6)	(0.2)		(0.6)	(0.2)
Interest income	0.2	0.2		0.2	0.3
Gain on sale of Constella Futures Holding, LLC.	—	—		0.3	—

Income before taxes	4.9	7.8		5.8	8.1
Provision for income taxes	1.9	3.1		2.4	3.2

Net income	3.0%	4.7%		3.4%	4.9%

*	Period-over-period rate of change greater than 100%.

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Revenue

For the three months ended December 31, 2008, our revenue decreased 3.3% to $369.3 million, from $382.0 million for the three months ended December 31, 2008. This decrease was driven by the loss of our AITS contract, which accounted for 6.8% of our revenue in the three months ended December 31, 2007. This decrease to revenue was partially offset by revenue growth in our U.S. services business. Revenue derived from the acquisitions of Era and Interface and Control Systems, Inc. (ICS) was almost entirely offset by the loss of revenue from the sale of Constella Futures Holding, LLC (Futures).

Cost of Services

For the three months ended December 31, 2008, cost of services decreased 6.3% to $268.1 million, from $286.0 million for the three months ended December 31, 2007. This decrease in cost of services was due primarily to the loss of our AITS contract. As a percentage of revenue, cost of services decreased to 72.6% for the three months ended December 31, 2008, from 74.9% for the three months ended December 31, 2007. This decrease was due primarily to an increase in our labor services mix relative to purchased third-party materials.

Selling, General and Administrative Expenses

For the three months ended December 31, 2008, selling, general and administrative expenses increased 24.5% to $74.6 million, from $59.9 million for the three months ended December 31, 2007. As a percentage of revenue, selling, general and administrative expenses increased to 20.2% for the three months ended December 31, 2008, from 15.7% for the three months ended December 31, 2007. This increase as a percentage of revenue was attributable to several factors. Revenue in our GCD business declined due to deteriorating economic conditions in the commercial contract research industry, causing the ratio of selling, general and administrative expenses to revenue to increase approximately 180 basis points. We continue to make investments in marketing and sales and recruiting, which accounted for approximately 120 basis points of the increase. Additionally, our Era product business, which generally has higher marketing and sales and research and development costs, accounted for approximately 50 basis points of the increase.

Depreciation and Amortization

For the three months ended December 31, 2008, depreciation and amortization increased 15.4% to $7.4 million, from $6.4 million for the three months ended December 31, 2007. As a percentage of revenue, depreciation and amortization increased to 2.0% for the three months ended December 31, 2008, from 1.7% for the three months ended December 31, 2007. The increase was due to the amortization of identified intangible assets related to our acquisition of Era.

Interest Expense

For the three months ended December 31, 2008, interest expense increased to $2.2 million, from $0.8 million for the three months ended December 31, 2007. This increase was due to the additional outstanding borrowings under our credit facility to support the acquisition of Era.

Interest Income

For the three months ended December 31, 2008, interest income decreased to $0.6 million, from $0.9 million for the three months ended December 31, 2007. This decrease was due to a general decline in interest rates during the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Income Taxes

Our effective income tax rate was 39.7% for both the three months ended December 31, 2008 and 2007.

SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Revenue

For the six months ended December 31, 2008, our revenue increased 2.1% to $761.7 million, from $746.1 million for the six months ended December 31, 2007. This increase was primarily acquisitive and driven by our July 2008 acquisition of Era. The revenue lost from the sale of Futures was almost entirely offset by the revenue derived from the acquisitions of Era and ICS.

Cost of Services

For the six months ended December 31, 2008, cost of services decreased 0.9% to $555.9 million, from $561.0 million for the six months ended December 31, 2007. As a percentage of revenue, cost of services decreased to 73.0% for the six months ended December 31, 2008, from 75.2% for the six months ended December 31, 2007. This decrease was due primarily to an increase in our labor services mix relative to purchased third-party materials.

Selling, General and Administrative Expenses

For the six months ended December 31, 2008, selling, general and administrative expenses increased 29.0% to $145.8 million, from $113.0 million for the six months ended December 31, 2007. As a percentage of revenue, selling, general and administrative expenses increased to 19.1% for the six months ended December 31, 2008, from 15.1% for the six months ended December 31, 2007. This increase as a percentage of revenue was attributable to several factors. Revenue in our GCD business declined due to deteriorating economic conditions in the commercial contract research industry, causing the ratio of selling, general and administrative expenses to revenue to increase approximately 110 basis points. We continue to make investments in marketing and sales and recruiting, which accounted for approximately 110 basis points of the increase. Compliance costs associated with our international operations accounted for approximately 40 basis points of the increase. Additionally, our Era product business, which generally has higher marketing and sales and research and development costs, accounted for approximately 40 basis points of the increase in selling, general and administrative expenses.

Depreciation and Amortization

For the six months ended December 31, 2008, depreciation and amortization increased 13.5% to $14.3 million, from $12.6 million for the six months ended December 31, 2007. As a percentage of revenue, depreciation and amortization increased to 1.9% for the six months ended December 31, 2008, from 1.7% for the six months ended December 31, 2007. The increase was due to the amortization of identified intangible assets related to our acquisition of Era.

Interest Expense

For the six months ended December 31, 2008, interest expense increased to $3.9 million, from $1.6 million for the six months ended December 31, 2007. This increase was due to the additional outstanding borrowings under our credit facility to support the acquisition of Era.

Interest Income

For the six months ended December 31, 2008, interest income decreased to $1.4 million, from $2.5 million for the six months ended December 31, 2007. This decrease was due to a general decline in interest rates during the six months ended December 31, 2008 compared to the six months ended December 31, 2007.

Income Taxes

For the six months ended December 31, 2008, our effective income tax rate increased to 40.7% from 39.7% for the six months ended December 31, 2007. This increase is due to the write-off of in-process research and development costs related to the Era acquisition, which is not deductible for tax purposes.

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

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We continue to try to improve our invoicing and collection procedures as cash flows from operations remain a top priority.

Net cash provided by operating activities was $8.3 million for the six months ended December 31, 2008 compared to $21.5 million for the six months ended December 31, 2007, or 0.3 and 0.6 times net income for the same periods. The decrease in cash provided by operating activities was due to lower net income as well as the timing of certain large vendor payments during the six months ended December 31, 2008 compared to the six months ended December 31, 2007.

We used $133.8 million in net cash for investing activities in the six months ended December 31, 2008, compared to $192.6 million in the six months ended December 31, 2007. The reduction in cash used for investing activities in the six months ended December 31, 2008 was primarily the result of a lesser amount of cash used in our acquisitions of Era and ICS in July 2008 compared to our acquisition of Constella in August 2007. Additionally, proceeds from our sale of Futures decreased the amount of cash used in investing activities for the six months ended December 31, 2008.

Net cash provided by financing activities was $4.0 million for the six months ended December 31, 2008, compared to $63.7 million of cash provided in the six months ended December 31, 2007. This change resulted primarily from the cash used to repurchase shares of our common stock during the six months ended

December 31, 2008. Greater borrowings under our credit facility in the six months ended December 31, 2007 to support the acquisition of Constella compared to those in the six months ended December 31, 2008 to support the acquisitions of ICS and Era also contributed to the decrease in cash provided by financing activities.

Credit Facility

On May 29, 2008, we amended our five-year unsecured revolving credit facility dated August 9, 2007 to increase the commitment from $100 million to $285 million. The credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. As of December 31, 2008, we had $175 million outstanding on the credit facility, which is included in long-term liabilities. The weighted average rate of interest on the outstanding borrowings was approximately 3.8% for the six months ended December 31, 2008. We were in compliance with all debt covenants as of December 31, 2008.

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

We also maintain a secured revolving credit facility and an overdraft facility relating to our operations in the Czech Republic, which were part of the Era acquisition. The secured revolving credit facility has a limit of approximately $7.6 million. Borrowings under this facility bear interest at a rate of LIBOR, PRIBOR, or EURIBOR, depending on the currency in which the loan is drawn, plus 1.4%. This facility expires on September 30, 2010. As of December 31, 2008, the Company had approximately $4.0 million outstanding under this facility, which is included in short-term borrowings.

The overdraft facility maintained in the Czech Republic, is denominated in Czech Koruna, bears interest at a rate of PRIBOR plus 1.55% and has a limit of approximately $8.2 million. This facility is set to expire on August 31, 2009. At December 31, 2008, outstanding borrowings under this facility totaled approximately $4.7 million and are included in short-term borrowings.

Capital Requirements

We believe the capital resources available to us under the credit facility, cash and cash equivalents on hand, and cash from our operations are adequate to fund our normal operating liquidity and capital expenditure requirements for at least the next twelve months.

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

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where we perform systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract review that there is a more suitable objective measure of completion than costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is generally recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is generally recognized based on costs incurred because these services are directed by our customers and are subject to their needs which fluctuate throughout the contract period. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under our contracts where we act as an agent for the customer are excluded from our revenue and cost of services, except to the extent of any handling fee or profit earned. Fees paid by us as to investigators and test subjects as an agent in connection with clinical research trials for which we are reimbursed are also excluded from revenue and costs of services, except to the extent of any profit earned.

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

Accounting for Acquisitions and Asset Impairment

The purchase price that we pay to acquire the stock or assets of an entity must be assigned to the net assets acquired based on the estimated fair market value of those net assets. The purchase price in excess of the estimated fair market value of the net tangible and separately identified intangible assets acquired represents goodwill. The purchase price allocation related to acquisitions involves significant estimates and management judgments that may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date.

We evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach. We performed our annual goodwill impairment analysis as of January 1, 2008. There was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

The estimated fair value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. None of these events have occurred for the periods presented. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

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

DEFINITION OF CERTAIN TERMS USED IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS

Backlog

We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award indefinite delivery, indefinite quantity (ID/IQ) contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, government-wide acquisition contracts (GWACs), or General Services Administration (GSA) schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.

We cannot guarantee that we will recognize the full amount of revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and related fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contracts are won.

Days Sales Outstanding

We calculate days sales outstanding (DSO) by dividing the average accounts receivable at the beginning and end of the period, net of average billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days. Revenue per day for a year is determined by dividing total revenue by 360 days.

Direct Labor Utilization

We define direct labor utilization as the ratio of labor dollars worked on customer engagements to total labor dollars worked. We exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. Leave actually taken by our employees is largely beyond the control of management in the near term.

Organic Revenue

We calculate organic revenue by comparing our reported revenue for the current period to revenue for the same period in the prior year adjusted to include revenue of acquired businesses for the pre-acquisition period of the prior year. In arriving at prior-year revenue, we include the revenue of acquired companies and remove the revenue of divested companies for the prior-year periods comparable to the current-year periods for which the companies are included in our reported revenue. The resulting rate is intended to represent our organic, or non-acquisitive, growth or decline year-over-year, including comparable period growth or decline attributable to acquired companies. We believe that this non-GAAP financial measure provides useful information because it allows investors to better assess the underlying growth rate of our business, including the post-acquisition activity of acquired companies. This non-GAAP financial measure is not used for any other purpose and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For illustrative purposes, we compute the decrease in our organic revenue of 2.9% and 0.8% for the three and six month periods ending December 31, 2008, respectively, as follows:

	Three Months Ended December 31,
	2008	2007	% Change
Revenue, as reported	$369,323	$382,015	(3.3)%
Plus: Revenue from acquired companies for the comparable prior year period		16,650
Less: Revenue from divested companies for the comparable prior year period		(18,244)

Organic Revenue	$369,323	$380,421	(2.9)%

	Six Months Ended December 31,
	2008	2007	% Change
Revenue, as reported	$761,678	$746,142	2.1%
Plus: Revenue from acquired companies for the comparable prior year period		46,915
Less: Revenue from divested companies for the comparable prior year period		(25,475)

Organic Revenue	$761,678	$767,582	(0.8)%

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which reorganizes the GAAP hierarchy. The standard transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. SFAS No. 162 became effective November 15, 2008. The adoption of this new standard did not have a material impact on our financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share pursuant to the two-class method as described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating FSP EITF 03-6-1 to determine the impact, if any, on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, accounts receivable, and short-term and long-term debt. The Company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

The interest rates on our revolving credit facility are affected by changes in market interest rates. Borrowings under our revolving credit facility bear interest at either (i) LIBOR plus an applicable margin ranging from 0.4% to 0.7%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of the bank’s prime rate or 0.5% above the Federal Funds Rate. A hypothetical 1% increase in the interest rate could increase our interest expense for the remainder of fiscal 2009 by approximately $0.9 million based on our outstanding debt at December 31, 2008.

We invest our excess cash in high credit quality investments and diversify these investments amongst our bank group; therefore, we believe that concentrations of credit risk with respect to cash equivalents and investments are limited. Our investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poor’s. Our policy does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service to a debt rating below single-A. We do not purchase investments with original maturities that exceed two years.

As of December 31, 2008 and June 30, 2008, the carrying value of financial instruments approximated fair value. These investments, which are classified as held-to-maturity, consist of corporate and municipal bonds with maturities of 4 months or less. As of December 31, 2008, we held $107.0 million in cash and cash equivalents and $0.1 million in short-term investments. Because of their short-term maturities, we do not believe that a change in market rates would have a material impact on the value of our investments. However, declining interest rates would negatively impact our interest income in future periods when funds are reinvested after these instruments mature. A hypothetical 1% increase or decrease in interest rates could increase or decrease our interest income and related cash flows for the remainder of fiscal 2009 by approximately $0.5 million based on our cash and cash equivalents and short-term investment balance at December 31, 2008.

We believe that concentration of credit risk with respect to accounts receivable is limited as they are primarily federal government receivables.

We are exposed to changes in foreign currency rates. Approximately 4% of our total revenue in the six months ended December 31, 2008 was derived from our international operations, primarily earned in the United Kingdom and the Czech Republic. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. We generally attempt to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. However, we do enter into contracts that subject us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be negatively impacted by security threats and other disruptions.

As a technology company and U.S. government contractor, we frequently face security threats, particularly to our information infrastructure. These threats require significant management attention and resources, and potentially can disrupt our business and damage our reputation among our customers and the public. A sophisticated virus believed not to be addressed fully by normal commercial antivirus signature files was recently identified on the Company’s computer network. Its source is still under investigation, and the Company has been working closely with law enforcement and other U.S. government authorities. While the virus may have allowed the compromise of data, we have not determined that data has been compromised. However, we have notified customers and employees regarding this potential. Our cyber security experts and information technology department are implementing mitigation and remedial actions. We recognize that, because of the nature of our business, we will continue to be subject to sophisticated virus threats and must be vigilant if we are to ensure network security.

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

The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound, the Czech Koruna and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2008, approximately 2% of our revenue was denominated in British pounds and approximately 2% of our revenue was denominated in other foreign currencies. Changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results. Additionally, while we generally attempt to negotiate contracts in the same currency in which the predominant expenses will be incurred to mitigate the exposure to foreign currency exchange fluctuations, our Era subsidiary has contract revenues that are denominated in a currency different than contract costs. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. Due to the variability of currency exposure and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

Our fixed price contracts may encounter difficulties that result in additional costs to us, reductions in revenues, claims, disputes and the payment of damages.

Some of our fixed price contracts may require challenging development and integration of technologies and subsystems and completion of acceptance testing by contractually specified delivery dates. We may experience unforeseen technological difficulties and cost overruns, and if our initial estimates are incorrect, we can lose money on these contracts. Failure to meet contractual requirements may result in additional costs to satisfy contract requirements, reductions in revenue, payment of damages or penalties, or termination of the contract.

We may face difficulties enforcing our intellectual property rights and may be found to infringe the intellectual property rights of others.

We sometimes employ patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. With the acquisitions of Era and ICS, we currently own 27 issued patents in the U.S., and own or have applied for a lesser number in certain other foreign jurisdictions. These patents or other proprietary rights may be challenged, invalidated, or circumvented, and we may not gain competitive advantages from them. We believe that our intellectual property protections have some value, but, because of the nature of our business and these legal rights, the rapidly changing technology needs of our customers and limitations in the legal process, we believe this value is not material, and that instead our future business success will rely primarily upon the expertise and management skills of our employees. SRA leverages its patented technologies in sales of services and customer licenses; the patents themselves are not licensed to any third party, and no revenue is derived directly from the patents. Most of the patent applications were filed after January 2000 and still have a duration of 10 to 15 years. We do not have the same protections in many foreign jurisdictions. In our product sales, it often is not economically practical or in many cases even possible to determine in advance whether our products or their components infringe on the rights of others. Regardless of the merit of intellectual property claims, such claims can be time-consuming and costly, and we may be required to develop a non-infringing technology or enter into license agreements. Our customers may require indemnity for patent infringement and similar intellectual property challenges. If any intellectual property claim made against us is successful, if we are required to indemnify a customer with respect to third party claims, or if we are unable to develop non-infringing technology or license proprietary rights on commercially reasonable terms, our business could be materially and adversely affected.

Our operations involving foreign countries and foreign personnel require our compliance with complex U.S. laws, including the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Act, the Export Administration Regulations, the Trading with the Enemy Act, the International Emergency Economic Powers Act, and other similar laws.

U.S. laws strictly control the manufacture, export or brokering of defense-related articles and services and dual-use goods, software, and technology. Some of the articles and services we and our subsidiaries sell are subject to these restrictions, and violations can lead to civil or criminal penalties. The breadth and complexity of these laws requires that we constantly monitor our operations to ensure compliance. Prior to its acquisition by us, Era voluntarily disclosed to the U.S. Department of State potential brokering activities related to product sales of its Czech subsidiary. Following our acquisition, we engaged an outside law firm to conduct a compliance audit of Era operations and two additional potential violations of the International Traffic in Arms Regulations (ITAR) were identified, one involving a possible brokering violation between U.S. personnel and a foreign country and the second involving use of a U.S.-origin electronic component in a Czech military product exported in potential violation of ITAR export licensing requirements. We disclosed the audit results to the U.S. State Department and recently received notification from the State Department determining that Era had violated ITAR but they are closing the case at this time without imposition of civil penalty. To ensure compliance with restrictions on brokering, we currently operate Era under a sequestration agreement, which gives the Czech managers of Era’s Czech subsidiary sole authority to manage the defense-related activities of the subsidiary’s military division and prohibits the managerial input of U.S. personnel. This sequestration agreement has not been approved by the U.S. State Department. To ensure compliance with the agreement, a Supervisory Review Board meets periodically, a Technology Control Plan has been put in place, and relevant employees have received training. Recently SRA was registered as a broker with the U.S. Department of State Directorate of Defense Trade Controls (DDTC), permitting SRA brokering activities for defense-related articles in NATO and certain other countries. SRA license applications for defense-related brokering in additional Era markets will be filed for DDTC approval. Our plan is ultimately to withdraw the current sequestration agreement and subject all future Czech defense-related operations fully to U.S. ITAR requirements. This action may limit countries to which we will be permitted to sell our products, reducing potential revenues, and in some cases may delay sales pending governmental approvals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On May 2, 2007, our Board of Directors authorized a share repurchase program to buy back up to $40 million of our class A common stock. The Board authorized the repurchase of up to an additional $100 million of our class A common stock on July 31, 2008. We did not repurchase any shares of our common stock during the three months ended December 31, 2008. We have $84.6 million available under the July authorization as of December 31, 2008.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held on October 30, 2008. The following matters were voted upon at the annual meeting:

Matter 1:	To elect four Class I directors to serve until the 2011 annual meeting of stockholders and until their successors are duly elected and qualified.

Matter 2:	To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009.

A summary of the voting for each director nominee and matter voted upon at the annual meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
John W. Barter	180,644,468	416,877	—	—
Larry R. Ellis	180,072,527	988,818	—	—
Miles R. Gilburne	179,771,056	1,290,289	—	—
Gail R. Wilensky	180,065,878	995,467	—	—
Matter 2	181,045,702	12,146	3,497	—

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
10.14a *	Amendment to Employment Agreement between SRA International, Inc. and Stanton D. Sloane

10.16 *	Final Separation Agreement of Stephen C. Hughes

21.1	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 6th day of February, 2009.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MELISSA A. BURGUM
Melissa A. Burgum
Acting Chief Financial Officer (Principal Financial and Accounting Officer)