Form 10-Q
period 2009-03-31
SRA INTERNATIONAL INC
filed 2009-05-11
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of April 30, 2009, there were 42,392,602 shares outstanding of the registrant’s class A common stock and 13,850,736 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

ENDED MARCH 30, 2009

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	March 31, 2009	June 30, 2008
Current assets:
Cash and cash equivalents	$102,185	$229,260
Restricted cash	149	1,194
Accounts receivable, net	348,266	344,974
Inventories, net	3,850	—
Prepaid expenses and other	42,337	64,159
Deferred income taxes, current	10,228	11,544

Total current assets	507,015	651,131

Property, plant and equipment, net	38,417	37,949

Other assets:
Goodwill	491,212	395,766
Identified intangibles, net	46,153	36,813
Deferred income taxes, noncurrent	4,035	3,217
Deferred compensation trust	5,771	7,747
Notes receivable and other assets	25,232	3,892

Total other assets	572,403	447,435

Total assets	$1,117,835	$1,136,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2009	June 30, 2008
Current liabilities:
Accounts payable and accrued expenses	$115,411	$163,927
Accrued payroll and employee benefits	98,343	99,742
Billings in excess of revenue recognized	14,955	15,111
Short-term borrowings	8,502	—

Total current liabilities	237,211	278,780

Long-term liabilities:
Long-term debt	150,000	150,000
Other long-term liabilities	11,983	14,799

Total long-term liabilities	161,983	164,799

Total liabilities	399,194	443,579

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 45,612,689 and 45,119,238 shares issued as of March 31, 2009 and June 30, 2008; 42,366,676 and 42,840,128 shares outstanding as of March 31, 2009 and June 30, 2008	182	180
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 13,850,736 and 14,050,736 shares issued and outstanding as of March 31, 2009 and June 30, 2008	55	56
Additional paid-in capital	344,528	333,288
Treasury stock, at cost	(63,455)	(42,076)
Accumulated other comprehensive (loss) gain	(4,664)	10
Retained earnings	441,995	401,478

Total stockholders’ equity	718,641	692,936

Total liabilities and stockholders’ equity	$1,117,835	$1,136,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue	$376,928	$376,002	$1,138,606	$1,122,144
Operating costs and expenses:
Cost of services	274,866	276,708	830,738	837,706
Selling, general and administrative	70,732	63,508	216,500	176,498
Depreciation and amortization	7,244	6,230	21,537	18,821
Gain on sale of Constella Futures Holding, LLC	—	—	(1,939)	—
Acquired in-process research and development	—	—	900	—

Total operating costs and expenses	352,842	346,446	1,067,736	1,033,025

Operating income	24,086	29,556	70,870	89,119
Interest expense	(897)	(611)	(4,832)	(2,216)
Interest income	449	886	1,852	3,374

Income before taxes	23,638	29,831	67,890	90,277
Provision for income taxes	9,365	11,788	27,373	35,784

Net income	$14,273	$18,043	$40,517	$54,493

Earnings per share:
Basic	$0.25	$0.31	$0.72	$0.95

Diluted	$0.25	$0.30	$0.70	$0.92

Weighted-average shares:
Basic	56,202,281	57,852,369	56,310,389	57,600,872

Diluted	57,278,959	59,468,955	57,512,843	59,407,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$40,517	$54,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,537	18,821
Stock-based compensation	8,454	7,322
Deferred income taxes	729	(1,372)
Gain on sale of Constella Futures Holding, LLC	(1,939)	—
Loss on disposal of property and equipment	—	744
Acquired in-process research and development	900	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
Accounts receivable	(1,644)	(31,004)
Inventories	1,571	—
Prepaid expenses and other	(3,898)	8,437
Accounts payable and accrued expenses	(28,273)	(6,697)
Accrued payroll and employee benefits	(4,267)	(815)
Billings in excess of revenue recognized	(1,219)	(4,972)
Other	(2,187)	(3,402)

Net cash provided by operating activities	30,281	41,555

Cash flows from investing activities:
Capital expenditures	(10,851)	(6,754)
Payments to Spectrum Solutions Group, Inc. shareholders.	(7,021)	—
Acquisitions, net of cash acquired	(132,275)	(189,714)
Issuance of notes receivable	(17,526)	—
Proceeds from sale of Constella Futures Holding, LLC	31,846	—

Net cash used in investing activities	(135,827)	(196,468)

Cash flows from financing activities:
Issuance of common stock	2,853	11,916
Excess tax benefit of stock option exercises	393	4,725
Net repayments under short term credit facilities	(1,927)	—
Borrowings under credit facility	75,000	80,000
Repayments under credit facility	(75,000)	—
Payment of financing costs	—	(324)
Reissuance of treasury stock	398	679
Purchase of treasury stock	(21,840)	(17,600)

Net cash (used in) provided by financing activities	(20,123)	79,396

Effect of exchange rate changes on cash and cash equivalents	(1,406)	—
Net decrease in cash and cash equivalents	(127,075)	(75,517)
Cash and cash equivalents, beginning of period	229,260	212,034

Cash and cash equivalents, end of period	$102,185	$136,517

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$5,062	$1,885

Income taxes	$31,964	$40,970

Cash received during the period:
Interest	$2,208	$3,670

Income taxes	$379	$757

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$14,273	$18,043	$40,517	$54,493
Change in foreign currency translation adjustment, net of tax	1,156	(63)	(4,674)	25

Comprehensive income	$15,429	17,980	35,843	54,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Nine Months Ended March 31, 2009 and 2008

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. An entity may not apply it before that date. The Company will adopt this standard effective July 1, 2009.

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

Three Months and Nine Months Ended March 31, 2009 and 2008

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS No. 159 effective July 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements, as the Company has chosen not to elect the fair value option for any financial or non-financial instruments.

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

Reclassification

Certain reclassifications have been made to prior-period balances to conform to the current period presentation. Additionally, the gain recognized on the sale of Constella Futures Holding, LLC was reclassified into operating income on the condensed consolidated statement of operations for the nine months ended March 31, 2009.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2009 and 2008

2. Nature of Business:

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government, and health care and public health. Since its founding in 1978, the Company has derived the majority of its revenue from services provided to federal government clients.

Revenue from contracts with U.S. federal government agencies was 93% and 95% of total revenue for the nine months ended March 31, 2009 and 2008, respectively. No client or client group accounted for more than 10% of revenue in the periods presented herein.

3. Acquisitions and Divestitures:

Spectrum Solutions Group, Inc.

In November 2005, the Company acquired Spectrum Solutions Group, Inc. (Spectrum), a privately-held provider of enterprise solutions to the federal government, for approximately $9.8 million, including direct transaction costs of approximately $0.1 million. The equity purchase agreement provided for two additional purchase price payments contingent upon the achievement of certain milestones by Spectrum. The Company made a payment to former Spectrum shareholders of $8.0 million in January 2007 at the conclusion of the first earn-out period. This resulted in additional goodwill of $8.0 million. In September 2008, the Company paid $7.0 million to all but one of the Spectrum shareholders, who asserted entitlement to a second earn-out payment. This payment resulted in additional goodwill of $7.0 million.

The Company had been involved in a legal proceeding with the shareholder referenced above, who asserted entitlement to a second earn-out payment. The Company made a final payment of $2.4 million to this shareholder which resulted in additional goodwill. No further earn-out payments will be made related to the acquisition of Spectrum.

Era Systems Corporation

On July 30, 2008, the Company acquired Era Systems Corporation (Era), a privately-held provider of advanced surveillance technologies and flight tracking solutions for the air traffic management, airport operations, military and security markets. The results of Era’s operations have been included in these condensed consolidated financial statements since that date.

The Company acquired Era for approximately $125.2 million, which includes direct transaction costs of approximately $0.8 million. Financing for the acquisition consisted of available cash and borrowings under a credit facility obtained prior to closing. Of the total cash consideration paid, approximately $12.1 million was used to repay a portion of Era’s outstanding debt obligations on the closing date, and $25.0 million was placed into escrow as security for the payment of post-closing net working capital adjustments and to secure indemnification obligations of Era’s stockholders. Before being acquired by SRA, Era acquired a company under terms that included an earn-out arrangement. Additional payments may be made under this earn-out arrangement if certain sales targets are met. Such payments would increase goodwill when paid. Through March 2009, the Company has made earn-out payments of $0.3 million, which increased goodwill.

Based on a preliminary allocation, approximately $24.3 million of the purchase price was allocated to definite-lived intangible assets acquired and approximately $87.7 million was allocated to goodwill. The identified intangibles included in-process research and development of $0.9 million, which was expensed immediately in accordance with SFAS No. 141. The remaining $23.4 million of identified intangible assets will be amortized over estimated useful lives ranging from 2 years to 20 years.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2009 and 2008

The Company has an outstanding claim for $10.7 million associated with the net working capital calculation. Era’s stockholders’ representative filed an objection to the Company’s claim and asserted that the additional amount owed by the sellers due to the net working capital adjustment should be $3.0 million. In April 2009, these claims were taken to arbitration and the Company expects a decision within the next 60 days. The Company established a receivable from sellers for $10.7 million. To the extent any payments made or received related to the net working capital claim differ from the receivable, an adjustment will be recorded to goodwill.

The purchase price allocation involves management judgments and estimates and may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date. The allocation will be finalized upon resolution of the closing balance sheet dispute and any resulting net working capital adjustments to the purchase price.

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

Three Months and Nine Months Ended March 31, 2009 and 2008

Divestiture of Constella Futures Holding, LLC

On September 2, 2008, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures), a wholly owned subsidiary of Constella, to a group of private investors led by the former Constella chairman and chief executive officer for a total estimated purchase price of approximately $38.8 million. The transaction resulted in a pre-tax gain of approximately $1.9 million and an $8.4 million reduction of goodwill. The operating results of Futures are included in the operating results of the Company in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2009 (through the date of the sale) and for the three and nine months ended March 31, 2008 (from the date of acquisition).

The buyers of Futures paid $16.6 million cash, and provided a $10.0 million senior promissory note, and a $7.5 million senior net asset note, the principal amount of which is subject to adjustment based on a determination of final net assets. The Company estimates that final net assets will increase the principal amount of the net asset note to $12.2 million. Both senior notes bear interest at 6% per annum, payable monthly, and are secured by a $7.0 million bank letter of credit, a $3.0 million personal guaranty, and the assets of Futures as a new company. The senior net asset note is to be paid in three installments. Payments of $2.0 million each are due on both September 1, 2009 and 2010. The remainder is due to be paid on September 1, 2011. The senior promissory note is to be paid in two installments of $1.0 million and $9.0 million on September 1, 2012 and 2013, respectively. The Company and Futures, upon mutual agreement, may agree to modify or supplement existing credit terms as believed necessary, depending upon Futures continuing operating results and cash flows.

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

The parties entered into a transitional services agreement pursuant to which the Company provided services to Futures through December 31, 2008 to assist with the transition of human resources, information technology, and financial operations. Fees for these services were billed at cost and were approximately $0.2 million.

4. Goodwill and Identified Intangibles:

The components of goodwill and identified intangible assets as of March 31, 2009 and June 30, 2008 are as follows (in thousands):

	March 31, 2009	June 30, 2008
Goodwill	$491,212	$395,766
Identified intangibles	79,789	62,484

Subtotal	571,001	458,250
Less: Accumulated amortization	(33,636)	(25,671)

Total goodwill and identified intangibles	$537,365	$432,579

The Company performed its annual goodwill impairment analysis as of January 1, 2009, and concluded that no impairment of goodwill existed as of that date.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2009 and 2008

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of June 30, 2008	$395,766
Acquisitions of ICS and Era	94,471
Payments to Spectrum shareholders	9,396
Divestiture of Constella Futures Holding, LLC	(8,421)

Balance as of March 31, 2009	$491,212

Identified intangible assets consisted of the following (in thousands):

	Weighted- Average Useful Life Remaining	March 31, 2009			June 30, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 years	$57,605	$(31,247)	$26,358	$62,044	$(25,359)	$36,685
Technology and other	7 years	22,184	(2,389)	19,795	440	(312)	128

Total identified intangibles		$79,789	$(33,636)	$46,153	$62,484	$(25,671)	$36,813

Amortization expense of identified intangibles was $2.9 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively and $8.9 million and $7.3 million for the nine months ended March 31, 2009 and 2008, respectively. Identified intangibles are being amortized on a straight-line basis over a period of 2 to 20 years.

Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2009 (remainder of fiscal year)	$2,840
2010	10,422
2011	8,836
2012	6,177
2013	5,167
2014	4,425
Thereafter	8,286

Total	$46,153

5. Earnings Per Share:

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

Three Months and Nine Months Ended March 31, 2009 and 2008

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

Basic and diluted EPS have been calculated using the if-converted method for class A common stock and the two-class method for class B common stock pursuant to SFAS No. 128. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the weighted-average of dividends declared, outstanding shares per class and participation rights in undistributed earnings. The computation of EPS by applying the two-class method does not yield a different result for the Company than that provided under the if-converted method.

Undistributed earnings are calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$14,273	$18,043	$40,517	$54,493
Less: dividends	—	—	—	—

Undistributed earnings	$14,273	$18,043	$40,517	$54,493

Weighted-average common shares outstanding are calculated as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic weighted-average common shares outstanding	42,351	13,851	43,801	14,051	42,338	13,972	43,463	14,138
Assumed conversion of class B shares	13,851	—	14,051	—	13,972	—	14,138	—
Effect of potential exercise or vesting of stock-based awards	1,077	—	1,617	—	1,203	—	1,806	—

Diluted weighted-average common shares outstanding	57,279	13,851	59,469	14,051	57,513	13,972	59,407	14,138

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock during the periods presented. The numbers of such options were 3,887,377 and 1,507,305 for the three months and 3,376,512 and 1,431,729 for the nine months ended March 31, 2009 and 2008, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2009 and 2008

Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Weighted-average shares outstanding	42,351	13,851	43,801	14,051	42,338	13,972	43,463	14,138
Divided by: Total weighted-average shares outstanding (class A and class B)	56,202	56,202	57,852	57,852	56,310	56,310	57,601	57,601
Multiplied by: Undistributed earnings	$14,273	$14,273	$18,043	$18,043	$40,517	$40,517	$54,493	$54,493

Subtotal	$10,755	$3,518	$13,661	$4,382	$30,464	$10,053	$41,118	$13,375
Divided by: Weighted-average shares outstanding	42,351	13,851	43,801	14,051	42,338	13,972	43,463	14,138

Earnings per share	$0.25	$0.25	$0.31	$0.31	$0.72	$0.72	$0.95	$0.95

Diluted
Weighted-average shares outstanding	57,279	13,851	59,469	14,051	57,513	13,972	59,407	14,138
Divided by: Total weighted-average shares outstanding (class A and class B)	57,279	57,279	59,469	59,469	57,513	57,513	59,407	59,407
Multiplied by: Undistributed earnings	$14,273	$14,273	$18,043	$18,043	$40,517	$40,517	$54,493	$54,493

Subtotal	$14,273	$3,451	$18,043	$4,263	$40,517	$9,843	$54,493	$12,969
Divided by: Weighted-average shares outstanding	57,279	13,851	59,469	14,051	57,513	13,972	59,407	14,138

Earnings per share	$0.25	$0.25	$0.30	$0.30	$0.70	$0.70	$0.92	$0.92

6. Accounting for Stock-Based Compensation:

Under the terms of the SRA International, Inc. 2002 Stock Incentive Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock and other stock based awards. The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. The Company has 10-year and 15-year options and uses the Black-Scholes-Merton option pricing model to determine the fair value. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2009 and 2008

The Company recorded $3.1 million and $2.4 million of stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively and $8.5 million and $7.3 million of stock-based compensation for the nine months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $21.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in four years, with half of the total amortization cost being recognized within the next 16 months.

Stock Option Activity

During the nine months ended March 31, 2009 and 2008, respectively, the Company granted stock options to purchase 761,780 and 406,052 shares of class A common stock at a weighted-average exercise price of $15.10 and $25.68 per share based on the market value of class A common stock on the date of grant. The Black-Scholes-Merton weighted-average value of options granted for the nine months ended March 31, 2009 and 2008, was $5.30 and $9.42, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the nine months ended March 31, 2009 and 2008, was $3.2 million and $3.3 million respectively. The options vest at the rate of 25% per year, beginning on the date of grant and expire ten years from the grant date.

The following table summarizes stock option activity for the nine months ended March 31, 2009:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2008	5,428,895	$21.24	$23,721
Options granted	761,780	15.10	—
Options exercised	(157,714)	10.40	1,573
Options cancelled and expired	(251,324)	28.52	16

Shares under option, March 31, 2009	5,781,637	$20.41	$7,836

Options exercisable at March 31, 2009	4,084,685	$19.78	$7,550

Shares reserved for equity awards at March 31, 2009	8,588,852

During the nine months ended March 31, 2009 and 2008, the Company also granted 481,826 and 185,848 nonvested restricted shares at a weighted-average grant date market value of $22.88 and $25.62 per share, respectively. These shares vest at the rate of 25% per year.

The following table summarizes restricted stock activity for the nine months ended March 31, 2009:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2008	380,917	$25.91
Restricted shares granted	481,826	22.88
Restricted shares vested	(71,511)	20.54
Restricted shares forfeited	(105,465)	24.68

Nonvested restricted shares at March 31, 2009	685,767	$23.94

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2009 and 2008

As of March 31, 2009, there were 8,588,852 shares of class A common stock reserved for issuance of options or restricted shares under the 2002 Stock Incentive Plan.

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 95% of the average of the high and low price of the class A common stock on the last day of each offering period. Employees purchased 22,395 and 9,430 shares during the three months ended March 31, 2009 and 2008, respectively, and 55,784 and 30,253 shares during the nine months ended March 31, 2009 and 2008, respectively, under the ESPP.

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

The following table summarizes the class A common stock repurchase activity under the stock purchase authorization beginning July 1, 2007:

Authorization Date	Amount Authorized (in millions)	Total Shares Repurchased	Total Cost of Shares Repurchased (in millions)	Average Price Per Share	Date Completed	Shares Repurchased Nine Months Ended March 31
						2009	2008
May 2, 2007	$40.0	1,769,723	$40.0	$22.60	July 2008	268,779	—
July 31, 2008	$100.0	700,015	$15.4	$22.04		700,015	—

As of March 31, 2009, approximately $84.6 million remained of the $100.0 million authorized repurchase amount.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2009 and 2008

7. Accounts Receivable:

Accounts receivable, net as of March 31, 2009 and June 30, 2009 consisted of the following (in thousands):

	March 31, 2009	June 30, 2008
Billed and billable, net of allowance of $3,788 as of March 31, 2009 and $2,835 as of June 30, 2008	$305,863	$319,418

Unbilled:
Retainages	4,202	4,616
Revenue recorded in excess of milestone billings on fixed-price contracts	35,022	15,186
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	5,603	7,614
Allowance for unbillable amounts	(2,424)	(1,860)

Total unbilled	42,403	25,556

Total accounts receivable	$348,266	$344,974

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. These billable receivables are typically billed within 30 days and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts and programs are classified as current, although $0.9 million of retainages are not expected to be billed and collected within one year.

8. Inventories:

Inventories, net as of March 31, 2009 and June 30, 2008 consisted of the following (in thousands):

	March 31, 2009	June 30, 2008
Raw materials	$2,931	—
Work in process	1,060	—

Total inventory	$3,991	—
Reserve for obsolescence	(141)	—

Total inventory, net	$3,850	—

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

Three Months and Nine Months Ended March 31, 2009 and 2008

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

Litigation

From time to time, the Company is involved in various legal claims and proceedings concerning matters arising in the ordinary course of business. Based upon current information, the Company does not believe that the ultimate outcome of these proceedings is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2009 and 2008

At March 31, 2009, the Company had $150 million outstanding on the credit facility, which is included in long-term liabilities. The weighted-average rate of interest on the outstanding borrowings was approximately 3.1% for the nine months ended March 31, 2009. The Company was in compliance with all debt covenants as of March 31, 2009.

The Company also maintains a secured revolving credit facility and an overdraft facility related to its operations in the Czech Republic, which were part of the Era acquisition. The secured revolving credit facility has a limit of approximately $6.2 million. Borrowings under this facility bear interest at LIBOR, Prague Interbank Offered Rate (PRIBOR), or Euro Interbank Offered Rate, depending on the currency in which the loan is drawn, plus 1.4%. As of March 31, 2009, the Company had approximately $1.8 million outstanding under this facility, which is included in short-term borrowings. This facility is set to expire on September 30, 2010.

The overdraft facility maintained in the Czech Republic is denominated in Czech Koruna, bears interest at a rate of PRIBOR plus 1.55% and has a limit of approximately $6.7 million. This facility is set to expire on August 31, 2009. At March 31, 2009, outstanding borrowings under this facility totaled approximately $6.5 million and are included in short-term borrowings.

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

As of June 30, 2008, the Company had recorded liabilities of $14.5 million related to gross uncertain tax positions assumed in connection with the Constella acquisition and had established an offsetting receivable from sellers under the terms of the equity purchase agreement. As discussed in Note 3, all but $0.2 million of these liabilities related to Constella Futures Holding, LLC, which was sold on September 2, 2008. Therefore, the liabilities have been reduced to $0.2 million as of March 31, 2009, which, if realized, the Company expects to recover from the remaining escrow.

As of March 31, 2009, the Company’s estimated liability for uncertain tax positions was $0.8 million, which includes taxes, interest and penalties of $0.6 million, $0.1 million and $0.1 million, respectively.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months and Nine Months Ended March 31, 2009 and 2008

12. Foreign Currency Exchange:

The functional currencies for the Company’s international operations are their respective local currencies. Transactions executed in non-functional currencies and the re-measurement of non-functional currency monetary assets and liabilities generated foreign currency gains of $1.4 million and $2.5 million for the three and nine months ended March 31, 2009, respectively. These gains are included in selling, general and administrative expenses on the condensed consolidated statement of operations. Foreign currency effects were not material in the comparable prior year periods.

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

Revenue Growth

For the three months ended March 31, 2009, revenue was $376.9 million, up $0.9 million from the $376.0 million earned in the corresponding prior year period. While total revenue growth was 0.2%, organic revenue growth was slightly higher at 0.7% for the three months ended March 31, 2009 compared to the same period of the prior year.

For the nine months ended March 31, 2009, revenue increased by 1.5% from the nine months ended March 31, 2008. This increase was driven by a greater volume of revenue on various new and existing contracts compared to the same period of the prior year.

For the immediate future, we intend to direct our primary focus to our core business, delivering differentiated information technology and professional solutions to government agencies. While we will focus primarily on organic growth in the near term, part of our growth strategy includes selectively pursuing strategic acquisitions to complement and accelerate internal growth by adding new capabilities, customers or intellectual property. From July 1, 2007 through March 31, 2009, we completed the following acquisitions:

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

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	March 31, 2009	June 30, 2008
	(in millions)
Backlog:
Funded	$807.5	$676.5
Unfunded	3,400.5	3,182.7

Total backlog	$4,208.0	$3,859.2

Our total backlog of $4.2 billion as of March 31, 2009 represented a 9.0% increase over the June 30, 2008 backlog. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2015. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We currently expect to recognize revenue during the fourth quarter of fiscal 2009 from approximately 7.9% or $330.7 million of our total backlog as of March 31, 2009. Of this amount, $291.3 million is included in funded backlog and $39.4 million is included in unfunded backlog under multi-year contracts. The amount of revenue that we expect to recognize from backlog is calculated by summing forecasted revenue for the remainder of the fiscal year for each project included in backlog. The primary risks that could affect our ability to recognize such revenue are program schedule changes and contract modifications. Additional risks include the unilateral right of the government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default, and, in the case of unfunded backlog, the potential that full funding may not be available.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Cost-plus-fee	34%	39%	35%	41%
Time-and-materials	44	42	43	42
Fixed-price	22	19	22	17

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 6.2% and 7.9% for the nine months ended March 31, 2009 and 2008, respectively. The decrease in operating margin for the nine months ended March 31, 2009 is primarily due to increased selling, general and administrative costs as a percentage of revenue. As discussed in the section captioned “RESULTS OF OPERATIONS,” this decrease in operating margin was attributable to our Era and Global Clinical Development (GCD) businesses as well as increased investments in marketing and sales and higher recruiting costs. The write-off of in-process research and development related to the Era acquisition also contributed to the lower operating margin.

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them on direct-billable jobs is critical to our success. As of March 31, 2009, we had 6,896 employees. Direct labor utilization was 77.3% and 76.7% for the three months and nine months ended March 31, 2009, respectively. These percentages exclude our Era business as direct labor utilization is not a relevant metric for that business.

Proprietary Software Sales

In connection with our service offerings, we also develop and sell proprietary software products to customers. We believe intellectual property represents a differentiating factor in new business opportunities and we have recently increased our focus and investment in this area. Sales of our proprietary software can increase our operating margin and may vary substantially quarter to quarter. Proprietary software sales were $1.6 million and $1.5 million for the three months ended March, 2009 and 2008, respectively and $5.1 million and $4.6 million for the nine months ended March 31, 2009 and 2008, respectively.

Days Sales Outstanding

Days sales outstanding (DSO) is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended March 31, 2009, DSO decreased to 80 days from 82 days for the three months ended December 31, 2008. This decrease was due primarily to greater collections during the quarter given internal process improvements.

RESULTS OF OPERATIONS

The following tables set forth some items from our condensed consolidated statements of operations, the period-over-period rate of change in each of the line items and the items expressed as a percentage of revenue, for the periods indicated.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Revenue	$376,928	$376,002	0.2%	$1,138,606	$1,122.144	1.5%
Operating costs and expenses:
Cost of services	274,866	276,708	(0.7)	830,738	837,706	(0.8)
Selling, general and administrative	70,732	63,508	11.4	216,500	176,498	22.7
Depreciation and amortization	7,244	6,230	16.3	21,537	18,821	14.4
Gain on sale of Constella Futures Holding, LLC.	—	—	—	(1,939)	—	N/A
Acquired in-process research and development	—	—	—	900	—	N/A

Total operating costs and expenses	352,842	346,446	1.8	1,067,736	1,033,025	3.4

Operating income	24,086	29,556	(18.5)	70,870	89,119	(20.5)
Interest expense	(897)	(611)	46.8	(4,832)	(2,216)	*
Interest income	449	886	(49.3)	1,852	3,374	(45.1)

Income before taxes	23,638	29,831	(20.8)	67,890	90,277	(24.8)
Provision for income taxes	9,365	11,788	(20.6)	27,373	35,784	(23.5)

Net income	$14,273	$18,043	(20.9)%	$40,517	$54,493	(25.6)%

	(as a percentage of revenue)			(as a percentage of revenue)
Revenue	100.0%	100.0%		100.0%	100.0%
Operating costs and expenses:
Cost of services	72.9	73.6		73.0	74.7
Selling, general and administrative	18.8	16.9		19.0	15.7
Depreciation and amortization	1.9	1.7		1.9	1.7
Gain on sale of Constella Futures Holding, LLC.	—	—		(0.2)	—
Acquired in-process research and development	—	—		0.1	—

Total operating costs and expenses	93.6	92.1		93.8	92.1

Operating income	6.4	7.9		6.2	7.9
Interest expense	(0.2)	(0.2)		(0.4)	(0.2)
Interest income	0.1	0.2		0.2	0.3

Income before taxes	6.3	7.9		6.0	8.0
Provision for income taxes	2.5	3.1		2.4	3.1

Net income	3.8%	4.8%		3.6%	4.9%

*	Period-over-period rate of change greater than 100%.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED

MARCH 31, 2008

Revenue

For the three months ended March 31, 2009, revenue was $376.9 million, up $0.9 million from the $376.0 million earned in the corresponding prior year period. Total revenue growth was 0.2% and organic revenue growth was slightly higher at 0.7% for the three months ended March 31, 2009 compared to the same period of the prior year.

Cost of Services

For the three months ended March 31, 2009, cost of services was $274.9 million, which was a slight decrease of 0.7% from $276.7 million for the three months ended March 31, 2008. As a percentage of revenue, cost of services decreased to 72.9% for the three months ended March 31, 2009, from 73.6% for the three months ended March 31, 2008. This decrease was due primarily to an increase in our labor services mix relative to purchased third-party materials.

Selling, General and Administrative Expenses

For the three months ended March 31, 2009, selling, general and administrative expenses increased 11.4% to $70.7 million, from $63.5 million for the three months ended March 31, 2008. As a percentage of revenue, selling, general and administrative expenses increased to 18.8% for the three months ended March 31, 2009, from 16.9% for the three months ended March 31, 2008. This increase as a percentage of revenue was attributable to several factors. Our Era business generally has higher marketing and sales and research and development costs. These costs of Era’s operations accounted for approximately 90 basis points of the increase as a percent of revenue. These increased costs were partially offset by a foreign currency exchange gain in Era’s operations which reduced expenses by 50 basis points as a percent of revenue. Higher indirect labor costs due to delays in contract awards accounted for approximately 50 basis points of the increase. Additionally, greater investments in marketing and sales accounted for 30 basis points of the increase.

Depreciation and Amortization

For the three months ended March 31, 2008, depreciation and amortization increased 16.3% to $7.2 million, from $6.2 million for the three months ended March 31, 2008. As a percentage of revenue, depreciation and amortization increased to 1.9% from 1.7% for the same periods. The increase was due to the amortization of identified intangible assets related to our acquisition of Era.

Interest Expense

For the three months ended March 31, 2009, interest expense increased to $0.9 million, from $0.6 million for the three months ended March 31, 2008. This increase was due to the additional outstanding borrowings under our credit facility to support the acquisition of Era.

Interest Income

For the three months ended March 31, 2009, interest income decreased to $0.4 million, from $0.9 million for the three months ended March 31, 2008. This decrease was due to a general decline in interest rates during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Income Taxes

For the three months ended March 31, 2009, our effective income tax rate increased slightly to 39.6%, from 39.5% for the three months ended March 31, 2008.

NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO NINE MONTHS ENDED

MARCH 31, 2008

Revenue

For the nine months ended March 31, 2009, revenue increased by 1.5% from the nine months ended March 31, 2008. This increase was driven by a greater volume of revenue on various new and existing contracts compared to the same period of the prior year.

Cost of Services

For the nine months ended March 31, 2009, cost of services decreased 0.8% to $830.7 million, from $837.7 million for the nine months ended March 31, 2008. As a percentage of revenue, cost of services decreased to 73.0% from 74.7% for the same periods. This decrease was due primarily to an increase in our labor services mix relative to purchased third-party materials.

Selling, General and Administrative Expenses

For the nine months ended March 31, 2009, selling, general and administrative expenses increased 22.7% to $216.5 million, from $176.5 million for the nine months ended March 31, 2008. As a percentage of revenue, selling, general and administrative expenses increased to 19.0% for the nine months ended March 31, 2008, from 15.7% for the nine months ended March 31, 2008. This increase as a percentage of revenue was attributable to several factors. We continue to make investments in marketing and sales and recruiting, which accounted for approximately 80 basis points of the increase. Revenue in our GCD business declined due to challenging economic conditions, causing the ratio of selling, general and administrative expenses to revenue to increase approximately 40 basis points. Additionally, the higher marketing and sales and research and development costs of Era’s business accounted for approximately 40 basis points of the increase. Higher indirect labor costs due to delays in contract awards and increased compliance costs associated with our international operations accounted for approximately 30 basis points and 20 basis points of the increase, respectively.

Depreciation and Amortization

For the nine months ended March 31, 2009, depreciation and amortization increased 14.4% to $21.5 million, from $18.8 million for the nine months ended March 31, 2008. As a percentage of revenue, depreciation and amortization increased to 1.9% from 1.7% for the same periods. The increase was due to the amortization of identified intangible assets related to our acquisition of Era.

Interest Expense

For the nine months ended March 31, 2009, interest expense increased to $4.8 million, from $2.2 million for the nine months ended March 31, 2008. This increase was due to the additional outstanding borrowings under our credit facility to support the acquisition of Era.

Interest Income

For the nine months ended March 31, 2009, interest income decreased to $1.9 million, from $3.4 million for the nine months ended March 31, 2008. This decrease was due to a general decline in interest rates during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.

Income Taxes

For the nine months ended March 31, 2009, our effective income tax rate increased to 40.3% from 39.6% for the nine months ended March 31, 2008. This increase is due primarily to the write-off of in-process research and development costs related to the Era acquisition, which is not deductible for tax purposes.

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

Net cash provided by operating activities was $30.3 million for the nine months ended March 31, 2009 compared to $41.6 million for the nine months ended March 31, 2008 or 0.7 and 0.8 times net income for the same periods. The decrease in cash provided by operating activities was due primarily to lower net income in nine months ended March 31, 2009 compared to the same period of the prior year.

We used $135.8 million in net cash for investing activities in the nine months ended March 31, 2009, compared to $196.5 million in the nine months ended March 31, 2008. The reduction in cash used for investing activities in the nine months ended March 31, 2009 was primarily the result of a lesser amount of cash used in our acquisitions of Era and ICS in July 2008 compared to our acquisition of Constella in August 2007. Additionally, proceeds from our sale of Futures decreased the amount of cash used in investing activities for the nine months ended March 31, 2009.

Net cash used in financing activities was $20.1 million for the nine months ended March 31, 2009, compared to $79.4 million of cash provided in the nine months ended March 31, 2008. This change was due to greater borrowings under our credit facility in the nine months ended March 31, 2008 to support the acquisition of Constella compared to those in the nine months ended March 31, 2009 to support the acquisitions of ICS and Era.

Credit Facility

On May 29, 2008, we amended our five-year unsecured revolving credit facility dated August 9, 2007 to increase the commitment from $100 million to $285 million. The credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. As of March 31, 2009, we had $150 million outstanding on the credit facility, which is included in long-term liabilities. The weighted average rate of interest on the outstanding borrowings was approximately 3.1% for the nine months ended March 31, 2009. We were in compliance with all debt covenants as of March 31, 2009.

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

We also maintain a secured revolving credit facility and an overdraft facility relating to our operations in the Czech Republic, which were part of the Era acquisition. The secured revolving credit facility has a limit of approximately $6.2 million. Borrowings under this facility bear interest at a rate of LIBOR, PRIBOR, or EURIBOR, depending on the currency in which the loan is drawn, plus 1.4%. This facility expires on September 30, 2010. As of March 31, 2009, the Company had approximately $1.8 million outstanding under this facility, which is included in short-term borrowings.

The overdraft facility maintained in the Czech Republic, is denominated in Czech Koruna, bears interest at a rate of PRIBOR plus 1.55% and has a limit of approximately $6.7 million. This facility is set to expire on August 31, 2009. At March 31, 2009, outstanding borrowings under this facility totaled approximately $6.5 million and are included in short-term borrowings.

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

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, contract cost accounting, accounting for acquisitions, accounting for asset impairment and accounting for stock-based compensation. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected.

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

Absent evidence to the contrary, we recognize revenue as follows. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where we perform systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract review that there is a more suitable objective measure of completion than costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is generally recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is generally recognized based on costs incurred because these services are directed by our customers and are subject to their needs which fluctuate throughout the contract period. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under our contracts where we act as an agent for the customer are excluded from our revenue and cost of services, except to the extent of any handling fee or profit earned. Fees paid by us to investigators and test subjects as an agent in connection with clinical research trials for which we are reimbursed are also excluded from revenue and costs of services, except to the extent of any profit earned.

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

Accounting for Acquisitions

The purchase price that we pay to acquire the stock or assets of an entity must be assigned to the net assets acquired based on the estimated fair market value of those net assets. The purchase price in excess of the estimated fair market value of the net tangible and separately identified intangible assets acquired represents goodwill. We have a process pursuant to which we typically retain a third party valuation expert to assist us in determining the fair values and useful lives of identified intangible assets. The purchase price allocation related to acquisitions involves significant estimates and management judgments that may be adjusted during the purchase price allocation period, but generally not beyond one year from the acquisition date.

Accounting for Asset Impairment

We evaluate goodwill for impairment on an annual basis, or during any interim period if we have an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting units to which goodwill is assigned to the estimated fair value of the reporting units using a discounted cash flow approach. Each year we perform our goodwill impairment analysis as of January 1.

For our impairment analysis as of January 1, 2009, we retained a third party valuation firm to supplement management’s judgment with respect to the goodwill impairment analysis. The valuation approach was based upon a discounted cash flow analysis, corroborated by comparable company market multiples. The primary factors used in the discounted cash flow analysis requiring judgment are forecasts of future operating results, weighted average cost of capital (WACC), and terminal value assumptions. The WACC is the factor used to discount future cash flows. The WACC represents the expected cost of new capital, taking into consideration the weighted cost of debt and equity. The terminal value assumptions are applied to the final year of discounted cash flows. There was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it could materially affect our results of operations. Due to the many variables inherent in the estimation of a business’s fair value, differences in assumptions may have a material effect on the results of our impairment analysis.

The estimated fair value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We evaluate these assets for impairment when events occur or circumstances change that suggest a possible impairment. Such events could include, but are not limited to, a significant adverse change in legal factors or the business climate, an expectation of future operating losses associated with the use of such assets, or other similar events. None of these events have occurred for the periods presented. If such events do occur, we will determine if the affected asset is impaired by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for clients. Among the functions covered by these costs are asset and facilities management, business development, research and development, contracts and legal, finance and accounting, executive and senior management, human resources, and information system support. Facilities-related costs and foreign currency transaction related costs are also included in selling, general and administrative expenses.

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

Organic Revenue

We calculate organic revenue by comparing our reported revenue for the current period to revenue for the same period in the prior year adjusted to include revenue of acquired businesses for the pre-acquisition period of the prior year. In arriving at prior-year revenue, we include the revenue of acquired companies and remove the revenue of divested companies for the prior-year periods comparable to the current-year periods for which the companies are included in our reported revenue. The resulting rate is intended to represent our organic, or non-acquisitive, growth or decline year-over-year, including comparable period growth or decline attributable to acquired companies. We believe that this non-GAAP financial measure provides useful information because it allows investors to better assess the underlying growth rate of our business, including the post-acquisition activity of acquired companies. This non-GAAP financial measure is not used for any other purpose and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For illustrative purposes, we compute the increase in our organic revenue of 0.7% and 1.8% for the three and nine month periods ending March 31, 2009, respectively, as follows:

	Three Months Ended March 31,
	2009	2008	% Change
Revenue, as reported	$376,928	$376,002	0.2%
Plus: Revenue from acquired companies for the comparable prior year period		16,346
Less: Revenue from divested companies for the comparable prior year period		(17,975)

Organic Revenue	$376,928	$374,373	0.7%

	Nine Months Ended March 31,
	2009	2008	% Change
Revenue, as reported	$1,138,606	$1,122,144	1.5%
Plus: Revenue from acquired companies for the comparable prior year period		32,996
Less: Revenue from divested companies for the comparable prior year period		(36,219)

Organic Revenue	$1,138,606	$1,118,921	1.8%

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements in Part I, Item 1 for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, accounts receivable, and short-term and long-term debt. The Company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

The interest rates on our revolving credit facility are affected by changes in market interest rates. Borrowings under our revolving credit facility bear interest at either (i) LIBOR plus an applicable margin ranging from 0.65% to 0.95%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of the bank’s prime rate or 0.5% above the Federal Funds Rate. A hypothetical 1% increase in the interest rate could increase our interest expense for the remainder of fiscal 2009 by approximately $0.4 million based on our outstanding debt at March 31, 2009.

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

As of March 31, 2009 and June 30, 2008, the carrying value of financial instruments approximated fair value. These investments, which are classified as held-to-maturity, consist of corporate and municipal bonds with maturities of 4 months or less. As of March 31, 2009, we held $102.2 million in cash and cash equivalents and $0.1 million in short-term investments. Because of their short-term maturities, we do not believe that a change in market rates would have a material impact on the value of our investments. However, declining interest rates would negatively impact our interest income in future periods when funds are reinvested after these instruments mature. A hypothetical 1% increase or decrease in interest rates could increase or decrease our interest income and related cash flows for the remainder of fiscal 2009 by approximately $0.3 million based on our cash and cash equivalents and short-term investment balance at March 31, 2009.

We believe that concentration of credit risk with respect to accounts receivable is limited as they are primarily federal government receivables.

We are exposed to changes in foreign currency rates. Approximately 4% of our total revenue in the nine months ended March 31, 2009 was derived from our international operations, primarily earned in the United Kingdom and the Czech Republic. Through March 31, 2009, we had not utilized any derivative instruments to manage risk associated with currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. We generally attempt to negotiate contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. However, we do enter into contracts that subject us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs.

We are also exposed to the effect of fluctuations in foreign currency exchange rates on certain short term monetary assets and liabilities denominated in a currency other than our (or one of our subsidiaries’) functional currency. In April 2009, we began utilizing forward contracts to manage this risk. We do not use derivatives for trading or speculative purposes. We believe any gains or losses on the re-measurement of non-functional currency monetary assets and liabilities due to a hypothetical fluctuation in foreign currency exchange rates would be offset by corresponding gains or losses in the fair value of the forward contracts. We believe these contracts and the offsetting underlying transactions and balances, when taken together, do not create material market risk.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As a government contractor, we are often subjected to investigations, audits and reviews relating to compliance with various complex laws and regulations applicable to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such investigations, audits and reviews may lead to criminal, civil or administrative proceedings and to potential penalties, fines, repayments or compensatory damages. Adverse findings may also materially impair our ability to compete for future government contracts and our reputation with our customers. Given the uncertainties, we are not able to give any assurances, but based upon our evaluation of current matters that are subject to governmental investigations of which we are aware, our current understanding of the facts of such matters and the status and intentions of such investigations, we do not believe that the ultimate outcome of such matters likely will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

From time to time, we are involved in various legal claims and proceedings concerning matters arising in the ordinary course of business. Based upon current information, we do not believe that the ultimate outcome of these proceedings is likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

As a technology company and U.S. government contractor, we face an increasingly sophisticated array of highly capable and persistent global security threats to our information infrastructure. These threats require significant management attention and resources, and potentially can disrupt our business, expose sensitive personally identifiable and other information of customers, their employees or our own employees, result in legal actions, contract terminations and payment of damages to impacted parties, require increased investments in network security and monitoring, and damage our reputation among our customers and the public. The laws and contractual requirements addressing network security and data privacy are varied and complex and constantly evolving; we face significant challenges ensuring our continued compliance, and failure to comply may constitute a breach of our contractual obligations and/or cause an interruption of contract performance for an indefinite period. A sophisticated virus believed not to be addressed fully by our system’s commercial antivirus software was identified on the Company’s computer network. The company has been working closely with law enforcement and other officials who are investigating the source of the attacks. Our cyber security experts and information technology department have identified several virus variants and are implementing mitigation and remedial actions. While we have not determined that specific information was exfiltrated, our forensic analysts suggest that the virus was designed for this purpose and, based on indirect evidence found, there is the possibility that data was compromised. We have notified customers and employees regarding that possibility. A U.S. government customer is investigating the potential for data breach of specific information, and, while the outcome of that inquiry is uncertain, we may incur costs to mitigate the impact to our customer or address potential claims and to take further steps to increase the level of protection of relevant data. Consistent with our policies and law, we will be proactive in notifying customers affected by any specific data compromise if and when discovered. We believe that we will continue to be subject to sophisticated virus threats and we expect to make significant future investments in network security and monitoring to address these threats.

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

The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound, the Czech Koruna and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2009, approximately 2% of our revenue was denominated in British pounds and approximately 2% of our revenue was denominated in other foreign currencies. Changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results. Additionally, while we generally attempt to negotiate contracts in the same currency in which the predominant expenses will be incurred to mitigate the exposure to foreign currency exchange fluctuations, our Era subsidiary has contract revenues that are denominated in a currency different than contract costs. In April 2009, we began utilizing forward contracts to hedge the risk associated with currency exchange rate fluctuations on certain short term monetary assets and liabilities. These hedges will help to mitigate some of the effect of exchange rate fluctuations on future operating results.

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

We sometimes employ patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. With the acquisitions of Era and ICS, we currently own 28 issued patents in the U.S., and own or have applied for a lesser number in certain other foreign jurisdictions.

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

U.S. laws strictly control the manufacture, export or brokering of defense-related articles and services and dual-use goods, software, and technology. Some of the articles and services we and our subsidiaries sell are subject to these restrictions, and violations can lead to civil or criminal penalties. The breadth and complexity of these laws requires that we constantly monitor our operations to ensure compliance. Prior to its acquisition by us, Era voluntarily disclosed to the U.S. Department of State potential brokering activities related to product sales of its Czech subsidiary. Following our acquisition, we engaged an outside law firm to conduct a compliance audit of Era operations and two additional potential violations of the International Traffic in Arms Regulations (ITAR) were identified, one involving a possible brokering violation between U.S. personnel and a foreign country and the second involving use of a U.S.-origin electronic component in a Czech military product exported in potential violation of ITAR export licensing requirements. We disclosed the audit results to the U.S. State Department and received notification from the State Department determining that Era had violated ITAR but they are closing the case at this time without imposition of civil penalty. We subsequently discovered evidence of discussions that may have constituted a possible brokering violation between a U.S. person and a foreign country. We voluntarily disclosed and discussed this latest evidence with the U.S. State Department. To ensure compliance with restrictions on brokering, we currently operate Era under a sequestration agreement, which gives the Czech managers of Era’s Czech subsidiary sole authority to manage the defense-related activities of the subsidiary’s military division and prohibits the managerial input of U.S. personnel. This sequestration agreement has not been approved by the U.S. State Department. To ensure compliance management meets periodically, a Technology Control Plan has been put in place, and relevant employees have received training. Recently SRA was registered as a broker with the U.S. Department of State Directorate of Defense Trade Controls (DDTC), permitting SRA brokering activities for defense-related articles in NATO and certain other countries. The U.S. State Department recently approved SRA brokering license applications for several additional key markets, and SRA is preparing to file several other license applications for defense-related brokering for DDTC approval. Our plan is ultimately to withdraw the current sequestration agreement and subject all future Czech defense-related operations fully to U.S. ITAR requirements. This action may limit countries to which we will be permitted to sell our products, reducing potential revenues, and in some cases may delay sales pending governmental approvals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On May 2, 2007, our Board of Directors authorized a share repurchase program to buy back up to $40 million of our class A common stock. The Board authorized the repurchase of up to an additional $100 million of our class A common stock on July 31, 2008. We did not repurchase any shares of our common stock under this plan during the three months ended March 31, 2009. We have $84.6 million available under the July authorization as of March 31, 2009.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On February 13, 2009, we announced the retirement of Executive Vice President Barry S. Landew from the Company. On May 7, 2009, we entered into a separation agreement with Mr. Landew, a copy of which is attached hereto as Exhibit 10.17. Mr. Landew’s separation date will be May 15, 2009. In addition, we entered into a consulting agreement with Mr. Landew, a copy of which is attached hereto as Exhibit 10.18. The terms of such separation agreement and consulting agreement are incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description
10.17*	Final Separation Agreement of Barry S. Landew

10.18*	Consulting Agreement dated as of May 7, 2009 between SRA International, Inc. and Barry S. Landew

21.1	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 8th day of May, 2009.

SRA INTERNATIONAL, INC.

By:	/S/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ MELISSA A. BURGUM
Melissa A. Burgum Acting Chief Financial Officer (Principal Financial and Accounting Officer)