Form 10-K
period 2009-06-30
SRA INTERNATIONAL INC
filed 2009-08-25
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2008, based upon the closing price of SRA International, Inc. class A common stock on the New York Stock Exchange on December 31, 2008, was $749 million.

As of August 14, 2009, there were 43,452,208 shares outstanding of the registrant’s class A common stock and 13,100,736 shares outstanding of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement to be used in connection with the SRA International, Inc. annual meeting of stockholders, to be held on October 28, 2009, and to be mailed to stockholders of record as of August 31, 2009, are incorporated by reference into Part III of this Form 10-K.

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

OVERVIEW

SRA International, Inc. (SRA) is a leading provider of technology and strategic consulting services and solutions to clients in national security, civil government, and global health. Headquartered in Fairfax, Virginia, SRA is dedicated to solving problems for our clients by providing services, systems, and products that enable mission performance, improve efficiency of operations, and/or reduce operating costs.

As of June 30, 2009, we had over 6,900 employees with a broad variety of technical skills and customer domain expertise. For our fiscal year ended June 30, 2009, U.S. government clients accounted for 92% of our revenue, and the remaining 8% was attributable to international government, state and local government, and commercial clients. Our clients include numerous U.S. federal government departments in the executive branch, including the military services and combat support agencies, as well as judicial and legislative branch agencies. We were the prime contractor on engagements representing 85%, 87%, and 89% of our total revenue for the fiscal years ended June 30, 2009, 2008, 2007, respectively.

According to the Federal Information Technology Market Forecast, FY 2009-FY 2014 report published by INPUT, an independent federal government market research firm, the contracted portion of U.S. federal government spending on information technology (IT) is forecasted to grow at an annual rate of 3.5% from $76.2 billion in federal fiscal year 2009 to $90.3 billion in federal fiscal year 2014. We estimate that our addressable market, which also includes management consulting, engineering and other professional services for local, state, and federal governments, as well as commercial and international organizations, is currently over $150 billion in size, annually.

Our business strategy is to focus primarily on the U.S. federal government, with a balanced portfolio of clients in national security (defense, homeland security, intelligence and law enforcement) and civil government (health, environmental, aviation and other domestic customers). We strive to offer creative technical and analytical solutions to our customers’ most challenging problems. We differentiate ourselves through quality execution, domain expertise and customer satisfaction. Over the long term, we are focused on organic revenue growth, with particular emphasis on rapidly growing market segments—such as cyber security, logistics and energy. We will continue to augment our organic growth with selective acquisitions that bring new customers or capabilities. We intend to generate earnings and cash flow expansion through a combination of top-line growth, cost management and capital efficiency.

CAPABILITIES

Our business delivers a variety of technology and professional services focused on creating tangible value for our clients. We maintain the comprehensive IT skills required to support the entire life cycle of our clients’ systems, from strategic planning to operational support. We employ interdisciplinary teams to staff our engagements, which enables us to deliver solutions that combine our comprehensive knowledge of our clients’ business processes with the necessary technical expertise. Depending on client needs, we may integrate our own proprietary hardware and software products, implement commercially available technology products, or develop a comprehensive solution for the design, integration, maintenance, and enhancement of a custom-built system.

Services

We offer a broad range of technology and strategic consulting services spanning the IT life cycle, including: strategic consulting; systems design, development, and integration; cyber security and information assurance; outsourcing and managed services; and business solutions.

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

Cyber Security and Information Assurance. Our customer base faces an increasingly sophisticated threat from organized, group-based cyber attacks. We offer a proactive, multi-disciplined approach to cyber security and information assurance based on a combination of expertise on the offensive and defensive sides of the cyber threat. Our suite of solutions includes security architecture, secure systems integration, cyber security operations, information operations, compliance, privacy and training services. We have deployed these offerings for a variety of customers in the national security and civilian agency markets, both as stand-alone cyber security contracts and as elements of broad-based infrastructure support contracts.

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

Business Solutions. We have developed tailored solutions that focus on specific business requirements that are common to many of our clients. These business solutions generally apply to clients within each of our target markets. Our core business solutions include text and data mining; enterprise resource planning; business intelligence; command and control systems; contingency and disaster planning; enterprise architecture and portfolio management; environmental support services; identity management; information sharing and knowledge management; infrastructure modernization; service-oriented architecture; training, modeling, and simulation; clinical research outsourcing, regulatory consulting and data management; and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas.

Products

In connection with our service offerings, we also develop and sell proprietary software and hardware products in each of our markets. We believe intellectual property represents a differentiating factor in new business opportunities, and we have found that packaging proprietary products with our labor services is frequently the optimal solution for our clients’ needs. Several of our products have resulted from internal research and development efforts, while others came from our acquisitions of Orion Scentific Systems in 2004, Era Systems Corporation (Era) in 2008, and Interface & Control Systems (ICS) in 2008.

Software. Several of our software products provide data and text mining solutions. ORIONMagic® helps clients cull through gigabytes of information, store the most relevant pieces, and analytically search each piece. NetOwl® software applies advanced natural language understanding technologies to English, Arabic, Chinese, Farsi, French, Korean, and Spanish text to extract content. Our GangNet® database system is a browser-based investigative, analysis, and statistical resource used by law enforcement officials to record and track gang members and their activities.

Our software products and engineering services offer real-time, embedded and autonomous command and control software systems for space applications. Other SRA software solutions include asset and vehicle tracking, medical peer review management, mobile message extraction, link analysis and visualization. Revenue from software licensing and related activities was $7.7 million, $6.2 million, and $5.4 million for the years ended June 30, 2009, 2008, and 2007, respectively.

Hardware. Most of our hardware technology sales result from our July 2008 acquisition of Era, a leading global provider of next generation technologies for aircraft tracking and identification, with more than 130 air traffic control and military customers in Europe, North and South America, Asia, and Africa. For air traffic control organizations around the world, Era technologies are used to maintain safe aircraft operation on runways, during airport approach and departure, and during en-route transit. For military customers, Era provides leading-edge passive electronic tracking systems (PET). Era’s proprietary products include custom-built analog and digital hardware devices that are assembled in Era’s ISO9002-accredited facility in the Czech Republic.

Research & Development

We are dedicated to giving our clients the innovative solutions they need to meet their most difficult technology challenges, both now and in the future. Our research and development, or R&D, team works with professionals across the company to assess client needs and to focus our investments on meeting them.

For years we have pursued internally- and government-funded R&D in such areas as data mining, natural language understanding, knowledge management, information assurance, and wireless applications. With the acquisitions of Era and ICS in the first quarter of FY09, our patent portfolio increased from 4 issued patents to a current total of 30 issued patents in the U.S., 1 issued patent in Mexico, 17 pending patent applications in the U.S., 5 pending applications in the European Patent Office, and 1 pending application in Canada. The company leverages the patented technology in sales of services and customer licenses. The patents themselves are not licensed to any third party, and no revenue is derived directly from the patents. Most of the patent applications were filed after January 2000 and still have durations of 10 to 15 years.

MARKETS

We deliver our technology and professional services to clients in three target markets: national security, civil government and global health. Each of these markets includes a combination of U.S. federal government agencies, state and local governments, commercial, and international customers. Revenue by market for fiscal years 2007 through 2009 is summarized in the table below.

	Total Revenue
Market	Fiscal year ended June 30, 2009	Fiscal year ended June 30, 2008	Fiscal year ended June 30, 2007
	(in millions)
National security	$764.6	$806.3	$749.7
Civil government	531.8	437.4	403.7
Global health	244.2	263.2	115.5

Total	$1,540.6	$1,506.9	$1,268.9

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

In the intelligence community, our customers have shown an expanding need for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through public sources such as the Internet. Our qualifications in cyber security and information operations are also important given the escalating threats to classified government information and assets.

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

In fiscal year 2009, SRA was awarded several new contracts for the national security community. We won a five-year, $216 million contract to provide IT and communications services in support of the U.S. European Command (USEUCOM) and U.S. Africa Command (USAFRICOM). Based in Stuttgart, Germany, this program represents our first work for these important Defense Department customers. We were also awarded a task order to deliver integrated IT services for the Joint Staff Information Network. The task order, awarded under the Defense Information Systems Agency’s ENCORE II contract vehicle, is valued at $63 million over 31 months if all options are exercised. In October 2008, we won our recompete for the Pentagon Force Protection Agency, worth $56 million over five years. We were also awarded a five-year, $49 million contract to continue our work in assessing and enhancing the performance of Air Force personnel in their interaction with cyberspace technology.

Civil Government

We support federal civil agencies with comprehensive professional and technology consulting services and enterprise-wide infrastructure support.

We partner with civil agencies to improve the efficiency of their business processes and systems. Our enterprise resource planning, or ERP, software expertise enables us to compare custom-built and commercial-off-the-shelf solutions and implement the system that best suits our customers’ specific needs. Our enterprise architecture services, as well as web and wireless solutions, are of particular interest to government agencies responding to the necessity for interoperability among IT systems and the demand for transparency in government functions.

Our largest customers in civil government include the Federal Deposit Insurance Corporation, the Government Accountability Office, or GAO, the Department of Agriculture, and the Department of the Treasury. In light of the current U.S. federal priorities, our business presence at the Environmental Protection Agency has also been a source of recent growth for SRA.

In fiscal year 2009, we were awarded a five-year, $117 million recompete of our infrastructure and software support services contract for GAO. We won a five-year, $56 million contract to support the Cyber Security Management Center for the Federal Aviation Administration. This new work for SRA represents a mission-critical capability for the FAA and a strategically valuable business presence for a growing customer set. In February 2009, we were awarded a five-year, $55 million contract to continue supporting the EPA’s Conflict Prevention and Resolution Center.

Global Health

The healthcare and public health market is a strategic priority for SRA. Given its massive information archival, retrieval, communication, and privacy challenges, the health industry has significant needs for improvement in technology and systems efficiency. Demographic trends have begun to accelerate the priority of health IT improvements, and we believe the aging U.S. population is likely to cause these investments to be a government priority.

With these factors in mind, we acquired Constella Group, LLC (Constella) in August 2007. Through its work in health sciences and clinical research, Constella collaborates with experts in local and national governments, non-governmental organizations, and pharmaceutical and biotechnology companies to support a broad range of health missions. While SRA’s legacy health business had primarily served as an IT functional expert for the Department of Health and Human Services, or HHS, Constella specialized in domain understanding of the global health market.

Our health business now serves two primary markets. First, we provide IT and professional services to HHS agencies including the National Institutes of Health, or NIH, the Centers for Disease Control and Prevention, or CDC, and the Food and Drug Administration, or FDA, as well as the Department of Veterans Affairs. This U.S. federal component represents over three-quarters of our total health business. Second, our global clinical development (GCD) business provides pharmaceutical, biotechnology, and medical device firms with strategic insight and services as they take a drug, biologic or device through the development process from concept to market. Market demand in the GCD business has been challenged by economic conditions in fiscal year 2009, and we have responded by taking steps to reduce costs and improve direct labor utilization.

Our health business won several significant contracts and expanded many existing programs during fiscal year 2009. We were awarded a five-year, $25 million contract by the CDC to continue providing laboratory support services for the Select Agent program, which we have supported since 2002 through Constella. We also successfully launched and cultivated two contracts awarded late in fiscal year 2008, a $27 million software integration contract for the FDA and a $26 million IT support task order for the National Institute of Environmental Health Sciences. One of the fastest growing programs in our health business this year was the Congressionally Directed Medical Research Program for the U.S. Army Medical Research and Materiel Command, for which our support includes strategic planning, processing and coordination of the scientific peer review process for health-related research.

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

Our active recruiting effort is aligned with our operating organizations and relies heavily on employee referrals in addition to a variety of other recruiting methods. One significant source of our new recruits is employee referrals, which accounted for approximately 31% of our new hires in fiscal year 2009. We have found these referrals to be an efficient source of excellent employees. As a result of our continued focus on our employees, in 2009 we were named by FORTUNE magazine, for the tenth consecutive year, as one of the “100 Best Companies to Work for.”

As of June 30, 2009, we had 6,977 employees. Approximately 77% of our employees are professionals or managers with technology or domain expertise. Our professional staff is highly educated, with approximately 28% holding advanced degrees. Over 65% of our employees have federal government security clearances.

The labor market for technology workers with high-level security clearances remains tight. To compete effectively for the best available employees, we offer a combination of rewarding job responsibilities, competitive compensation and benefits, and opportunities for merit-based advancement. We have no employees represented by collective bargaining agreements, other than international employees who may benefit from certain collective bargaining rights based on local country law, and we consider our relations with our employees generally to be good.

GROWTH

Organic growth is integral to our long-term strategic plan, and we expect to continue to make acquisitions that augment our growth and build strategic value. Expanding our business enhances career opportunities for our employees, produces additional resources for investment, and improves our competitiveness for larger new contracts.

We intend to grow organically by positioning SRA in fast-growing areas of our addressable market, cultivating existing customer relationships, and bidding and winning contracts for new customers. We believe our diversified U.S. federal customer base enables us to address changes in government priorities or initiatives. Long-standing customer relationships and a broad suite of products and services facilitate cross-selling and expansion among existing accounts. To identify and win business for new customers, we focus on areas of particularly strong functional expertise—such as cyber security, critical infrastructure protection and ERP—or seek opportunities to leverage our product portfolio. We also make strategic hires to improve our domain understanding and customer recognition in new markets.

Our growth plans include strategic acquisitions to complement and accelerate internal expansion by adding new capabilities, customers or intellectual property. Since July 1, 2006, we have acquired four companies:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
RABA Technologies, LLC	Intelligence	October 26, 2006	$95.3
Constella Group, LLC	Health Sciences and Drug Development	August 9, 2007	191.3
Interface and Control Systems, Inc.	Product Development and Engineering Services	July 2, 2008	8.5
Era Systems Corporation	Advanced Surveillance Technologies	July 30, 2008	125.5

Cultural fit, access to new markets and technologies, revenue growth and profitability are among our priorities in acquisition qualification. We expect that these acquisitions will enable us to sell a more comprehensive set of capabilities to a larger client base and to jointly pursue potential new opportunities. In the near term, our primary target market for acquisitions is U.S. government service providers.

U.S. FEDERAL GOVERNMENT CONTRACTS

For our fiscal year ended June 30, 2009, approximately 92% of our revenue was generated from contracts with the U.S. government, which has a highly structured and regulated competitive procurement process. Our federal government clients typically exercise independent contracting authority. We consider each office or division within an agency or department, which engages us directly or through a prime contractor, to be a separate client.

No client or client group accounted for more than 10% of our revenue in fiscal year 2009, 2008 or 2007.

Prime contracts and subcontracts

In the fiscal year ended June 30, 2009, we served as a prime contractor on engagements representing 85% of our revenue. Operating as a prime contractor positions us to achieve better client relationships, to exert more control and influence over quality results, to have clearer visibility into future opportunities, and to earn enhanced profit margins.

When we act as a prime contractor, we derive revenue primarily through our own direct labor services and proprietary products, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 26%, 25%, and 29% of our revenue for fiscal year 2009, 2008, and 2007, respectively. No single subcontractor performed work that accounted for more than 2% of our revenue during any of the last three fiscal years.

Single award contracts

Under single award contracts with defined statements of work, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Single award contracts accounted for 19%, 19%, and 23% of our revenue for fiscal years ended June 30, 2009, 2008, and 2007, respectively.

Multiple award contracts

Under indefinite delivery/indefinite quantity, or ID/IQ, contracts, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific ID/IQ contracts; blanket purchase agreements, or BPAs; government-wide acquisition contracts, or GWACs; and General Services Administration, or GSA, schedule contracts. These umbrella contracts, often referred to as vehicles, outline the basic terms and conditions under which federal government agencies may order services. ID/IQ contracts are typically managed by one sponsoring agency, and may be either for the use of a specific agency or available for use by any other agency of the federal government. ID/IQ contracts available for use by any agency of the federal government are commonly referred to as GWACs.

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

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with multiple award contracts, these vehicles have been utilized frequently in the last decade. Agency-specific ID/IQs have become increasingly prevalent, particularly in the Defense Department. Access to the relevant vehicles is critical for contractors intending to do business with a specific agency. Task orders under ID/IQ contracts, including GSA schedules, accounted for 81%, 81%, and 77% of our revenue for fiscal years ended June 30, 2009, 2008, and 2007, respectively.

Contract types

As of June 30, 2009, we had over 1,000 active contract engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

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

Our historical contract mix, measured as a percentage of total revenue for the periods indicated, is summarized in the table below.

	Year Ended June 30,
	2009	2008	2007
Cost-plus-fee	35%	41%	43%
Time-and-materials	43	42	42
Fixed-price	22	17	15

MARKETING AND SALES

Our business development process relies upon our operating units addressing each of our target markets to further penetrate and build-out their existing accounts and our sales and marketing organization to win new competitive procurements. Primary responsibility for selling additional services to existing clients, including client account build-out and capture of follow-on work, rests with our businesses. Recognizing the importance of client account management, we assign entrepreneurial managers and executives to oversee our major accounts.

Primary responsibility for identifying, qualifying, bidding, and winning new competitive procurements, either for new clients or for large strategic new programs for existing clients, rests with our sales and marketing organization. We have approximately 90 experienced marketing and sales professionals who perform business development, capture management, strategic pricing, and proposal development. Members of our sales and marketing organization work closely with their counterparts in our businesses as we compete to win new contracts.

Over the past several years, we have invested significant resources in expanding and improving the marketing and sales organization. We have launched a number of new initiatives, to include hiring more strategic business developers; implementing a competitive intelligence and price-to-win capability; increasing our bid and proposal budgets for capture activities; developing a more geographically dispersed business base and regional sales capability; and focusing more of our resources on larger opportunities. We have also created a new corporate development function focused on developing strategic marketing and campaign plans for new initiatives. The result is a much larger qualified pipeline of opportunities focused on high-growth areas within the federal technology and professional services environment.

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

We encounter many of the same competitors in our target markets. These competitors include:

•

Federal systems integrators such as CACI International Inc., Computer Sciences Corporation, ManTech International Corporation, NCI Inc., Science Applications International Corporation, and Unisys Corporation;

•	Divisions of large defense contractors such as General Dynamics Corporation, L-3 Communications, Lockheed Martin Corporation, and Northrop Grumman Corporation;

•	Consulting firms such as Accenture Ltd., Booz Allen Hamilton Inc., and International Business Machines Corporation; and

•	Other smaller and specialized government information technology contractors.

Although we compete in a variety of ways depending on the type of customer and the nature of its requirements, we leverage a common set of competitive advantages in each of our target markets. These differentiators include:

•

Corporate culture and customer orientation. Given that the majority of our business is technical and professional services, the knowledge and skills of our employees are our primary differentiators. Our strong corporate culture has placed us on Fortune magazine’s list of “100 Best Companies to Work for” ten years in a row, and our voluntary attrition rate of 14% in fiscal year 2009 was below the average of our peer group. About 28% of our employees have advanced degrees, and our highly qualified professionals strive to tailor unique and efficient solutions that solve customer needs. This focus on enhancing customer value serves us well in the competitive environment.

•

Technical capabilities and product offerings. We offer a full suite of technology services that span the lifecycle of customer requirements. We use our proprietary software and hardware products to further differentiate our technical solutions. We do not always offer the lowest priced alternative for our current and potential customers; instead we seek to provide the best value solution based on a combination of factors including technical approach, customer service, reliability and price.

•

Domain expertise and customer relationships. We have a solid track record of past performance across the federal government, and we have strong relationships based on our 30 years of service and the reputations of our leadership team. In the competitive environment, we aim to combine our deep domain knowledge with our technical skills to provide solutions that efficiently and effectively meet our customers’ needs.

•

Extensive set of GWACs and ID/IQs. We have multiple GWAC and ID/IQ contract vehicles, and they provide us with a broad base of coverage across the government. These vehicles give us access to an ample set of business opportunities, which led to a sales pipeline of $30.4 billion at the end of fiscal year 2009.

BACKLOG

As of June 30, 2009, our contract backlog was $4.1 billion, of which $761.8 million was funded. As of June 30, 2008, our backlog was $3.9 billion, of which $676.5 million was funded. Included in backlog at June 30, 2008 was $156 million of contract awards that were protested and ultimately lost by SRA. Excluding protested contracts, our year-over-year backlog growth was 10%. We no longer include protested awards in backlog until the protest is resolved. We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.

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

As of June 30, 2009, our backlog does not include any contracts for which the award decision is under protest. Historically our practice had been to include full award values unless decisions were overturned on protest. Given the increasing volume of bid protests in our industry, some of which remain pending for several months or quarters, we have now taken the more conservative position to exclude any such wins until the protests have been resolved.

We currently expect to recognize revenue during fiscal 2010 from approximately 23% or $950 million of our total backlog as of June 30, 2009. Of this amount, $570 million is included in funded backlog and $380 million is included in unfunded backlog under multi-year contracts. The amount of revenue that we expect to recognize from backlog is calculated by summing forecasted revenue for fiscal year 2010 for each project included in backlog. The primary risks that could affect our ability to recognize such revenue are program schedule changes and contract modifications. Additional risks include the unilateral right of the government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default, and, in the case of unfunded backlog, the potential that full funding may not be available.

SEASONALITY

Our business operates on a fiscal year ending June 30. Quarterly revenue and, more significantly, operating margins can be affected by seasonality in our business model. In the quarter ending September 30, we generally experience lower staff utilization rates because of summer vacations and increased proposal activity in connection with the end of the federal fiscal year. We typically transition a significant number of professional staff temporarily off of billable engagements to support this increased proposal activity. Our revenue mix can also change in the September quarter as the volume of lower-margin direct material purchases on behalf of government customers can increase near the end of the federal fiscal year. This combination of factors can cause operating margins to decline from the quarter ending June 30 to the quarter ending September 30.

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

Another factor that influences our profitability is the number of working days in a given quarter. For time-and-materials contracts, labor services revenue is typically higher in quarters that have more working days (defined as total weekdays minus holidays). Labor costs for our salaried employees are spread evenly across the fiscal year. This dynamic can lead to slightly higher profitability in quarters with more working days. Cost-plus-fee and fixed-price contracts are unaffected given that revenue recognition is typically dependent upon cost incurred, as opposed to days or hours worked. In both fiscal years 2009 and 2010, the number of working days in fiscal quarters one through four are 64, 62, 62 and 64, respectively.

REGULATORY MATTERS

U.S. Government Contracts

Our business is tightly regulated in most of the markets in which we operate. For our fiscal year ended June 30, 2009, U.S. government clients accounted for 92% of our revenue. When working with U.S. government agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. The Federal Acquisition Regulation, or FAR, which mandates uniform policies and procedures for U.S. government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that provide implementing language for the FAR or that supplement the FAR.

Other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations, define allowable and unallowable costs, govern reimbursement rights under cost-based contracts, and restrict the use, dissemination and exportation of products and information classified for national security purposes.

Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, we would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit. Federal government contractors who fail to comply with applicable government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the government, or other remedies.

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

Environmental laws may also impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. We do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially adversely affect us, but we cannot assure that we will not incur material costs or liabilities in the future.

CORPORATE INFORMATION

We are incorporated in Delaware as SRA International, Inc. We generally contract with the U.S. federal government through our wholly owned subsidiary, Systems Research and Applications Corporation, but we do business as SRA International, Inc.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of July 31, 2009, are as follows:

Name	Age	Title
Stanton D. Sloane	58	President and chief executive officer
Timothy J. Atkin	46	Executive vice president and chief operating officer
Richard J. Nadeau	55	Executive vice president and chief financial officer
Ernst Volgenau	75	Chairman of Board of Directors
Mark D. Schultz	49	Senior vice president and general counsel
Joseph P. Burke	63	Senior vice president, national security sector
Max N. Hall	54	Senior vice president, health and civil sector

Stanton D. Sloane joined us in April 2007 as our president and chief executive officer. He became a member of the Board of Directors in August 2007. Previously, Dr. Sloane served as executive vice president for Integrated Systems and Solutions at Lockheed Martin Corporation from 2004 to 2007 and as president for Lockheed Martin Management/Data Systems from 2003 to 2004. Prior to Lockheed Martin, he joined General Electric Aerospace in 1984 and progressed through engineering, program management, and business development assignments in a variety of General Electric Aerospace and subsequently Lockheed Martin businesses. Dr. Sloane also served as an officer in the United States Navy.

Timothy J. Atkin was named our executive vice president and chief operating officer in December 2008. Previously, he managed our Global Health and Civil Government businesses, and he started our homeland security and critical infrastructure protection programs. Before joining SRA, Mr. Atkin was a member of the U.S. Government Senior Executive Service and Chief of Staff to the Deputy Secretary of the Department of Labor. He was also a director at the National Security Council and served with the U.S. Coast Guard. Mr. Atkin has a Bachelor of Science in Government from the U.S. Coast Guard Academy and received a Masters in Public Administration from Harvard University’s John F. Kennedy School of Government.

Richard J. Nadeau is our executive vice president and chief financial officer, having joined the company in June 2009. From September 2007 to May 2009, he served as chief financial officer for Sunrise Senior Living, Inc., and from March 2006 to May 2007, he was chief financial officer for The Mills Corporation. Previously he was the chief financial officer for Colt Defense LLC. Mr. Nadeau was a partner for KPMG LLP from 2002 to 2005 and for Arthur Andersen LLP from 1988 to 2002, where he was a member of the SRA audit team.

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

Mark D. Schultz was named our senior vice president and general counsel in June 2008. He was elected as Secretary of SRA International, Inc. in January 2009. Previously, he was General Counsel at Raytheon Missile Systems, in Tucson, Arizona from October 2003 to May 2008. Prior to that he was a partner at Sidley Austin (Seattle and Tokyo offices) from 1998 to 2003 and at Perkins Coie (Seattle and Los Angeles offices) from 1984 to 1998. Mr. Schultz graduated from Harvard Law School, magna cum laude and was a member of the Harvard Law Review.

Joseph P. Burke is the senior vice president of our National Security sector. He is responsible for the design, development, implementation and operations of mission oriented systems, solutions, services, products and offerings. Mr. Burke joined SRA in 1992 and has extensive large-scale program management, acquisition and IT systems engineering experience. Prior to joining SRA, Mr. Burke worked as a program manager at CEXEC, Inc., from 1988 to 1992 after a distinguished military career with the U.S. Air Force.

Max N. Hall has served as senior vice president of our Health & Civil Sector since 2008. Mr. Hall joined SRA in 1992 and has over 30 years of business management, program management, engineering and hands-on operational experience. He has led organizations from in support of health, civil and defense agency customers. He has served as a program manager of complex integration projects. His engineering background includes Command, Control, Communications and Intelligence (C3I) projects and designing and integrating computer networks. Mr. Hall also served as an officer in the U.S. Army from 1978 to 1992.

In December 2008, our Board of Directors named Dr. Volgenau, Dr. Sloane and Mr. Atkin to the newly established Executive Office of the Chairman, the objective of which is to set the company’s strategic direction and oversee its execution.

Item 1A.	RISK FACTORS

Risks Related To Our Industry

Reduction in Federal Government Spending or Changes in Spending Policies or Budget Priorities: Changes in the spending policies or budget priorities of the federal government could cause us to lose revenue.

Revenue from contracts with federal government agencies was 92% of our total revenue for the fiscal year ended June 30, 2009, 95% for the fiscal year ended June 30, 2008 and 99% for the fiscal year ended June 30, 2007. Accordingly, changes in federal government fiscal or spending policies could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

•

the curtailment of the federal government’s use of service contractors, including new legislation, procurement regulations, or deference to certain union preferences that cause federal agencies to adopt restrictive procurement practices regarding the use of outside information technology providers;

•	a significant decline in spending by the federal government in general, or by specific departments or agencies in particular;

•

a reduction in spending or shift of expenditures from existing programs to pay for an international conflict, to pay for the economic stimulus, the national healthcare initiative, or other federal priorities;

•	changes in policy and goals by the government providing set aside funds to small businesses, disadvantaged businesses, and other socio-economic requirements in the allocation of contracts; and

•	general economic and political conditions.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which could cause us to lose revenue. The threat of reduced levels of outsourcing through “insourcing” efforts aimed at improving the organic capabilities of the U.S. federal government, as proposed in recent Defense Department communications and budget documents, could be of particular concern for our business and our industry. We do not yet know which government customers or types of services are likely to be affected by any such reductions. We have substantial contracts in place with many federal departments and agencies, and our continued performance under these contracts, or award of additional contracts from these agencies, could be materially harmed by federal government spending reductions or budget cutbacks at these departments or agencies.

Failure by Congress to Approve Budgets Timely: The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay or reduce spending and cause us to lose revenue.

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

Failure of Our Clients to Comply with Office of Management and Budget Requirements: The Office of Management and Budget process for ensuring government agencies properly support capital planning initiatives, including information technology investments, could reduce or delay federal information technology spending and cause us to lose revenue.

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

Security Threats: U.S. government contractors could be negatively impacted by security threats and other disruptions.

As a U.S. government contractor, we and other companies in our industry face an increasingly sophisticated array of highly capable and persistent global security threats to information infrastructures. Similar to public reports involving other companies in our industry and as we have previously disclosed in our Quarterly Reports on Form 10-Q, a sophisticated virus believed not to be addressed fully by our system’s commercial antivirus software was identified earlier in the year on the Company’s computer network. Our experts have identified several virus variants and are implementing mitigation and remedial actions. Despite these efforts, we have subsequently discovered and remedied further network infections, and we expect these attacks to continue. The Company has been working closely with law enforcement and other officials who are investigating the source of the attacks.

These types of threats require significant management attention and resources, and potentially can disrupt our business, expose sensitive personally identifiable and other information of customers, their employees or our own employees, result in legal actions, contract terminations and payment of damages to impacted parties, require increased expenditures for network security and monitoring, and damage our reputation among our customers and the public. The laws and contractual requirements addressing network security and data privacy are varied and complex and constantly evolving; we face significant challenges ensuring our continued compliance, and failure to comply may constitute a breach of our contractual obligations and/or cause an interruption of contract performance for an indefinite period. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenue. See risk factor entitled Security Threats under Risks Related to our Business.

Unfavorable Contract Provisions and Laws on Federal Government Contracts: Federal government contracts and related laws and regulations give government clients a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies and related laws and regulations allow government clients, among other things, to:

•	terminate existing contracts, with short notice, for convenience, as well as for default in the event we fail to meet contractual obligations;

•	reduce or modify contracts or subcontracts, or decline to exercise an option to renew a multi-year contract;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	claim rights in products, systems, and technology produced by us;

•

prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that may give us an unfair advantage over competing contractors;

•

subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract; and

•	suspend or debar us from doing business with the federal government or with a particular government agency.

If a government client terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government client were to terminate unexpectedly, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts or suspend or debar us from doing business with government agencies, our revenue and operating results would be materially harmed.

Compliance with Laws and Regulations: Our failure to comply with complex laws and regulations could cause us to lose business and subject us to a variety of penalties.

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

•

the mandatory disclosure rule (FAR 52.203.13) which requires contractors to timely disclose, in writing, to the Office of Inspector General with a copy to the government contracting officer, whenever in connection with the award, performance, or closeout of the contract or any relevant subcontract that the Contractor has credible evidence that a principal, employee, agent or subcontractor of the Contractor has committed a violation of federal criminal law involving, for example, fraud, conflict of interest, bribery, gratuity violations, or other violations found in Title 18 of United States Code, a violation of the civil False Claims Act (31 USC 3729-3722), or certain significant overpayments. Penalties for noncompliance are retrospective and prospective and include suspension and debarment.

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

Our employees might engage in misconduct or other improper activities, which could harm our business. We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

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

Risks Related To Our Business

Customer Concentration: We depend on contracts with U.S. federal government agencies for the majority of our revenue, and if our relationships with these agencies were harmed, our business would be threatened.

Revenue from contracts with federal government agencies was 92% of our total revenue for the fiscal year ended June 30, 2009, 95% for the fiscal year ended June 30, 2008 and 99% for the fiscal year ended June 30, 2007. Revenue from contracts with clients in the Department of Defense and the National Guard accounted for approximately 39% of our revenue for the fiscal year ended June 30, 2009. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or within the Department of Defense and the National Guard in particular, would cause serious harm to our business.

Among the key factors in maintaining our relationships with federal government agencies and departments is our performance on individual contracts and delivery orders, the strength of our professional reputation, and the experience of our senior management. Additionally, to the extent that our performance does not meet client expectations, or our reputation with one or more key clients is impaired, our revenue and operating results could be materially harmed.

Intense Competition: We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share. Additionally, if subcontractors on our prime contracts are able to secure positions as prime contracts, we may lose revenue.

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business or win recompetitions of existing business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Our competitors include federal systems integrators such as Computer Sciences Corporation and Science Applications International Corporation, CACI International Inc., ManTech International Corporation, NCI, Inc., Unisys Corporation, as well as divisions of larger defense contractors such as General Dynamics Corporation, Lockheed Martin Corporation, L-3 Communications, Northrop Grumman Corporation, and consulting firms such as Accenture Ltd., Booz Allen Hamilton and International Business Machines. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, the ability to provide a broader range of services without creating conflicts of interest or intra-organizational conflicts of interest, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. Increased competition for services may cause some of the services we provide to become “commoditized” and more competitively priced causing downward pressure on profit margins.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue. For each of the past several years, we have received substantial revenue from government clients relating to work performed by other information technology providers acting as subcontractors to us. In some cases, companies that have not held GSA schedule contracts or secured positions as prime contractors on GWACs have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of these providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors. If one or more of our current subcontractors are awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by our subcontractors represented approximately 26%, 25%, and 29% of our revenue for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

Contract Estimation Risk: We derive significant revenue from contracts awarded through a competitive bidding process, which can impose substantial costs upon us, and we will lose profits if we fail to compete and fail to estimate costs and revenue effectively.

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. We may lose money on some contracts if, in the bidding process, we underestimate the resources we need to perform under the contract. We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. For the fiscal year ended June 30, 2009, we derived 35%, 43%, and 22% of our revenue from cost-plus-fee, time-and-materials, and fixed-price contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate or overestimate our cost of fulfilling the contract and negatively affect the amount we bid on a contract, which may reduce the profit we earn, lead to a financial loss on a contract, or cause us to lose a contract bid. For all three contract types, we bear varying degrees of risk associated with the assumptions we use to formulate our pricing for the work. To the extent our working assumptions prove inaccurate, we may lose money on the contract, which would adversely affect our operating results. These estimation and competitive bidding risks include the following:

•

under cost-plus-fee contracts which are subject to a ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs;

•

under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates along with the cost of certain expenses, and we assume the risk that our costs of performance may exceed the negotiated hourly rates;

•

under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus-fee contracts and time-and-materials contracts, fixed-price contracts involve greater financial risk due to the potential for cost overruns. To the extent our actual costs exceed the estimates upon which the price was negotiated, we will generate less than the anticipated amount of profit or could incur a loss;

•	the need to bid on engagements in advance of knowing the complete design or full requirements, which may result in unforeseen difficulties in executing the engagement and cost overruns;

•

the possibility that difficult market conditions will cause our competitors to strive for growth by reducing their bid pricing and compel us to choose between bidding at less profitable levels or losing contracts and foregoing revenue; and

•

the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract.

To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that would negatively affect our operating results, but we may be precluded from operating in the market for services that are provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed as a result of the costs incurred through the bidding process and/or the actual resources and costs to perform the contract being higher than we initially estimate.

GWACs and IDIQ Contracts are Critical: Loss of our General Services Administration, or GSA, schedule contracts or our position as a prime contractor on one or more of our government-wide acquisition contracts, or GWACs, or our other multiple-award contracts would impair our ability to win new business.

We believe that one of the key elements of our success is our position as the holder of six GSA schedule contracts and as a prime contractor under three GWACs and more than 40 agency-specific indefinite delivery/indefinite quantity, or ID/IQ, contracts. For the fiscal years ended June 30, 2009, 2008, and 2007, revenue from GSA schedule contracts, GWACs, and other ID/IQ contracts accounted for approximately 81%, 81%, and 77%, respectively, of our revenue from federal government clients. If we were to lose our position on one or more of these contracts, we could lose revenue and our operating results could suffer.

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

Performance Risk: If we or our subcontractors fail to perform contractual obligations, our reputation as a prime contractor, our ability to obtain future business, and our revenue and operating results could suffer.

Our fixed price contracts may encounter difficulties that result in additional costs to us, reductions in revenues, claims, disputes and the payment of damages. Some of our fixed price contracts may require challenging development and integration of technologies and subsystems and completion of acceptance testing by contractually specified delivery dates. We may experience unforeseen technological difficulties and cost overruns that could cause us to lose money on these contracts. Failure to meet contractual requirements may result in additional costs to satisfy contract requirements, reductions in revenue, payment of damages or penalties, or termination of the contract.

If we experience systems, service, or product failure, our reputation could be harmed and our clients could assert claims against us for damages or refunds. We create, implement, and maintain information technology solutions, as well as sell products that are often critical to our clients’ operations, including operations in war zones and other hazardous environments. We have experienced and may in the future experience some systems and service failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, products, including third party products we may resell to our clients, or other applications have significant defects or errors, are subject to delivery delays, or fail to meet our clients’ expectations, we may:

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

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Revenue derived from work performed by our subcontractors represented approximately 26%, 25%, and 29% of our revenue for the fiscal years ended June 30, 2009, 2008, and 2007, respectively. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor or the subcontractor’s failure to comply with contractual or regulatory requirements. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

The prevailing adverse economic conditions also require us to monitor the financial health of our commercial customers, our subcontractors and others to whom we have financial exposures. Financial weakness could expose us to credit losses or require us to modify terms.

Employee Hiring and Retention: If we fail to attract and retain qualified employees, we might not be able to staff recently awarded engagements and sustain our profit margins and revenue growth.

We must hire significant numbers of highly qualified individuals who have advanced information technology and technical services skills and who work well with our clients in a government environment. In some cases, they are required to have security clearances issued by the Department of Defense or other government agencies. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. We are operating in a tight labor market for cleared personnel and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover our costs.

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

Activation of military and National Guard reserves could significantly reduce our revenue and profits. Activation of military reserves, in connection with international conflicts or otherwise, could result in some clients and client contracting staff being activated into the military services. This could delay contract awards that might be in the evaluation or award process, which could in turn reduce our revenue until such time as our clients are able to complete the evaluation and award process, or could even result in the loss of the potential contract award. Additionally, as of June 30, 2009, we had approximately 200 employees who serve as reserves for a branch of the military or the National Guard. In the event of a significant call-up we will pay these employees the differential between their military pay and their salary for up to one year. Our standard practice in the absence of a significant call-up is to provide for up to 15 days of differential pay for military leave. To the extent those called for military duty are directly billable on our contracts, our revenue could be reduced. Additionally, our fringe benefit expenses would be increased by any differential payments, which could reduce our profits.

Revenue Recorded in Excess of Funding: We may lose revenue and our cash flow and profitability could be negatively affected if expenditures are incurred prior to final receipt of a contract or contract funding modification.

We provide professional services and sometimes procure materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect to initiate procurements or provide services in advance of receiving formal contractual authorization from the government client or a prime contractor. If our government or prime contractor requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred in excess of contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability. As disclosed in Note 3 to our consolidated financial statements, the amount of risk funding at June 30, 2009 was $4.3 million.

Additional Costs of Doing Business with State, Local, and Other Governments and Organizations: Contracts with state and local governments, other governments, international entities, or other organizations with special standing, could impose substantial additional liability and costs upon us.

As organizations seek to enhance their security, particularly state and local governments, other governments, international entities, and other organizations with special standing, such as the World Bank, we have the opportunity to expand our services beyond our core federal government client base. Revenues from contracts with state and local governments were 1.5% in fiscal year 2009 and revenues from contracts with international entities and foreign governments was 2.5% in fiscal year 2009. Contracting with such entities involves additional risks that may result in additional costs to us, including:

•	the additional costs associated with evaluating, qualifying, and negotiating such opportunities;

•

a requirement to understand and comply with the specific procurement laws and/or regulations of each individual state, locality, other government, international entity, or other party with special standing;

•

the contractual acceptance of liability provisions that impose, for example, liquidated damages or other monetary damages in excess of the amount of services we provide, and in some cases are unlimited in amount;

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

Foreign currency exchange rate fluctuations may adversely affect our business. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British Pound, Euro, or Czech

Koruna and then are translated into U.S. dollars for financial reporting purposes. For the year ended June 30, 2009, 1.6% of our revenue was denominated in British pounds, and 2.2% of our revenue was denominated in other foreign currencies, primarily Euros and Czech Korunas. We have exposure to the extent contract revenues are denominated in a currency different than the contract costs. On these contracts changes in exchange rates may adversely impact profit. In addition, changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results. We cannot predict the effect of exchange rate fluctuations on future sales and operating results.

Compliance with U.S. Laws in Foreign Countries: Our operations involving foreign countries and foreign personnel require our compliance with complex U.S. laws, including the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Act, the Export Administration Regulations, the Trading with the Enemy Act, the International Emergency Economic Powers Act, and other similar laws.

U.S. laws strictly control the manufacture, export or brokering of defense-related articles and services and dual-use goods, software, and technology. Some of the articles and services we and our subsidiaries sell are subject to these restrictions, and violations can lead to civil or criminal penalties. The breadth and complexity of these laws require that we constantly monitor our operations to ensure compliance. Prior to its acquisition by us, Era voluntarily disclosed to the U.S. Department of State potential brokering activities related to product sales of its Czech subsidiary. Following our acquisition, we engaged an outside law firm to conduct a compliance audit of Era operations and two additional potential violations of the International Traffic in Arms Regulations (ITAR) were identified, one involving a possible brokering violation between U.S. personnel and a foreign country and the second involving use of a U.S.-origin electronic component in a Czech military product exported in potential violation of ITAR export licensing requirements. We disclosed the audit results to the U.S. State Department. We subsequently received notification from the State Department determining that Era had violated ITAR but they are closing the case at this time without imposition of civil penalty. We subsequently discovered evidence of discussions that may have constituted a possible brokering violation between a U.S. person and a foreign country. We voluntarily disclosed and discussed this latest evidence with the U.S. State Department. To ensure compliance with restrictions on brokering, we currently operate Era under a sequestration agreement, which gives the Czech managers of Era’s Czech subsidiary sole authority to manage the defense-related activities of the subsidiary’s military division and prohibits certain managerial input of U.S. personnel. This sequestration agreement has not been approved by the U.S. State Department. To ensure compliance management meets periodically, a Technology Control Plan has been put in place, and relevant employees have received training. Recently SRA was registered as a broker with the U.S. Department of State Directorate of Defense Trade Controls (DDTC), permitting SRA brokering activities for defense-related articles in NATO and certain other countries. The U.S. State Department recently provided authorizations related to the VERA-E product for several key markets, and SRA will prepare to file several requests for authorization of defense-related brokering for DDTC approval. When export controlled U.S. content is involved, we plan to subject Czech defense-related operations to U.S. EAR or ITAR requirements as applicable. This action may limit countries to which we will be permitted to sell our products, reducing potential revenues, and in some cases may delay sales pending governmental approvals.

Acquisitions Have Risks: We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business. Additionally, if we are unable to successfully integrate companies we acquire, our revenue and operating results may be impaired.

One of our strategies is to augment our organic growth through acquisitions. Since 2001, we have completed eleven acquisitions of complementary companies that provide services and solutions in one of our three target markets. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. Additionally, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and we may not be able to successfully integrate the companies we acquire. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence. Any costs, liabilities, or disruptions associated with future acquisitions could harm our operating results. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to key employees of acquired companies, which could reduce our future revenue.

SRA’s legacy health business had primarily served as an IT functional expert for the Department of Health and Human Services (HHS). With the acquisition of Constella Group, LLC in August 2007, SRA expanded its domain experience in numerous aspects of the U.S. and global health care markets. Through its work in health sciences and clinical research, Constella provides federal and local governments, foundations and academic institutions with health and clinical research, biosurveillance, pharmacovigilance, informatics and IT support services for a variety of public health programs. SRA provides services to various HHS agencies including the National Institutes of Health (NIH), the Centers for Disease Control and Prevention (CDC), and the Food and Drug Administration (FDA), as well as the Department of Veterans Affairs. This U.S. federal component represents over three-quarters of our total health business. Second our global clinical development (GCD) business provides pharmaceutical, biotechnology, and medical device firms with a comprehensive range of consultative and operational development services that span every phase of the product development process from development strategy creation, early stage product development to clinical trial delivery, and global regulatory submissions to post-marketing support. GCD has offices in the U.S. and Europe. For a discussion of specific risks, see risk factor titled Unique Risks in our GCD Business below.

Our July 2008 acquisition of Era Systems Corporation, a Delaware corporation, and M/S ERA a.s., its indirect Czech subsidiary, establishes our presence in surveillance and flight tracking solutions for the air traffic management, military, security, and airport operations markets, but its international operations and complex technologies may also expose us to greater legal and business risks. Era’s Czech operations utilize suppliers from various countries. Prior to our acquisition, Era filed disclosures with the U.S. Department of State regarding Era’s potential brokering activities related to the foreign sales of its Czech subsidiary. U.S. law requires government approval of brokering of defense articles and services to certain foreign countries, and violation can result in civil and criminal penalties. Upon the acquisition, we have been in active discussions with the proper U.S. Government officials, and we are putting in place operational procedures prohibiting any unapproved brokering. We are conducting an audit of Era’s operations and training its employees to ensure compliance with relevant U.S. laws. We are still conducting a review, and cannot be certain that no claims ultimately will be made against Era. Exports from the Czech Republic are subject to Czech export control laws, and our plan is to subject all such exports also to U.S. Government approvals as required, which can be expected to limit the countries to which such products may be exported if such products include controlled U.S. content. Prior to our acquisition, Era also conducted a review of various foreign representatives and consultants and began a process of restructuring certain of its related contractual agreements to ensure compliance with foreign laws that, amongst other things, restrict for certain countries use of commissioned representatives for select products.

The customer base for our recently acquired Era business includes countries in emerging markets. Therefore, our revenues, in particular, may be adversely affected by the current uncertainty in global market conditions. Our projected revenues and operating results are based on assumptions concerning levels of customer spending, primarily by foreign governments. Continued weakness or further deterioration of the global economy could delay or decrease purchases of our products by our customers. Additionally, the weakened economy and tightness of the credit markets may result in supplier disruptions, which could reduce our revenues.

Impairment of Intangible Assets: Changes in future economic or business conditions could cause recorded goodwill or other intangible assets to become impaired, resulting in material losses and write-downs that would reduce the company’s operating income and financial position.

Goodwill and other intangible assets account for almost half of the company’s recorded total assets. The company evaluates goodwill for impairment annually, or more frequently when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. In particular, a significant decrease in expected future cash flows or continued deterioration in economic conditions could require the company to record an impairment charge that could have a material impact on the company’s operating results and financial position.

Unique Risks in our GCD Business: Our global drug development business, a component of our Constella acquisition, is subject to risks that may adversely affect our results of operations.

Contracts to provide clinical research services are subject to various risks, including (e.g., economic, regulatory, and litigation arising out of personal injury and professional malpractice claims) that are unique to the clinical research and development sector. Of particular note has been the impact of the global recession on the availability of funding for the small and mid-sized pharmaceutical and biotechnology companies in the U.S. and Europe that make up the bulk of GCD’s customer base, and the resulting retraction in the number of drugs and biological agents that are being taken through clinical trials or to market.

Penalties and Sanctions from Government Audits: Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government reviews and audits our contract performance, pricing and cost accounting practices, and compliance with other applicable laws and regulations. Like most large government contractors, our contracts are reviewed and audited on a continual basis by federal agencies, including the Defense Contract Management Agency, or DCMA and the Defense Contract Audit Agency, or DCAA. An audit of our contracts, including an audit of contracts performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment to our previously reported operating results. Additionally, the recent increase in government oversight through requirements such as the Mandatory Disclosure Rule increases the potential for more frequent government audits regarding general compliance with laws and contractual requirements and increases the associated risk of penalties.

All significant incurred cost submission audits have been completed through fiscal year 2006. Subsequent fiscal year cost submission audits as well as other audits and reviews by the government may still be conducted on all our government contracts. Other audit reviews by the government may include audits relative to our compliance with laws, regulations and contractual requirements. Such audits may be conducted for labor qualification compliance, information assurance and information security requirement compliance, service contract act compliance, as well as all other regulatory or contractual requirement compliance. A government audit may require an adjustment to total contract values, previous amounts invoiced and/or include penalties associated with any discovered non-compliance. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially harmed.

Injury to Our Employees: Our business commitments require our employees to travel to potentially dangerous places, which may result in injury to our employees.

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

Security Threats: Our business could be negatively impacted by security threats and other disruptions.

Like others in our industry, we continue to face attacks on our information infrastructure. We earlier in the year identified a sophisticated virus and subsequently have identified variants on our computer network. While we have not determined that specific information has been exfiltrated from our information infrastructure, our forensic analysts suggest that the virus and its variants are designed for this purpose and, based on indirect evidence found, there is the possibility that data was compromised. We earlier have notified customers and employees regarding that possibility. A U.S. government customer is considering the potential for data breach of specific information, and, while the outcome of that effort is uncertain, we may incur costs to mitigate the impact to our customer or address potential claims and to take further steps to increase the level of protection of relevant data. With our active cooperation, the U.S. Department of Defense Inspector General and its agencies are also reviewing our policies and procedures and infrastructure architecture, providing technical support and assistance, and reviewing current and past compliance with network security-related contractual obligations. Depending on the outcome of this continuing review, they may demand the reduction of certain contract prices, changes in our current processes and increased expenditures for network security. We believe that we will continue to be subject to sophisticated virus threats, and we have made and expect to continue to make significant expenditures for network security and monitoring to address these threats. See risk factor entitled Security Threats under Risks Related to our Industry.

Security Breaches Reputational Risk: Security breaches in sensitive government systems could result in loss of clients and negative publicity.

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

Others Might Infringe On Our Intellectual Property: We depend on our intellectual property and our failure to protect it could enable competitors to market products and services with similar features that may reduce demand for our products.

We employ patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. With the acquisitions of Era and ICS, we currently own 30 issued patents in the U.S., and own or have applied for a lesser number in certain other foreign jurisdictions. We believe that while our intellectual property protections have value, our future business success will rely primarily upon the expertise and management skills of our employees. SRA leverages its patented technologies in sales of services and customer licenses; the patents themselves are not licensed to any third party, and no revenue is derived directly from the patents. Most of the patent applications were filed after January 2000 and still have durations of

10 to 15 years. We do not have the same protections in many foreign jurisdictions. Our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Federal government clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in any manner they deem appropriate, including providing it to our competitors in connection with their performance of other federal government contracts. We typically take advantage of standard FAR and DFARS data rights clauses that allow us to re-use intellectual property developed with funding from the federal government. When necessary, we seek to secure export authorization.

Due to the nature of our technology, it is generally difficult to determine whether similar products or solutions offered by third parties infringe on our own. Despite our diligence and policies to protect our technology, we may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources, with no assurance of success.

Intellectual Property Infringement Claims: We may be harmed by intellectual property infringement claims.

Our employees develop much of the software and other forms of intellectual property that we use to provide our services and business solutions to our clients, but we also license technology from other vendors. While we take every industry-standard precaution to ensure that we have clear title to work product and establish appropriate use and distribution licenses for third party products, we may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and business solutions infringe upon their intellectual property rights. If our vendors or third parties assert such claims, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	cease selling or using products or services that incorporate the challenged software or technology;

•	obtain a license or additional licenses from our vendors or other third parties; or

•	redesign our products and services that rely on the challenged software or technology.

It may not be possible to determine in advance whether our products, their components, or our services infringe a third party’s patent rights. Regardless of the merit of intellectual property claims, such claims can be time-consuming and costly, and we may be required to develop a non-infringing technology or enter into license agreements. Our customers may require indemnity for patent infringement and similar intellectual property challenges. If any intellectual property claim made against us is successful, if we are required to indemnify a customer with respect to third party claims, or if we are unable to develop non-infringing technology or license proprietary rights on commercially reasonable terms, our business could be materially and adversely affected. To date, we have not been involved in any such infringement claims.

Debt covenants restrict our Actions: Covenants in our credit facility may restrict our financial and operating flexibility.

On May 29, 2008, we amended our five-year unsecured revolving credit facility dated August 9, 2007 to increase the commitment from $100 million to $285 million. At June 30, 2009, we had $75 million outstanding under this facility. The credit facility contains covenants limiting our ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase our stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring us to maintain specified financial ratios. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios. If we do not comply with the various covenants under the credit facility, the lenders may, subject to various customary cure rights, require immediate payment of all amounts outstanding under the facility, and the lenders could proceed against our assets. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

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

Other Risks Related To Our Stock

Stock Price Volatility: Our stock price is volatile and could decline.

The stock market in general and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and holders of our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	actual operating results that differ from our prior performance, our earnings estimates or those of securities analysts;

•	changes in our revenue or earnings estimates, or estimates or recommendations by securities analysts;

•	the performance of other similar companies or companies deemed to be similar;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	contract mix and the extent of use of subcontractors;

•	strategic decisions by our competitors, such as acquisitions, consolidations, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	speculation in the press or investment community;

•	changes in the government information technology services industry;

•	terrorist acts;

•	general market conditions, including economic factors unrelated to our performance; and

•	military action related to international conflicts, wars, or otherwise.

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

Concentration of Voting Power: Our chairman, whose interests may not be aligned with yours, controls our company, which could result in actions of which you or other stockholders do not approve.

As of August 14, 2009, Ernst Volgenau, our chairman, beneficially owned 113,078 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 69% of the combined voting power of our outstanding common stock. As of August 14, 2009, our executive officers, directors and chairman of the Board of Directors as a group beneficially owned an aggregate of 937,576 shares of class A common stock and 12,050,736 shares of class B common stock, which represented approximately 69% of the combined voting power of our outstanding common stock. As a result, these individuals acting together, or Dr. Volgenau acting alone, will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

Anti-Takeover Provisions Make Changes in Control More Difficult: Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our class A common stock may be lower as a result.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease our office facilities and also own a production facility in the Czech Republic. At June 30, 2009, we had approximately 1.3 million square feet of floor space at approximately 70 separate locations, primarily in the

U.S. We have leased our corporate headquarters at 4300 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. Both of our headquarters’ leases expire on December 31, 2015. We lease facilities located in 21 states, the District of Columbia and various foreign countries.

Item 3.	LEGAL PROCEEDINGS

As a government contractor, we are often subjected to investigations, reviews and audits relating to compliance with various complex laws and regulations applicable to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such investigations, reviews and audits may lead to criminal, civil or administrative proceedings and to potential penalties, fines, repayments or compensatory damages. Adverse findings may also materially impair our ability to compete for future government contracts and our reputation with our customers. Given the uncertainties, we are not able to give any assurances, but based upon our evaluation of current matters that are subject to government investigations of which we are aware, our current understanding of the facts of such matters and the status and intentions of such investigations, we do not believe that the ultimate outcome of such matters likely will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

From time to time, we are involved in various other types of legal proceedings concerning matters arising in the ordinary course of business. Based upon current information, we do not believe that the ultimate outcome of these proceedings is likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2009, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is publicly traded on the New York Stock Exchange under the symbol “SRX.” From July 1, 2007 to June 30, 2009 the ranges of high and low sale prices of our class A common stock as reported by the New York Stock Exchange for each quarter during this period were as follows:

	High	Low
Year ended June 30, 2009:
First Quarter	$24.79	$20.21
Second Quarter	22.69	11.74
Third Quarter	18.11	11.22
Fourth Quarter	18.89	13.52

Year ended June 30, 2008:
First Quarter	$28.59	$22.64
Second Quarter	31.88	26.26
Third Quarter	29.84	21.10
Fourth Quarter	27.27	21.92

As of August 14, 2009, there were approximately 87 holders of record of our class A common stock and two holders of record of our class B common stock. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of August 14, 2009, the closing price of our class A common stock was $19.79.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sale of Unregistered Securities

We issued 23,608, 22,887 and 46,392 shares of our class A common stock to our SRA International, Inc. 401(k) Plan through matching contributions as determined by our Board of Directors during the fiscal years ended June 30, 2009, 2008, and 2007, respectively. These issuances were not sales within the meaning of the Act.

Share Repurchases

On May 2, 2007, our Board of Directors authorized a share repurchase program to buy back up to $40 million of our class A common stock. On July 31, 2008, the Board authorized the repurchase of up to an additional $100 million of our class A common stock. We did not repurchase any shares of our common stock under this plan during the three months ended June 30, 2009. As of June 30, 2009, we have $84.6 million available under the July authorization as of June 30, 2009.

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

The following graph compares the cumulative total stockholder return on our class A common stock from June 30, 2004 to June 30, 2009 with the cumulative total return of (i) the Russell 2000 stock index and (ii) the services sector index of the Dow Jones U.S. Computer Services. This graph assumes the investment of $100.00 at the closing price on June 30, 2004 in our class A common stock, the Russell 2000 stock index, and the Dow Jones U.S. Computer Services index, and assumes any dividends are reinvested. The historical information set forth below is not necessarily indicative of future performance.

	June 30,
	2004	2005	2006	2007	2008	2009
SRA International, Inc.	100.00	164.08	125.85	119.38	106.14	82.99
Russell 2000	100.00	109.45	125.40	146.01	122.36	91.76
Dow Jones U.S. Computer Services	100.00	92.44	99.74	133.31	141.82	124.23

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30 2009, 2008, and 2007 and the balance sheet data as of June 30, 2009 and 2008, are derived from our financial statements that have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, and are included in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2006 and 2005, and the balance sheet data as of June 30, 2007, 2006, and 2005, are derived from our financial statements that have been audited by Deloitte & Touche LLP and not included in this Form 10-K. The selected financial data reflect our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R in July 2005. For more information on our acquisitions, see Note 2 to our financial statements.

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$1,540,556	$1,506,933	$1,268,872	$1,179,267	$881,770
Operating costs and expenses:
Cost of services	1,123,868	1,121,913	954,656	880,802	653,115
Selling, general and administrative (a)	287,853	240,340	200,204	183,297	126,404
Depreciation and amortization	30,021	25,263	21,187	18,201	13,141
Gain on sale of Constella Futures Holdings, LLC	(1,939)	—	—	—	—
Acquired in-process research and development	900	—	—	—	—

Total operating costs and expenses	1,440,703	1,387,516	1,176,047	1,082,300	792,660

Operating income	99,853	119,417	92,825	96,967	89,110
Interest expense	(5,526)	(3,288)	(35)	(79)	(3)
Interest income	2,283	4,261	6,311	4,311	3,445
Gain on sale of Mantas, Inc.	—	892	3,674	—	—

Income before income taxes	96,610	121,282	102,775	101,199	92,552
Provision for income taxes	38,610	48,018	39,345	38,679	34,829

Net income	$58,000	$73,264	$63,430	$62,520	$57,723

Earnings per share:
Basic	$1.03	$1.27	$1.12	$1.14	$1.09

Diluted	$1.01	$1.24	$1.09	$1.08	$1.02

Weighted-average shares:
Basic	56,315,718	57,566,645	56,476,927	55,064,138	52,965,623

Diluted	57,481,742	59,277,059	58,381,788	57,738,875	56,549,303

	As of June 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$74,683	$229,260	$212,034	$173,564	$162,973
Working capital	224,024	372,351	297,085	299,567	285,489
Total assets	1,094,293	1,136,515	847,684	724,722	572,399
Long term debt	75,000	150,000	—	—	—
Total stockholders’ equity	741,620	692,936	625,455	533,297	429,092

(a)	Years ended June 30, 2009, 2008, 2007 and 2006 include $10.6 million, $10.1 million, $11.5 million and $13.2 million respectively, of stock compensation expense recognized in accordance with SFAS No. 123R and the year ended June 30, 2005 included stock compensation expense of $0.2 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading provider of technology and strategic consulting services and solutions to government organizations. We offer a broad range of technology and strategic consulting services spanning the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and managed services. Our business solutions include text and data mining; information assurance, cyber security and privacy protection; enterprise resource planning; business intelligence; contingency and disaster planning; enterprise architecture and portfolio management; identity management; information sharing and knowledge management; outsourcing, managed services, and infrastructure modernization; service-oriented architecture; training, modeling, and simulation; air traffic management; clinical research outsourcing, regulatory consulting and data management; and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. We provide services in three target markets: national security, civil government, and global health. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence agencies, and other government organizations with homeland security missions.

We derive the majority of our revenue from services provided to federal government clients. According to the Federal Information Technology Market Forecast, FY 2009-FY 2014 report published by INPUT, an independent federal government market research firm, the contracted portion of U.S. federal government spending on information technology is forecasted to grow at an annual rate of 3.5% from $76.2 billion in federal fiscal year 2009 to $90.3 billion in federal fiscal year 2014. We estimate that our addressable market, which also includes management consulting, engineering and other professional services for local, state, and federal governments, is currently over $150 billion in size, annually. Our growth is driven in part by contract awards and how we build-out our contracts. Ideally, the level of quarterly business awards would exceed the revenue booked in the quarter to drive backlog growth.

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

Most of our revenue is generated based on services provided either by our employees or subcontractors. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on contracts. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win. We also develop, sell, and license proprietary software and hardware to customers. For example, our aviation business develops, manufactures and sells flight tracking and surveillance solutions. The amount of proprietary software and hardware that we sell may vary from period to period depending on specific contract and customer requirements.

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

We perform marketing, business development, human resources, recruiting, finance and accounting, infrastructure and other core administrative services centrally. We believe a central services model allows us to reduce selling, general and administrative expenses as a percentage of revenue as revenue grows organically and for certain acquisitions, thereby contributing to the growth in operating income. As we continue to expand internationally, selling, general and administrative expenses may increase as a percentage of revenue due to additional travel, infrastructure and compliance costs. Additionally, as we increase our product offerings, we expect an increase in selling, general and administrative expenses as a percentage of revenue and a decline in cost of services as a percentage of revenue.

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangible assets related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements, which have averaged approximately 1% of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

Our operating income, or revenue minus cost of services, selling, general and administrative expenses, and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, how we manage our costs, and the amortization charges resulting from acquisitions.

Our cash position is driven primarily by the level of net income, working capital, capital expenditures, acquisition activities and share repurchases.

SELECTED KEY METRICS EVALUATED BY MANAGEMENT

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Our total revenue growth rate was 2.2% in fiscal year 2009. This growth was attributable to the acquisition of Era Systems Corporation (Era) in July 2008. Revenues of $11.9 million in fiscal year 2009 related to a wholly owned subsidiary, Constella Futures Holding, LLC (Futures), which was sold on September 2, 2008, were received in fiscal year 2009 and will not be recurring. We compute our fiscal 2009 organic growth rate of 0.7% as follows:

	Year Ended June 30,
	2009	2008	% Increase
Revenue, as reported	$1,540,556	$1,506,933	2.2%
Plus: Revenue of acquired companies for the comparable prior year period	—	84,738
Less: Revenue of divested companies for the comparable prior year period	—	(61,307)

Organic Revenue	$1,540,556	$1,530,364	0.7%

For the immediate future, we intend to direct our primary focus to our core business, delivering differentiated information technology and professional solutions to government agencies. While we will focus primarily on organic growth in the near term, part of our growth strategy includes selectively pursuing strategic acquisitions to complement and accelerate internal growth by adding new capabilities, customers, solutions and related intellectual property. From July 1, 2006 through June 30, 2009, we completed the following acquisitions:

Acquisition	Strategic Value	Closing Date	Purchase Price
			(in millions)
RABA Technologies, LLC	Intelligence	October 26, 2006	$95.3
Constella Group, LLC	Health Sciences and Drug Development	August 9, 2007	191.3
Interface and Control Systems, Inc.	Product Development and Engineering Services	July 2, 2008	8.5
Era Systems Corporation	Advanced Surveillance Technologies	July 30, 2008	125.5

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog at the end of the year.

	Year Ended June 30,
	2009	2008	2007
	(in millions)
Backlog:
Funded	$761.8	$676.5	$600.4
Unfunded	3,297.7	3,182.7	2,809.8

Total backlog	$4,059.5	$3,859.2	$3,410.2

Our total backlog of $4.1 billion as of June 30, 2009 represented a 5.2% increase over the June 30, 2008 backlog. Included in backlog at June 30, 2008 was $156 million of contract awards that were protested and ultimately lost by SRA. Excluding protested contracts, our year-over-year backlog growth was 10%. We no longer include protested awards in backlog until the protest is resolved. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2015. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We currently expect to recognize revenue during fiscal 2010 from approximately 23% or $950 million of our total backlog as of June 30, 2009. Of this amount, approximately $570 million is included in funded backlog and $380 million is included in unfunded backlog under multi-year contracts. The amount of revenue that we expect to recognize from backlog is calculated by summing forecasted revenue for the remainder of the fiscal year for each project included in backlog. The primary risks that could affect our ability to recognize such revenue are program schedule changes and contract modifications. Additional risks include the unilateral right of the government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default, and, in the case of unfunded backlog, the potential that full funding may not be available.

Contract mix

Contract profit margins are generally affected by the type of contract. We can typically earn higher profits on fixed-price and time-and-materials contracts than on cost-plus-fee contracts. Thus, an important part of growing our operating income is to increase the amount of services delivered under fixed-price and time-and-materials contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Year Ended June 30,
	2009	2008	2007
Cost-plus-fee	35%	41%	43%
Time-and-materials	43	42	42
Fixed-price	22	17	15

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and deploy them is critical to our success. As of June 30, 2009, we had 6,977 employees. Direct labor utilization was 76.3%, 79.2%, and 78.8% for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Direct labor utilization is not considered a key metric for Era’s business. Excluding Era, our direct labor utilization was 76.9% in fiscal year 2009.

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts, how we bid and execute our contracts, and how we manage our costs. Our operating margins were 6.5%, 7.9%, and 7.3% for the years ended June 30, 2009, 2008, and 2007, respectively. During fiscal year 2009, we incurred severance costs of approximately $5.7 million which are included in the selling, general, and administrative expenses and cost of services on our consolidated statements of operations. Our operating margin for fiscal year 2009 was significantly impacted by operating losses of $8.1 million in the global clinical development (GCD) business, which was one of the businesses we acquired as part of Constella Group, LLC on August 9, 2007. Operating margin excluding the impact of the revenue and operating loss related to the GCD business would have been 7.2%.

Days Sales Outstanding

Days sales outstanding is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. The average number of days sales outstanding in accounts receivable was 75 days at June 30, 2009 compared to 77 days at June 30, 2008.

RESULTS OF OPERATIONS

The following tables set forth our consolidated statements of operations, the percent change in the captions between years, and the captions expressed as a percentage of revenue, for the periods indicated.

	Year Ended June 30,
	2009	% Change	2008	% Change	2007
	(in thousands)
Revenue	$1,540,556	2.2%	$1,506,933	18.8%	$1,268,872
Operating costs and expenses:
Cost of services	1,123,868	0.2	1,121,913	17.5	954,656
Selling, general, and administrative	287,853	19.8	240,340	20.0	200,204
Depreciation and amortization	30,021	18.8	25,263	19.2	21,187
Gain on sale of Constella Futures Holding, LLC	(1,939)	0.0	—	0.0	—
Acquired in-process research and development	900	0.0	—	0.0	—

Total operating costs and expenses	1,440,703	3.8	1,387,516	18.0	1,176,047

Operating income	99,853	(16.4)	119,417	28.6	92,825
Interest expense	(5,526)	68.1	(3,288)	*	(35)
Interest income	2,283	(46.4)	4,261	(32.5)	6,311
Gain on sale of Mantas, Inc.	—	*	892	(75.7)	3,674

Income before income taxes	96,610	(20.3)	121,282	18.0	102,775
Provision for income taxes	38,610	(19.6)	48,018	22.0	39,345

Net income	$58,000	(20.8)%	$73,264	15.5%	$63,430

	(as a percentage of revenue)
Revenue	100.0%		100.0%		100.0%
Operating costs and expenses:
Cost of services	73.0		74.5		75.2
Selling, general and administrative	18.7		15.9		15.8
Depreciation and amortization	1.9		1.7		1.7
Gain on sale of Constella Futures Holding, LLC	(0.1)		—		—
Acquired in-process research and development	0.1		—		—

Total operating costs and expenses	93.5		92.1		92.7

Operating income	6.5		7.9		7.3
Interest expense	(0.4)		(0.3)		0.0
Interest income	0.2		0.3		0.5
Gain on sale of Mantas, Inc.	—		0.1		0.3

Income before income taxes	6.3		8.0		8.1
Provision for income taxes	2.5		3.1		3.1

Net income	3.8%		4.9%		5.0%

Note: Totals may not foot due to rounding

*	Year-over-year rate of change greater than 100%

Operating results for fiscal 2009 were significantly impacted by operating losses of $8.1 million in the GCD business. Market demand in the GCD business has been challenged by economic conditions in fiscal 2009, and we have responded by taking steps to reduce its costs and improve direct labor utilization. Our operating income, net income and diluted earnings per share excluding the impact of the GCD business would have been $107.9 million, $62.9 million, and $1.09, respectively. Operating income as a percentage of revenue excluding the impact of the revenue and operating loss related to the GCD business would have been 7.2%.

Revenue

Our revenue increased 2.2% to $1.54 billion in fiscal 2009 from $1.51 billion in fiscal 2008. Our increase in revenue was primarily acquisitive and driven by our acquisition of Era in July 2008. Organic revenue growth was 0.7% for the year. In May 2008, we were informed that we were not successful in our recompete bid for the Advanced Information Technology Services contract with the National Guard, which accounted for approximately 6% of our revenue in fiscal 2008. The contract ended during the first quarter of fiscal 2009 and significantly impacted our organic revenue growth in fiscal 2009. Revenues of $11.9 million related to Constella Futures Holding, LLC (Futures), which was sold in September 2008, were recorded in fiscal 2009 and will not be recurring.

Our revenue increased 18.8% to $1.51 billion in fiscal 2008 from $1.27 billion in fiscal 2007. Our increase in revenue was primarily acquisitive and driven by our October 2006 acquisition of RABA and our August 2007 acquisition of Constella which together accounted for approximately $182 million of additional revenue during fiscal 2008. Organic revenue growth was 2.9% for the year.

Cost of Services

Cost of services was $1.12 billion in both fiscal 2009 and 2008. As a percentage of revenue, cost of services decreased to 73.0% in fiscal 2009, from 74.5% in fiscal 2008, due primarily to a continued increase in our labor service mix relative to third-party materials.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19.8% to $287.9 million in fiscal 2009, from $240.3 million in fiscal 2008. Foreign currency exchange gains were $ 1.3 million for fiscal 2009 including gains of $0.3 million in the fourth quarter of 2009 on forward contracts we utilized to offset currency exchange risk between the Euro and Czech Koruna. As a percentage of revenue, selling, general and administrative expenses increased to 18.7% in fiscal 2009 from 15.9% in fiscal 2008. This represents a 280 basis points increase which was attributable to several factors including:

1)	increased marketing, sales, business development and recruiting costs, which accounted for approximately 90 basis points of the increase;

2)	selling, general and administrative expenses for our GCD business were approximately $24.4 million in fiscal 2009. Difficult economic conditions and lower business demand in GCD’s market caused direct labor utilization to decline, leading to lower revenue and higher selling, general and administrative expenses in fiscal 2009. Efforts to right-size the business entailed employee severance packages that further increased selling, general and administrative expenses. The compound effect of these factors led to selling, general and administrative expenses amounting to approximately 63% of GCD’s revenue. This in turn increased our overall selling, general and administrative expenses as a percent of revenue by approximately 120 basis points; and

3)	higher marketing and sales and research and development costs of Era’s business accounted for approximately 50 basis points of the increase.

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

Depreciation and Amortization

Depreciation and amortization increased 18.8% to $30.0 million in fiscal 2009, from $25.3 million in fiscal 2008. This increase was due to the amortization of identified intangible assets related to our acquisition of Era and an impairment charge of $1.1 million related to the long-term assets of our GCD business. As a percentage of revenue, depreciation and amortization increased to 1.9% in fiscal 2009 from 1.7% in fiscal 2008.

Depreciation and amortization increased 19.2% to $25.3 million in fiscal 2008, from $21.2 million in fiscal 2007. This increase was due to the amortization of identified intangible assets related to our acquisitions of RABA and Constella. As a percentage of revenue, depreciation and amortization remained constant at 1.7% for both fiscal 2008 and 2007.

Interest Expense

Interest expense increased to $5.5 million in fiscal 2009, from $3.3 million in fiscal 2008. This increase was due to additional outstanding borrowings under our credit facility primarily for the acquisition of Era. Average borrowings outstanding during fiscal year 2009 were $161 million. We expect that interest expense in future years will be positively affected by lower average borrowings outstanding.

Interest expense increased to $3.3 million in fiscal 2008, from $35,000 in fiscal 2007. This increase was due to the interest incurred on borrowings under our credit facility for the acquisition of Constella.

Interest Income

Interest income decreased to $2.3 million in fiscal 2009, from $4.3 million in fiscal 2008. This decrease was due to a lower average cash balance and lower interest rates in fiscal 2009 compared to fiscal 2008.

Interest income decreased to $4.3 million in fiscal 2008, from $6.3 million in fiscal 2007. This decrease was due to a lower average cash balance and a decline in interest rates in fiscal 2008 compared to fiscal 2007.

Income Taxes

In fiscal 2009, our effective income tax rate increased to 40.0%, from 39.6% in fiscal year 2008. This increase was due primarily to the write-off of in-process research and development of $0.9 million related to the Era acquisition, which is not deductible for tax purposes.

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

Another factor that influences our profitability is the number of working days in a given quarter. For time-and-materials contracts, labor services revenue is typically higher in quarters that have more working days (defined as total weekdays minus holidays). Labor costs for our salaried employees assigned to time-and-materials contracts are spread evenly across the fiscal year. This dynamic can lead to slightly higher profitability in quarters with more working days. Cost-plus-fee and fixed-price contracts are unaffected given that their revenue recognition is typically dependent upon costs incurred, as opposed to days or hours worked. In both fiscal years 2009 and 2010, the number of working days in fiscal quarters one through four are 64, 62, 62 and 64, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make selective strategic acquisitions. Our operating working capital (total current assets except cash minus total current liabilities except debt) as of June 30, 2009 was $149.3 million compared to $143.1 million as of June 30, 2008. This increase in operating working capital was funded by cash flow from operating activities.

As of June 30, 2009, our total cash balances were $74.7 million and our total debt was $75.0 million for net debt of $0.3 million.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.

Fiscal 2009 Compared to Fiscal 2008

Net cash provided by operating activities was $90.6 million in fiscal 2009, compared to $83.8 million in fiscal 2008. Operating working capital increased $8.6 million due to operations in fiscal 2009, as compared to 2008 when we increased the operating working capital due to operations by $24.0 million. The operating working capital was $149.3 million at June 30, 2009 as compared to operating working capital at June 30, 2008 of $143.1 million. Most of the increase in operating working capital was due to operations as discussed above and the remaining change of $2.4 million was attributable to acquisitions.

We used $142.4 million in net cash for investing activities in fiscal 2009, compared to $199.6 million in fiscal 2008. The cash used for investing activities in fiscal 2009 was primarily for the acquisition of Era in July 2008 whereas the most significant use of cash for investing activities in fiscal 2008 was our acquisition of Constella in August 2007. Other investment activities in fiscal 2009 included the receipt $14.3 million in cash from the sale of Futures, payments of $9.4 million to complete the acquisition of Spectrum and $ 7.9 million, net of $0.6 million cash acquired, for the acquisition of ICS. We have notes receivable totaling $22.2 million related to the sale of Futures. A senior net asset note of $12.2 million has $2.0 million due in fiscal 2010, $2.0 million due in fiscal year 2011, and the remainder due in fiscal 2012. A $10.0 million senior promissory note is to be paid in two installments of $1.0 million and $9.0 million in fiscal 2013 and fiscal 2014, respectively.

Net cash used by financing activities was $100.9 million in fiscal 2009, compared to cash provided by financing activities of $133.0 million in fiscal 2008. The use of cash in financing activities resulted primarily from the repayment of $75 million on our credit facility in fiscal 2009. Other significant uses of cash were $9.9 million to repay short term borrowings assumed in the Era acquisition and $22.0 million for the acquisition of treasury shares in the first quarter of fiscal 2009. The cash provided by financing activities in fiscal 2008 was primarily due to draws on the bank credit facility to support the acquisition of Constella.

Fiscal 2008 Compared to Fiscal 2007

Net cash provided by operating activities was $83.8 million in fiscal 2008, compared to $122.4 million in fiscal 2007. The lower cash provided by operations was due largely to an increase in accounts receivable resulting from the implementation of a new accounting system in the United Kingdom and administrative delays in payment by one of our customers. This was partially offset by the timing of some vendor payments in fiscal 2008 as compared to fiscal 2007.

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

Credit Facility

Our $285 million credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. As of June 30, 2009, we had borrowings of $75 million outstanding under the credit facility.

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

Share Repurchases

On May 2, 2007, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s class A common stock. On July 31, 2008, the Board authorized the repurchase of up to an additional $100 million of the Company’s class A common stock. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions. The Company is not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time.

Under these share repurchase authorizations the Company repurchased 968,794 shares and 1,500,944 shares in fiscal 2009 and 2008, respectively. The total cost of the shares repurchased under these authorizations was $21.4 million and $34.0 million in fiscal 2009 and 2008, respectively. As of June 30, 2009, repurchases under the May 2, 2007 authorization were complete and approximately $84.6 million remained of the $100.0 million repurchase amount authorized on July 31, 2009. In fiscal 2009 and 2008, the Company also paid $0.6 million and $2.3 million, respectively, to repurchase shares from employees to satisfy the minimum required tax withholdings related to stock option exercises and the vesting of restricted stock.

Capital Requirements

We believe the capital resources available to us under the credit facility and cash from our operations are adequate to fund our normal operating working capital needs and capital expenditure requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, other than operating leases, we had no material off-balance sheet arrangements, including guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in shareholders’ equity on the Consolidated Balance Sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2009 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments due by period
Contractual obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$75,000	—	$75,000	—	—
Operating lease obligations	165,272	$33,625	58,011	$41,793	$31,843
Capital lease obligations	345	213	132	—	—

Total contractual obligations	$240,617	$33,838	$133,143	$41,793	$31,843

(a)	Interest related to long term debt has been excluded from the contractual obligations table. See Note 16 to the Company’s consolidated financial statements for additional information regarding debt and related matters.

In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 13 to the Company’s consolidated financial statements for additional information regarding taxes and related matters.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets and accounting for stock compensation expense. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where we perform systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of our regular contract review that there is a more suitable objective measure of completion than costs expended to date, we determine the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is generally recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is generally recognized based on costs incurred because these services are directed by our customers and are subject to their needs which fluctuate throughout the contract period. We consider performance-based fees, including award fees, under any contract type to be earned when we can demonstrate satisfaction of performance goals, based upon historical experience, or we receive contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of our contracts where we act as an agent to the transaction are excluded from our revenue and cost of services, except to the extent of any handling fee or profit earned. Fees paid by us to investigators and test subjects as an agent in connection with clinical research trials for which we are reimbursed are also excluded from revenue and costs of services, except to the extent of any profit earned.

Contract revenue recognition inherently involves estimation. We record the cumulative effect of a revision in revenue or profit recorded the period in which the facts requiring the revision become known. Anticipated contract losses are recognized in the period in which they become probable and can be reasonably estimated.

Revenue associated with work performed prior to the completion and signing of contract documents is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program.

Reserves for the collectability of accounts receivable are recorded when we determine that it is probable that we will not collect all amounts due and the amount of the reserve requirement can be reasonably estimated.

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

Accounting for Acquisitions

The purchase price that we pay to acquire the stock or assets of an entity must be assigned to the net assets acquired based on the estimated fair market value of those net assets. The purchase price in excess of the estimated fair market value of the net tangible and separately identified intangible assets acquired represents goodwill. We have a process pursuant to which we typically retain an independent third party valuation expert to assist us in determining the fair values and useful lives of identified intangible assets. The purchase price allocation related to acquisitions involves significant estimates and management judgments that may be adjusted during the purchase price allocation period.

Accounting for Asset Impairments

We evaluate goodwill for impairment on an annual basis, or during any interim period if there is an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of the assets and liabilities of our reporting units to which goodwill is assigned to the estimated fair value of the reporting units using a discounted cash flow approach. Each year we perform our goodwill impairment analysis as of January 1.

For our impairment analysis as of January 1, 2009, we retained an independent third party valuation firm to supplement management’s judgment with respect to the goodwill impairment analysis. The valuation approach was based upon a discounted cash flow analysis, corroborated by comparable company market multiples. The primary factors used in the discounted cash flow analysis requiring judgment are forecasts of future operating results, weighted average cost of capital (WACC), and terminal value assumptions. The WACC is the factor used to discount future cash flows. The WACC represents the expected cost of new capital, taking into consideration the weighted cost of debt and equity. The terminal value assumptions are applied to the final year of forecasted cash flows. There was no indication of goodwill impairment as a result of our impairment analysis. If we are required to record an impairment charge in the future, it could materially affect our results of operations. Due to the many variables inherent in the estimation of a business’s fair value, differences in assumptions may have a material effect on the results of our impairment analysis.

The estimated fair value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We evaluate these assets for impairment when events occur or circumstances change that suggest a possible impairment. Such events could include, but are not limited to, a significant adverse change in legal factors or the business climate, an expectation of future operating losses associated with the use of such assets, or other similar events. If such events do occur, we will determine if the affected asset is impaired by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated fair value based on estimated cash flows discounted using a discount rate based on our cost of capital and the related risks of recoverability.

Accounting for Stock-Based Compensation

We record stock compensation based on the estimated fair value of the stock options or the restricted shares granted and estimated forfeitures and are recognizing expense only for those share-based awards that are expected to vest. Forfeiture estimates are made at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recorded $10.7 million, $10.1 million and $11.5 million of stock-based compensation expense for the years ended June 30, 2009, 2008 and 2007, respectively. As of June 30, 2009, there was $18.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be fully amortized in four years, with $7.7 million of the amortization being recognized in the next 12 months.

DESCRIPTION OF STATEMENT OF OPERATIONS ITEMS

The following is a description of certain line items of our statements of operations.

Revenue

Most of our revenue is generated based on services provided either by our employees or subcontractors. The revenue we earn may include third-party hardware and software that we purchase and integrate when requested by the client as a part of the solutions that we provide to our clients. To a lesser degree, we develop, license and sell software and hardware products to customers.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for clients. Among the functions covered by these costs are asset and facilities management, rent, business development, research and development, contracts and legal, finance and accounting, executive and senior management, human resources, recruiting, and information system support. Facilities-related costs, transition labor due to delayed contract awards, and foreign currency transaction related costs are also included in selling, general and administrative expenses.

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

Days Sales Outstanding

We calculate days sales outstanding, or DSO, by dividing the average accounts receivable at the beginning and end of each quarter, net of average billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days.

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

Working Capital and Operating Working Capital

Working capital is defined as total current assets less total current liabilities. Operating working capital is our investment in the working capital of our business and is defined as total current assets except cash less total current liabilities except debt.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements in Part IV, Item 15 for information related to new accounting standards.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments, accounts receivable, accounts payable and debt. We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

The interest rates on our revolving credit facility are affected by changes in market interest rates. Borrowings under our revolving credit facility bear interest at either (i) LIBOR plus an applicable margin ranging from 0.65% to 0.95%, with such margin varying according to our leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of the bank’s prime rate or 0.5% above the Federal Funds Rate. A hypothetical 1% increase in the interest rate could increase our interest expense and related cash flows for fiscal 2010 by approximately $0.8 million based on our outstanding debt of $75 million at June 30, 2009.

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

As of June 30, 2009 and 2008, the carrying value of financial instruments approximated fair value. As of June 30, 2009, we held $74.7 million in cash and cash equivalents. Because of their short-term maturities, we do not believe that a change in interest rates would have a material impact on the value of our investments. However, declining interest rates would negatively impact our interest income in future periods. A hypothetical 1% increase or decrease in interest rates could increase or decrease our interest income and related cash flows for fiscal 2010 by approximately $0.7 million based on our cash and cash equivalents at June 30, 2009.

We are exposed to changes in foreign currency exchange rates. We consider our exposure to fall in two categories: translation exposure and transaction exposure. Translation exposure arises from “translating” financial statements of our foreign operations to U.S. dollars for our consolidated financial statements. Changes in exchange rates between financial statement dates result in unrealized gains and losses, which are included in accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. As of June 30, 2009, our foreign subsidiaries had U.S. dollar equivalent net assets of $26.0 million in Czech Koruna, and U.S. dollar equivalent net liabilities of $10.7 million in British Pounds. At June 30, 2009, our net accumulated other comprehensive loss related to translation gains and losses was approximately $3.3 million, net of related deferred tax assets of $0.4 million. Translation gains and losses do not affect cash flow. We do not attempt to hedge our translation exposure.

Transaction exposure results from international contracts where changes in exchange rates affect cash flow. We often attempt to negotiate sales contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating this exposure. However, we do enter into contracts that subject us to transaction exposure, particularly to the extent contract revenues are denominated in a currency different than the contract costs. Our most significant transaction exposure exists in the Era subsidiary, which incurs most of its expenses in Czech Korunas but does enter into sales contracts denominated in other currencies, most notably the Euro. In April 2009, we began utilizing forward contracts to manage the risk of currency fluctuations between the Euro and the Czech Koruna. As of June 30, 2009, we had approximately $15.2 million in U.S. dollar equivalent notional forward contracts that were acquired on June 29, 2009. We believe the effect of possible future fluctuations in foreign currency exchange rates on these contracts and the offsetting underlying transactions and balances, when taken together, do not create material market risk. We do not use derivatives for trading or speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are submitted on pages 58 through 86 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2008, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the company of the New York Stock Exchange corporate governance listing standards.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This assessment excluded the internal control over financial reporting at Era Systems Corporation which was acquired on July 30, 2008 and whose financial statements reflect approximately 1% of net and total assets and 2% of revenue of the consolidated financial statement amounts as of and for the year ended June 30, 2009. Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2009.

Deloitte & Touche LLP (“D&T”), an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The D&T report immediately follows this report.

/s/ STANTON D. SLOANE
President and Chief Executive Officer

/s/ RICHARD J. NADEAU
Executive Vice President and Chief Financial Officer

Date: August 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited the internal control over financial reporting of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Era Systems Corporation, which was acquired on July 30, 2008 and whose financial statements constitute approximately 1% of net and total assets and 2% of revenue of the consolidated financial statement amounts as of and for the year ended June 30, 2009. Accordingly, our audit did not include the internal control over financial reporting at Era Systems Corporation. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended June 30, 2009 of the Company and our report dated August 25, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 25, 2009

Item 9B.	OTHER INFORMATION

None.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein is contained under the heading “Executive Officers of the Registrant” in Part I of this report. Other information required by this Item will be included under the headings “Proposal 2—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership reporting Compliance” in the definitive proxy statement for our 2009 annual meeting of stockholders, or the 2009 proxy statement, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” in the 2009 proxy statement, which sections are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2009 proxy statement, which sections are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the heading “Certain Relationships and Related Transactions” in the 2009 proxy statement, which section is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the heading “Proposal 3—Ratification of Selection of Independent Auditors” in the 2009 proxy statement, which section is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the three years ended June 30, 2009	87

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description
2.2^^	Equity Purchase Agreement dated June 20, 2007 and Closing Agreement dated August 9, 2007, by and among SRA International, Inc., Systems Research Applications Corporation, Constella Group, LLC, and Donald A. Holzworth, as Seller Representative and certain identified shareholders of Constella. Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules of the Equity Purchase Agreement and Closing Agreement are omitted.

3.1††	Amended and Restated Certificate of Incorporation of the Registrant

3.2†	Amended and Restated By-Laws of the Registrant

4.1†	Specimen common stock certificate

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1†	1994 Stock Option Plan, as amended *

10.3†	2002 Stock Incentive Plan *

10.4†	Deferred Compensation Plan for Key Employees, as amended *

10.5†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.6†	Office Lease Agreement, dated May 11, 1999, between the Registrant and Fair Lakes North and South L.P., as amended

10.8†	401(k) Savings Plan, as amended and restated effective January 1, 2001 *

10.8a^	Amendment to 401(k) Savings Plan *

Exhibit Number	Description
10.14†††	Employment Agreement dated April 18, 2007 between SRA International, Inc. and Stanton D. Sloane *

10.14a^^^	Amendment to Employment Agreement date December 31, 2008 between SRA International, Inc. and Stanton D. Sloane *

10.15††††	Credit Agreement, dated as of August 9, 2007

10.15a†††††	Amendment, dated May 29, 2008, to Credit Agreement

10.16^^^	Final Separation Agreement of Stephen C. Hughes *

10.17^^^^	Final Separation Agreement of Barry S. Landew *

10.18^^^^	Consulting Agreement dated May 7, 2009 between SRA International, Inc. and Barry S. Landew *

10.19	Employment Agreement dated May 13, 2009 between SRA International, Inc. and Richard J. Nadeau*

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).
††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-31334).
†††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. (File No. 001-31334).
††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2007 (File No. 001-31334).
†††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2008 (File No. 001-31334).
^	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 001-31334).
^^	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2007 (File No. 001-31334).
^^^	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008. (File No. 001-31334).
^^^^	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. (File No. 001-31334).
*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 25th day of August, 2009.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STANTON D. SLOANE Stanton D. Sloane	President and Chief Executive Officer (Principal Executive Officer)	August 25, 2009

/s/ RICHARD J. NADEAU Richard J. Nadeau	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 25, 2009

/s/ ERNST VOLGENAU Ernst Volgenau	Chairman	August 25, 2009

/s/ JOHN W. BARTER John W. Barter	Director	August 25, 2009

/s/ LARRY R. ELLIS Larry R. Ellis	Director	August 25, 2009

/s/ EDMUND P. GIAMBASTIANI JR. Edmund P. Giambastiani Jr.	Director	August 25, 2009

/s/ MILES R. GILBURNE Miles R. Gilburne	Director	August 25, 2009

/s/ WILLIAM T. KEEVAN William T. Keevan	Director	August 25, 2009

/s/ MICHAEL R. KLEIN Michael R. Klein	Director	August 25, 2009

/s/ DAVID H. LANGSTAFF David H. Langstaff	Director	August 25, 2009

/s/ GAIL R. WILENSKY Gail R. Wilensky	Director	August 25, 2009

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 13 to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 25, 2009

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30,
	2009	2008
Current assets:
Cash and cash equivalents	$74,683	$229,260
Accounts receivable, net	356,261	344,974
Inventories, net	6,786	—
Prepaid expenses and other	37,707	65,353
Deferred income taxes, current	13,924	11,544

Total current assets	489,361	651,131

Property, plant and equipment, net	38,130	37,949

Other assets:
Goodwill	490,481	395,766
Identified intangibles, net	43,235	36,813
Deferred income taxes, noncurrent	1,272	3,217
Deferred compensation trust	6,494	7,747
Other assets	25,320	3,892

Total other assets	566,802	447,435

Total assets	$1,094,293	$1,136,515

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30,
	2009	2008
Current liabilities:
Accounts payable and accrued expenses	$137,443	$163,927
Accrued payroll and employee benefits	111,296	99,742
Billings in excess of revenue recognized	16,598	15,111

Total current liabilities	265,337	278,780

Long-term liabilities:
Long-term debt	75,000	150,000
Deferred compensation liability	6,494	7,747
Other long-term liabilities	5,842	7,052

Total long-term liabilities	87,336	164,799

Total liabilities	352,673	443,579

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 46,633,170 and 45,119,238 shares issued as of June 30, 2009 and 2008; 43,374,449 and 42,840,128 shares outstanding as of June 30, 2009 and 2008	187	180
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 13,100,736 and 14,050,736 shares issued and outstanding as of June 30, 2009 and 2008	52	56
Additional paid-in capital	348,805	333,288
Treasury stock, at cost	(63,656)	(42,076)
Accumulated other comprehensive income	(3,246)	10
Retained earnings	459,478	401,478

Total stockholders’ equity	741,620	692,936

Total liabilities and stockholders’ equity	$1,094,293	$1,136,515

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2009	2008	2007
Revenue	$1,540,556	$1,506,933	$1,268,872
Operating costs and expenses:
Cost of services	1,123,868	1,121,913	954,656
Selling, general and administrative	287,853	240,340	200,204
Depreciation and amortization	30,021	25,263	21,187
Gain on sale of Constella Futures Holding, LLC	(1,939)	—	—
Acquired in-process research and development	900	—	—

Total operating costs and expenses	1,440,703	1,387,516	1,176,047

Operating income	99,853	119,417	92,825
Interest expense	(5,526)	(3,288)	(35)
Interest income	2,283	4,261	6,311
Gain on sale of Mantas, Inc.	—	892	3,674

Income before income taxes	96,610	121,282	102,775
Provision for income taxes	38,610	48,018	39,345

Net income	$58,000	$73,264	$63,430

Earnings per share:
Basic	$1.03	$1.27	$1.12

Diluted	$1.01	$1.24	$1.09

Weighted-average shares:
Basic	56,315,718	57,566,645	56,476,927

Diluted	57,481,742	59,277,059	58,381,788

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock		Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, July 1, 2006	42,158,048	$169	14,459,828	$58	$275,440	(754,736)	$(6,302)	$(888)	—	$264,820	$533,297
Net income	—	—	—	—	—	—	—	—	—	63,430	63,430
Issuance of common stock	1,158,386	4	—	—	8,872	—	—	674	—	—	9,550
Reissuance of treasury stock	—	—	—	—	855	46,392	390	—	—	—	1,245
Purchase of treasury stock	—	—	—	—	—	(3,082)	(84)	—	—	—	(84)
Tax benefits of stock option exercises	—	—	—	—	6,521	—	—	—	—	—	6,521
Shares converted between classes	260,000	1	(260,000)	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,282	—	—	214	—	—	11,496

Balance, June 30, 2007	43,576,434	174	14,199,828	57	302,970	(711,426)	(5,996)	—	—	328,250	625,455
Net income	—	—	—	—	—	—	—	—	—	73,264	73,264
Issuance of common stock	1,393,712	5	—	—	15,022	—	—	—	—	—	15,027
Reissuance of treasury stock	—	—	—	—	481	22,887	198	—	—	—	679
Purchase of treasury stock	—	—	—	—	—	(1,590,571)	(36,278)	—	—	—	(36,278)
Tax benefits of stock option exercises	—	—	—	—	4,667	—	—	—	—	—	4,667
Shares converted between classes	149,092	1	(149,092)	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,148	—	—	—	—	—	10,148
Adoption of FIN 48	—	—	—	—	—	—	—	—	—	(36)	(36)
Foreign currency translation	—	—	—	—	—	—	—	—	$10		10

Balance, June 30, 2008	45,119,238	180	14,050,736	56	333,288	(2,279,110)	(42,076)	—	10	401,478	692,936
Net income	—	—	—	—	—	—	—	—	—	58,000	58,000
Issuance of common stock	563,932	3	—	—	4,597	—	—	—	—	—	4,600
Reissuance of treasury stock	—	—	—	—	(63)	23,608	462	—	—	—	399
Purchase of treasury stock	—	—	—	—	—	(1,003,219)	(22,042)	—	—	—	(22,042)
Tax benefits of stock option exercises	—	—	—	—	323	—	—	—	—	—	323
Shares converted between classes	950,000	4	(950,000)	(4)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,660	—	—	—	—	—	10,660
Foreign currency translation	—	—	—	—	—	—	—	—	(3,256)		(3,256)

Balance, June 30, 2009	46,633,170	$187	13,100,736	$52	$348,805	(3,258,721)	$(63,656)	$—	$(3,246)	$459,478	$741,620

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$58,000	$73,264	$63,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,021	25,263	21,187
Stock-based compensation	10,660	10,148	11,496
Deferred income taxes	1,550	(738)	(5,722)
Gains on sale	(1,939)	(892)	(3,674)
Loss on disposal of property and equipment	—	788	—
Acquired in-process research and development	900	—	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(9,868)	(35,039)	17,425
Inventories	(1,381)	—	—
Prepaid expenses and other	3,763	3,050	(2,667)
Accounts payable and accrued expenses	(6,672)	2,427	(8,991)
Accrued payroll and employee benefits	8,718	13,232	17,385
Billings in excess of revenue recognized	424	(4,085)	11,028
Other	(3,540)	(3,621)	1,547

Net cash provided by operating activities	90,636	83,797	122,444

Cash flows from investing activities:
Capital expenditures	(15,057)	(10,763)	(12,624)
Payments to Spectrum Solutions Group, Inc. shareholders	(9,396)	—	—
Sales and maturities of investments	—	—	9,749
Acquisitions, net of cash acquired	(132,275)	(189,714)	(102,005)
Proceeds from sale of Constella Futures Holding, LLC	14,320	—	—
Proceeds from sale of Mantas, Inc.	—	892	3,674

Net cash used in investing activities	(142,408)	(199,585)	(101,206)

Cash flows from financing activities:
Issuance of common stock	4,600	15,027	9,550
Excess tax benefits of stock option exercises	1,075	4,667	6,521
Reissuance of treasury stock	399	679	1,245
Net repayments under short-term credit facilities	(9,910)	—	—
Borrowings under credit facility	75,000	230,000	—
Repayments under credit facility	(150,000)	(80,000)	—
Payment of financing costs	—	(1,081)	—
Purchase of treasury stock	(22,042)	(36,278)	(84)

Net cash (used in) provided by financing activities	(100,878)	133,014	17,232

Effect of exchange rate changes on cash and cash equivalents	(1,927)	—	—

Net (decrease) increase in cash and cash equivalents	(154,577)	17,226	38,470
Cash and cash equivalents, beginning of period	229,260	212,034	173,564

Cash and cash equivalents, end of period	$74,683	$229,260	$212,034

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$5,761	$2,656	—

Income taxes	$36,451	$51,390	$38,012

Cash received during the period:
Interest	$2,643	$4,376	$6,103

Income taxes	$938	$961	$938

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended June 30,
	2009	2008	2007
Net Income	$58,000	$73,264	$63,430
Foreign currency translation, net of tax	(3,256)	10	—

Comprehensive income	$54,744	$73,274	$63,430

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2009, 2008, and 2007

1.	Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly-owned subsidiaries (SRA or the Company). All intercompany transactions and balances have been eliminated.

Nature of Business

SRA provides technology and strategic consulting services and solutions to clients in national security, civil government, and health care and public health. The Company derives a substantial portion of its revenue from services provided to federal government clients. Revenue from contracts with federal government agencies was 92%, 95%, and 99% of total revenue for the fiscal years ended June 30, 2009, 2008, and 2007. No client or client group accounted for more than 10% of revenue in any year presented.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Although the Company is organized into numerous strategic business units, the Company has one operating segment.

Accounting Estimates

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on the Company’s historical experience and various other factors that are deemed reasonable at the time the estimates are made. The Company re-evaluates its estimates quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. Management believes the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets and accounting for stock compensation expense. If any of these estimates or judgments proves to be incorrect, the Company’s reported results could be materially affected.

Revenue Recognition

Contract Accounting

Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. Revenue associated with work performed prior to the completion and signing of contract documents is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where the Company performs systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is generally recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is generally recognized based on costs incurred because these services are directed by the Company’s customers and are subject to their needs which fluctuate throughout the contract period. The Company considers performance-based fees, including award fees, under any contract type to be earned when it can demonstrate satisfaction of performance goals, based upon historical experience, or when the Company receives contractual notification from a client that the fee has been earned. Billings for hardware or software purchased by customers under one of the Company’s contracts where it acts as an agent to the transaction are excluded from the Company’s revenue and cost of services, except to the extent of any handling fee or profit earned. Fees paid by the Company as an agent to investigators and test subjects in connection with clinical research trials are also excluded from revenue and cost of services, except to the extent of any profit earned.

Contract revenue recognition inherently involves estimation. The Company records the cumulative effect of a revision in revenue or profit recorded in the period in which the facts requiring the revision become known. Anticipated contract losses are recognized in the period in which they become probable and can be reasonably estimated.

Reserves for the collectability of accounts receivable are recorded when the Company determines that it is probable that it will not collect all amounts due and the amount of the reserve requirements can be reasonably estimated.

Software Licensing and Related Activities

The Company enters into arrangements, which may include the sale of licenses of the Company’s proprietary software, consulting services and maintenance, or various combinations of each element. The Company recognizes revenue for the sale of software licenses when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations remain. Services revenues are recorded as set forth in the section above entitled “Contract Accounting.” Maintenance revenues are recorded using a straight-line method. In the limited cases where return or refund rights have been offered, the Company defers all revenue recognition until the end of the return or refund period. Total software licensing sales were $7.7 million, $6.2 million, and $5.4 million for the years ended June 30, 2009, 2008, and 2007, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs, which are included in selling, general and administrative expenses, were $2.1 million (excluding $0.9 million of in-process research and development costs, which are presented on a separate line in the consolidated statement of operations, for our acquisition of Era Systems Corporation (Era)—See Note 2), $1.4 million, and $1.2 million for the years ended June 30, 2009, 2008, and 2007, respectively.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets and intangible assets may not be fully recoverable, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If impairment is indicated as a result of this review, the Company recognizes a loss based on the amount by which the carrying amount exceeds the estimated discounted future cash flows. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives, typically determined with the assistance of an outside valuation firm, of 2 to 12 years.

Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is assessed for impairment annually by comparing the carrying value of the assets and liabilities of the reporting unit to which goodwill is assigned to the estimated fair value of the reporting unit using a discounted cash flow approach.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (FIN 48) on July 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The Company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the Company’s financial statements in accordance with generally accepted accounting principles. The Company recognizes accrued interest and penalties related to uncertain tax positions in the provision for income tax expense.

As a result of this review process, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities of approximately $36,000 through a charge to retained earnings in fiscal year 2008. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $0.6 million. If the Company’s positions are sustained by the taxing authority, the Company’s income tax liability at June 30, 2009 would be reduced by $0.5 million. The Company does not anticipate any material changes in this position in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2005 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2004 may remain subject to examination by tax authorities.

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

Significant Non Cash Transactions

As part of the acquisition of Era in July 2008, the Company assumed U.S. dollar equivalent debt of approximately $11.6 million related to Era’s existing credit facilities. The payoff of this debt during fiscal year 2009 is reflected in the financing section of the statement of cash flows.

As part of the sale of Constella Futures Holding, LLC (Futures), the Company has notes receivable from the buyers totaling $22.2 million (see Note 2).

Investments in Debt Securities

The Company considers all investments with current maturity dates of one year or less that do not qualify as cash equivalents to be short-term investments. The Company classifies all investments in debt securities as held-to-maturity and accounts for these investments at amortized cost.

Restricted Cash

The Company’s global clinical development (GCD) business receives advances from its customers which are restricted as to withdrawal or usage. For certain contracts, which were part of the Era acquisition, we are holding amounts in escrow until customer acceptance of the deliverables has occurred. Restricted cash balances of $1.4 million and $1.2 million as of June 30, 2009 and 2008, respectively, are included in prepaid expenses and other assets on the consolidated balance sheet.

Inventory

The Company’s inventories relate to the production facilities in the Czech Republic, which were part of the Era acquisition. Inventories consist of materials and labor, and are stated at the lower of average cost or market value. Cost of sales is determined using the fist-in, first-out (FIFO) method. The value of the inventory is reduced for possible excess and obsolete inventory based on the Company’s estimates of future demand and market conditions.

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property and equipment was $18.2 million, $15.4 million, and $14.4 million for the years ended June 30, 2009, 2008, and 2007, respectively. Fiscal year 2009 depreciation includes an impairment charge of $1.1 million related to the long term assets of our GCD business.

Accounting for Stock-Based Compensation

The Company records stock compensation based on the estimated fair value of the stock options or the restricted shares granted, and estimates forfeitures and recognizes expense only for those share-based awards that are expected to vest. Forfeiture estimates are made at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. The Company recorded $10.7 million, $10.1 million and $11.5 million of stock-based compensation expense for the years ended June 30, 2009, 2008 and 2007, respectively. As of June 30, 2009, there was $18.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The total unrecognized compensation cost is expected to be fully amortized in four years, with $7.7 million of the amortization being recognized in the next 12 months.

The Company has 10-year and 15-year options. The Company uses the Black-Scholes-Merton option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The following weighted-average assumptions were used for option grants during the years ended June 30, 2009, 2008, and 2007:

Expected Volatility. The expected volatility of the Company’s shares is estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the years ended June 30, 2009, 2008, and 2007 was 40%, 33% and 31%, respectively.

Expected Term. The expected term is estimated based upon exercise experience of option grants made in the past to Company employees. Historical experience shows that employees typically exercise options prior to the end of the contractual term. The expected term used in valuing options granted was 6 years for fiscal year 2009 and 5 years for fiscal years 2008 and 2007.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The weighted-average risk-free interest rate used in valuing options granted during the years ended June 30, 2009, 2008, and 2007 was 2.0%, 3.9%, and 4.7%, respectively.

Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero for all periods presented.

Lease Expense

Incentives for tenant improvements are recorded as liabilities and amortized as reductions in rent expense over the term of the respective leases. The Company recognizes rent expense, including escalated rent and rent holidays, on a straight-line basis over the term of the lease.

Facility Exit Costs

Liabilities associated with facility exit activities are valued using the estimated fair value. In determining the fair value of the facility exit charge, the Company made estimates related to potential sublease income and future exit costs. If actual amounts differ from the Company’s estimates, the amount of the facility exit charge could be impacted. Amounts related to abandonment of excess leased facilities will continue to be paid through the end of the lease terms, with the latest expiring in fiscal year 2012.

Costs of Acquisitions

Costs incurred by legal, financial and other professional advisors who are directly related to successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued.

Fair Value of Financial Instruments and Concentration of Credit Risk

The Company’s financial instruments include cash and cash equivalents, short term and long term investments, accounts receivable, accounts payable, debt and derivative instruments. As of June 30, 2009 and 2008, the carrying value of financial instruments approximated fair value. The Company believes that concentrations of credit risk with respect to cash equivalents and investments are limited due to the high credit quality of these investments. The Company’s investment policy requires that investments be in direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poor’s. The Company’s policy does not allow investment in any equity securities or the obligations of any entity under review for possible downgrade by a major rating service to a debt rating below single-A.

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

Foreign Currency Translation

The functional currencies for the Company’s international operations are their respective local currencies and the assets and liabilities are translated in U.S dollars at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted-average exchange rate during the period. The net translation gains and losses are not included in determining net income, but rather are accumulated as a separate component of stockholders’ equity.

Derivative Instruments and Hedging Activities

Under U.S. generally accepted accounting principles, derivatives are recognized as either assets or liabilities in the consolidated balance sheet. The classification of gains and losses resulting from the changes in fair values is dependent on both the intended use of the derivative and whether the Company chooses to designate the derivative as an accounting hedge. Gains and losses on derivatives that are both designated as an accounting hedge, and determined to be an effective hedge, are deferred in accumulated other comprehensive income in the accompanying consolidated balance sheets, and then recognized when the related transaction is settled. Gains and losses on derivatives that are not designated as an accounting hedge, or are not determined to be an effective hedge, are recorded in the accompanying consolidated statements of operations.

The Company is subject to foreign exchange risk related to transactions executed in non-functional currencies. Beginning in the fourth quarter of fiscal year 2009, the Company began utilizing forward contracts to offset the impact of changes in foreign currency exchange rates on the portion of the trade accounts receivable of its Era subsidiary in the Czech Republic that are due to the Company in Euros whereas the functional currency of the subsidiary is the Czech Koruna. The Company has not designated any of these derivative instruments as an accounting hedge and, accordingly, all of these derivative instruments are marked to fair value at each balance sheet date and all gains and losses are recognized as income or expense immediately. The fair value of outstanding forward contracts at June 30, 2009 was not material as all of the contracts were purchased on June 29, 2009. Total foreign currency transaction gains were $1.3 million in fiscal 2009, including net gains of $0.3 million realized from the settlement of forward contracts recognized in earnings during fiscal year 2009.

The Company is authorized to enter into interest rate hedging agreements to manage exposure to fluctuations in rates on its variable rate debt. These agreements would effectively allow the Company to exchange variable rate debt for fixed rate debt, or to place an upper limit on variable rate debt through the use of an interest rate cap. There were no interest rate hedging agreements outstanding at June 30, 2009 or during fiscal years 2007, 2008, or 2009.

Earnings Per Share

The Company calculates basic earnings per share (EPS) by dividing reported net income by the basic weighted-average number of common shares outstanding. The Company calculates diluted EPS to present the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted-average common equivalent shares is due to the effect of potential future exercises of stock options and vesting of restricted stock shares.

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

U.S. generally accepted accounting principles require that basic and diluted EPS be calculated using the if-converted method for class A common stock and the two-class method for class B common stock. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the weighted-average of dividends declared, outstanding shares per class and participation rights in undistributed earnings. The computation of EPS by applying the two-class method for the Company does not and cannot yield a different result than that provided using the if-converted method because net income is allocated between class A and class B common stock proportionately. The dilutive effect of stock options for each period presented is summarized below:

	2009	2008	2007
Basic weighted-average class A common shares outstanding	42,415,430	43,450,681	42,151,157
Basic weighted-average class B common shares outstanding	13,900,288	14,115,964	14,325,770

Total basic weighted average common shares outstanding	56,315,718	57,566,645	56,476,927

Dilutive effect of common stock equivalents	1,166,024	1,710,414	1,904,861

Diluted weighted-average common shares outstanding	57,481,742	59,277,059	58,381,788

Stock options that were not included in the computation of diluted weighted-average common shares outstanding, because to do so would have been antidilutive were 3,471,698, 1,586,075, and 1,749,771 for the years ended June 30, 2009, 2008, and 2007, respectively.

Treasury Stock

The Company may elect to repurchase shares of outstanding common stock from employees upon the exercise of stock options, or upon the vesting of restricted stock, for the purpose of satisfying the minimum required tax withholding. Shares may also be repurchased as part of the repurchase program described in Note 12. Treasury stock is recorded at cost and is included as a deduction from total stockholders’ equity on the consolidated balance sheet. The Company may reissue shares from treasury, typically as part of the 401(k) match described in Note 11. The cost of shares issued from treasury is calculated based on the weighted average cost paid by the company to acquire the shares. Gains on sales of treasury stock are credited to additional paid-in capital; losses are also charged to additional paid-in capital to the extent that previous net gains from sales of the same class of stock are included therein.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) expands the definition of a business and establishes the use of the “acquisition method” for business combinations which requires the measurement and recognition of all assets and liabilities (including goodwill) of an acquired business at fair value on the acquisition date, which is the date that the acquirer obtains control of the business. Among other things, the standard establishes new guidelines for the expensing of transaction and restructuring costs, fair value measurement of contingent consideration in earnings, and capitalization of in-process research and development. The standard also modifies the presentation and recording of deferred taxes and establishes the conditions under which a bargain purchase could result in a gain. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after July 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows. The adoption of this new standard on November 15, 2008 did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. The adoption of this FSP on July 1, 2009 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which reorganizes the GAAP hierarchy. The standard transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. The adoption of this new standard on November 15, 2008 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements effective July 1, 2008. This adoption did not have a material effect on the Company’s financial statements. The effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities was delayed until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities on July 1, 2009 is not expected to have a material impact on the Company’s financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share pursuant to the two-class method as described in SFAS No. 128, Earnings per Share. Implementation of FSP EITF 03-6-1 in the first quarter of fiscal year 2010 is likely to narrow the difference between basic earnings per share and diluted earnings per share in future periods.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the fourth quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 25, 2009.

In June 2009, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP. SFAS 168 and the Codification are effective beginning July 1, 2009. SFAS 168 does not otherwise modify existing GAAP. The adoption of this standard is not expected to have any impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to prior-period balances to conform to the current-period presentation, including the reclassification of restricted cash into prepaid expenses and other assets.

2.	Acquisitions:

Spectrum Solutions Group, Inc.

In November 2005, the Company acquired Spectrum Solutions Group, Inc. (Spectrum), a privately-held provider of enterprise solutions to the federal government, for approximately $9.8 million, including direct transaction costs of approximately $0.1 million. The equity purchase agreement provided for two additional purchase price payments contingent upon the achievement of certain milestones by Spectrum. The Company made a payment to former Spectrum shareholders of $8.0 million in January 2007 at the conclusion of the first earn-out period. This resulted in additional goodwill of $8.0 million. In September 2008, the Company paid $7.0 million to all but one of the Spectrum shareholders. This payment resulted in additional goodwill of $7.0 million. The Company had been involved in a legal proceeding with the shareholder referenced above, who asserted entitlement to a second earn-out payment. The Company made a final payment of $2.4 million in April 2009 to this shareholder which resulted in additional goodwill. No further earn-out payments will be made related to the acquisition of Spectrum.

RABA Technologies, LLC

In October 2006, the Company completed its acquisition of RABA Technologies, LLC (RABA), a provider of high-end technical services to the national security and intelligence communities. RABA’s services include software development, systems integration and operational support. The Company acquired RABA for approximately $95.3 million, including direct transaction costs, from cash on hand. Approximately $11.4 million of the purchase price was allocated to identified intangible assets and approximately $79.2 million to goodwill. The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Constella Group, LLC

On August 9, 2007, the Company acquired Constella Group, LLC (Constella). At the time of acquisition, Constella provided three interrelated service offerings: domestic health sciences, international health development and global clinical development. The Company acquired Constella for a total purchase price of approximately $191.3 million, which includes direct transaction costs of approximately $0.7 million and cash acquired of $1.6 million. Approximately $18.7 million was placed into escrow as security for the payment of post-closing net asset adjustments and to secure indemnification obligations of Constella’s shareholders.

The Company recorded post-closing net asset adjustments in fiscal 2008 of $37.6 million related to tax liabilities. The Company established a receivable from sellers at June 30, 2008 which was included in prepaid expenses and other assets related to these tax liabilities. Approximately $14.5 million of this receivable related to the uncertain income tax positions discussed in Note 13 and the remaining $23.1 million related to service taxes and employment taxes. In addition to the $37.6 million of tax liabilities, the Company recorded a receivable of $6.8 million as of June 30, 2008, for legal and tax compliance costs incurred by the Company which were expected be recovered from the sellers. This receivable totaling $44.4 million as of June 30, 2008 was settled as part of the divestiture of Constella Futures Holdings, LLC, (Futures) as discussed below.

Purchase Price Allocation

Under the purchase method of accounting, the assets and liabilities of Constella were recorded at their respective fair values based on management’s estimates as of the date of acquisition which are based, in part, on third-party valuations. The allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$1,582
Restricted cash	667
Accounts receivable, net	47,436
Prepaid expenses and other	3,224
Property and equipment	6,735
Other assets	154
Accounts payable and accrued expenses	(12,988)
Tax liabilities	(37,615)
Accrued payroll and employee benefits	(4,799)
Billings in excess of revenue recognized	(2,216)
Other long-term liabilities	(3,515)

Net liabilities acquired	(1,335)
Definite-lived intangible assets acquired	15,780
Receivable from sellers	37,615
Goodwill	139,236

Total adjusted purchase price	$191,296

Intangible Assets

In allocating the purchase price, the Company considered, among other factors, its intended future use of the acquired assets, analyses of historical financial performance and estimates of future performance under Constella’s contracts. The fair values of intangible assets and their estimated useful lives were based in part on work completed by a third-party valuation firm. These intangible assets are amortized on a straight-line basis over the estimated useful lives indicated below. The following table sets forth the component values of the acquired intangible assets (in thousands):

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

	Fiscal Year Ended June 30,
	2008	2007
Revenue	$1,528,886	$1,465,381
Operating income	$119,341	$101,822
Net income	$72,661	$65,253
Diluted earnings per share	$1.23	$1.12

Divestiture of Constella Futures Holding, LLC

On September 2, 2008, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures), a wholly-owned subsidiary of Constella, to a group of private investors led by the former Constella chairman and chief executive officer for a total estimated purchase price of approximately $38.8 million. The transaction resulted in a pre-tax gain of approximately $1.9 million and an $8.4 million reduction of goodwill. The operating results of Futures are included in the operating results of the Company in the accompanying consolidated statements of operations for fiscal year 2009 through the date of the sale and for fiscal year 2008 from the date of acquisition.

The buyers of Futures paid $16.6 million cash, and provided a $10.0 million senior promissory note, and a $7.5 million senior net asset note, the principal amount of which is subject to adjustment based on a determination of final net assets. The Company estimates that final net assets will increase the principal amount of the net asset note to $12.2 million. The buyer has not agreed to the amount claimed of $12.2 million and the Company believes it is likely that the matter will be submitted to arbitration. Both senior notes bear interest at 6% per annum, which is payable monthly, and are secured by a $7.0 million bank letter of credit, a $3.0 million personal guaranty, and the assets of Futures as a new company. The senior net asset note is to be paid in three installments. Payments of $2.0 million each are due on both September 1, 2009 and 2010 and the remainder is due to be paid on September 1, 2011. The senior promissory note is to be paid in two installments of $1.0 million and $9.0 million on September 1, 2012 and 2013, respectively.

As a result of the sale, the escrow established in connection with the Constella acquisition was reduced from $18.7 million to $1.0 million and the Company received $5.4 million from escrow as reimbursement for indemnified costs and $12.3 million plus interest was returned to the Constella shareholders. As part of the purchase accounting allocation, the Company had recorded approximately $44.4 million related to pre-acquisition tax liabilities and legal and compliance costs related to the Futures business along with an offsetting receivable from the Constella sellers. The majority of the tax liabilities were relieved as a result of the Futures sale and therefore, the liabilities have been reduced to $0.2 million, which, if incurred, the Company expects to recover from the remaining escrow. These liabilities are included in other long term liabilities on the consolidated balance sheet as of June 30, 2009.

The parties entered into a transition services agreement pursuant to which the Company provided services to Futures through December 31, 2008 to assist with the transition of human resources, information technology, and financial operations. Fees for these services were billed at cost and were approximately $0.2 million in fiscal year 2009.

Era Systems Corporation

On July 30, 2008, the Company acquired Era Systems Corporation, a privately-held provider of advanced surveillance technologies and flight tracking solutions for the air traffic management, airport operations, military and security markets. The results of Era’s operations have been included in these consolidated financial statements since that date. The Company acquired Era for approximately $125.5 million, which includes direct transaction costs of approximately $0.8 million and cash acquired of $1.1 million. Of the total cash consideration paid, $12.5 million was placed into escrow as security for the payment of post-closing net working capital adjustments and $12.5 million was placed into escrow to secure indemnification obligations of Era’s stockholders.

Net working capital adjustments totaling $10.6 million have been submitted to the sellers and the claim is currently in arbitration. Era’s stockholders’ representative filed an objection to the Company’s claim and asserted that the additional amount owed by the sellers due to the net working capital adjustment should be $3.0 million. The Company has established a receivable from sellers of $12.5 million.

Based on a preliminary allocation, approximately $24.3 million of the purchase price was allocated to definite-lived intangible assets acquired and approximately $87.2 million was allocated to goodwill. The identified intangibles included in-process research and development of $0.9 million, which was expensed immediately. The remaining $23.4 million of identified intangible assets are being amortized over estimated useful lives ranging from 2 years to 20 years. The purchase price allocation involves management judgments and estimates and will be finalized upon resolution of the closing balance sheet dispute and any resulting net working capital adjustments to the purchase price.

The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Interface and Control Systems, Inc.

On July 2, 2008, the Company acquired Interface and Control Systems, Inc. (ICS), a privately-held product development and engineering services firm specializing in real-time, embedded and autonomous command and control software systems for space applications. The results of ICS’s operations have been included in these consolidated financial statements since that date.

The Company acquired ICS for a total purchase price of approximately $8.5 million, which includes direct transaction costs of approximately $0.2 million and cash acquired of $0.6 million. Of the total cash consideration paid, approximately $0.8 million was placed into escrow as security for the payment of post-closing net asset adjustments and to secure indemnification obligations of ICS’s shareholders.

The Company finalized the purchase price allocation for the acquisition of ICS in fiscal year 2009. Based on the final allocation, approximately $1.0 million of the purchase price was allocated to definite-lived intangible assets acquired, and approximately $6.5 million was allocated to goodwill. The identified intangible assets will be amortized over estimated useful lives ranging from 2 years to 10 years.

The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

3.	Accounts Receivable:

Accounts receivable as of June 30, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Billed and billable, net of allowance of $3,429 and $2,835 as of June 30, 2009 and 2008, respectively	$312,402	$319,418

Unbilled:
Retainages	4,066	4,616
Revenue recorded in excess of milestone billings on fixed-price contracts	38,466	15,186
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	4,337	7,614
Allowance for unbillable amounts	(3,010)	(1,860)

Total unbilled	43,859	25,556

Total accounts receivable	$356,261	$344,974

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $1.0 million of retainages are not expected to be billed and collected within one year.

4.	Inventories:

Inventories as of June 30, 2009 consisted of the following (in thousands):

Raw materials	$4,493
Work in process	2,452

Total inventory	6,945
Allowance for obsolescence	(159)

Total inventory, net	$6,786

5.	Prepaid Expenses and Other:

Prepaid expenses and other as of June 30, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Receivable from Era Systems Corporation sellers (see Note 2)	$12,500	—
Receivable from Constella Group, LLC sellers (see Note 2)	—	$44,387
Prepaid maintenance and software	7,006	7,679
Lease receivable from customer	2,219	1,482
Short term portion of note receivable from Futures divestiture (see Note 2)	2,000	—
Other	13,982	11,805

Total prepaid expenses and other	$37,707	$65,353

6.	Property, Plant and Equipment:

The components of property and equipment as of June 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Land	$416	—
Buildings and improvements	2,755	—
Leasehold improvements	28,582	$25,134
Furniture, equipment, and software	86,558	77,995

Subtotal	118,311	103,129
Less: Accumulated depreciation and amortization	(80,181)	(65,180)

Total property and equipment, net	$38,130	$37,949

7.	Goodwill and Identified Intangible Assets:

The components of goodwill and identified intangible assets as of June 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Goodwill	$490,481	$395,766
Identified intangible assets	79,789	62,484

Subtotal	570,270	458,250
Less: Accumulated amortization	(36,554)	(25,671)

Total goodwill and identified intangibles	$533,716	$432,579

The Company performed the annual goodwill impairment analysis as of January 1, 2009 and concluded that there was no impairment of goodwill.

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of July 1, 2006	$169,334
Acquisition of Spectrum	8,000
Acquisition of RABA	79,196

Balance as of June 30, 2007	256,530
Acquisition of Constella Group, LLC	139,236

Balance as of June 30, 2008	395,766
Acquisition of Era Systems Corporation	87,229
Acquisition of Interface and Control Systems, Inc.	6,511
Payments to Spectrum shareholders.	9,396
Divestiture of Constella Futures Holding, LLC.	(8,421)

Balance as of June 30, 2009	$490,481

Identified intangible assets consisted of the following (in thousands):

	Weighted- Average Useful Life Remaining	2009			2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 years	$57,605	$(33,387)	$24,218	$62,044	$(25,359)	$36,685
Technology and other	7 years	22,184	(3,167)	19,017	440	(312)	128

Total identified intangible assets		$79,789	$(36,554)	$43,235	$62,484	$(25,671)	$36,813

Amortization expense of identified intangible assets was $11.8 million, $9.8 million, and $6.8 million for the years ended June 30, 2009, 2008, and 2007, respectively. Identified intangible assets are being amortized on a straight-line basis over a period of 2 to 20 years. Estimated amortization expense is as follows for the periods indicated (in thousands):

Years ending June 30,
2010	$10,344
2011	8,836
2012	6,177
2013	5,167
2014	4,425
Thereafter	8,286

Total	$43,235

8.	Other Long-Term Assets:

Other long-term assets as of June 30, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Long-term portion of note receivable from Futures divestiture (see Note 2)	$20,219	—
Capitalized software development costs and other assets	5,101	$3,892

Total other long-term assets	$25,320	$3,892

9.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses as of June 30, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Vendor obligations	$129,892	$121,942
Tax liabilities (see Note 2)	—	36,084
Current taxes payable and other	7,551	5,901

Total accounts payable and accrued expenses	$137,443	$163,927

10.	Accrued Payroll and Employee Benefits:

Accrued payroll and employee benefits as of June 30, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Accrued salaries and incentive compensation	$43,024	$42,086
Accrued leave	47,103	39,555
Accrued fringe benefits	21,169	18,101

Total accrued payroll and employee benefits	$111,296	$99,742

11.	Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan (Plan). All regular and full-time employees are generally eligible to participate in the Plan. The Board of Directors of SRA may elect to make matching or other discretionary contributions to the Plan. The Company’s matching contribution expense was $14.8 million, $12.9 million, and $12.5 million for the years ended June 30, 2009, 2008, and 2007, respectively, including the value of the stock described in the next paragraph.

Plan participants may elect to receive matching contributions in cash, company stock, or a combination of the two. Matching contributions are earned by participants on the basis of their calendar year contributions to the Plan. The Company makes the matching contributions, including the transfer of class A common stock, each January for participant contributions made during the previous calendar year. The Company contributed 23,608, 22,887, and 46,392 shares of class A common stock to the Plan during the years ended June 30, 2009, 2008, and 2007, respectively.

12.	Stockholders’ Equity and Stock Options:

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

Stock Based Benefit Plans

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. As of June 30, 2009, 8,712,727 shares of class A common stock are reserved for future issuance pursuant to the 2002 plan. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the compensation committee of the Board of Directors, which determines the number of shares covered by options, and the exercise price, vesting period, and duration of option grants. The Board of Directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. The 2002 plan expires in March 2012.

The following table details the components of stock-based compensation expense recognized in earnings in each of the last three fiscal years (in thousands):

	2009	2008	2007
Stock options	$4,363	$7,405	$10,647
Restricted stock	6,297	2,743	849

Total stock based compensation expense	$10,660	$10,148	$11,496

Stock Option and Restricted Stock Activity

The Black-Scholes-Merton weighted-average value of options granted for the years ended June 30, 2009, 2008, and 2007, was $5.47, $8.94, and $9.27, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the years ended June 30, 2009, 2008, and 2007, was $3.7 million, $4.9 million, and $5.2 million respectively. The total intrinsic value of options exercised was $3.8 million, $20.3 million, and $21.1 million for fiscal years 2009, 2008 and 2007, respectively. The options vest at the rate of 25% per year, beginning on the date of grant and expire ten years from the grant date. During the years ended June 30, 2009, 2008 and 2007, the Company also granted 495,026, 200,848 and 295,337 nonvested restricted shares at a weighted-average grant date fair market value of $22.73, $25.47 and $26.02 per share, respectively. These shares vest at the rate of 25% per year.

The following table summarizes stock option activity for the year ended June 30, 2009:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option, July 1, 2008	5,428,895	$21.24	$23,721
Options granted	837,380	15.33	—
Options exercised	(360,310)	8.24	3,809
Options cancelled and expired	(415,704)	28.40	51

Shares under option, June 30, 2009	5,490,261	$20.64	$10,990

Options exercisable at June 30, 2009	3,873,744	$20.38	$8,725

The following table summarizes restricted stock activity for the year ended June 30, 2009:

	Number of Shares	Weighted-Average Grant-Date Value
Nonvested restricted shares at July 1, 2008	380,917	$25.91
Restricted shares granted	495,026	22.73
Restricted shares vested	(110,664)	18.85
Restricted shares forfeited	(153,760)	24.50

Nonvested restricted shares at June 30, 2009	611,519	$23.67

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 95% of the average of the high and low price of the class A common stock on the last day of each offering period. Employees purchased 81,710, 45,510, and 47,347 shares for the years ended June 30, 2009, 2008, and 2007, respectively, under the ESPP.

Common Stock Repurchase

On May 2, 2007, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s class A common stock. On July 31, 2008, the Board authorized the repurchase of up to an additional $100 million of the Company’s class A common stock. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions. The Company is not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time.

Under these share repurchase authorizations the Company repurchased 968,794 shares and 1,500,944 shares in fiscal year 2009 and 2008, respectively. The total cost of the shares repurchased under these authorizations was $21.4 million and $34.0 million in fiscal year 2009 and 2008, respectively. As of June 30, 2009, repurchases under the May 2, 2007 authorization were complete and approximately $84.6 million remained of the $100.0 million repurchase amount authorized on July 31, 2008. In fiscal 2009 and 2008, the Company also paid $0.6 million and $2.3 million, respectively, to repurchase shares from employees to satisfy the minimum required tax withholdings related to stock option exercises and the vesting of restricted stock.

13.	Income Taxes:

The provision for federal and state income taxes for the years ended June 30, 2009, 2008, and 2007, included the following (in thousands):

	2009	2008	2007
Current provision:
Federal	$31,064	$41,523	$37,789
State	5,996	7,233	7,278
Deferred provision:
Federal	1,186	(793)	(5,127)
State	364	55	(595)

Total income tax provision	$38,610	$48,018	$39,345

The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended June 30, 2009, 2008, and 2007 as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.2	4.2
Municipal bond interest	0.0	(0.1)	(0.9)
Nondeductible expenses and other	0.8	0.5	0.0

Effective tax rate	40.0%	39.6%	38.3%

The components of the net deferred tax asset as of June 30, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Compensated absences and other accruals not yet deductible for tax purposes	$23,585	$20,226
Financial statement depreciation in excess of tax depreciation	3,740	5,167
Deferred compensation	2,530	2,707
Nonqualified stock awards	12,881	10,678
Net operating loss carryforwards of acquired companies	7,765	—
Other	1,701	268

Total deferred tax assets	52,202	39,046

Deferred tax liabilities:
Identified intangible assets	(27,725)	(14,155)
Prepaid expenses	(3,033)	(2,291)
Unbilled contract revenue	(4,676)	(6,359)
Capitalized software	(1,572)	(1,480)

Total deferred tax liabilities	(37,006)	(24,285)

Net deferred tax asset	$15,196	$14,761

The Company’s deferred tax asset related to net operating loss carryforwards of acquired companies, reflects a benefit that will be taken against U.S. taxable income. This benefit will begin to expire in calendar year 2022.

Uncertain Tax Positions

The change in the Company’s liability for uncertain tax positions during the fiscal years ended June 30, 2009 and 2008 is as follows (in thousands):

Balance at July 1, 2008	$572
Acquisitions	6,442
Settlements	(273)
Lapse of applicable statute of limitations	(38)

Net change in uncertain tax positions	6,131

Balance at July 1, 2008	6,703
Disposals	(6,068)
Settlements	—
Lapse of applicable statute of limitations	(45)

Net change in uncertain tax positions	(6,113)

Balance at June 30, 2009	$590

As of June 30, 2008, the Company had recorded liabilities of $14.5 million related to gross uncertain tax positions (including estimated interest and penalties) assumed in connection with the Constella acquisition and had established an offsetting receivable from sellers under the terms of the equity purchase agreement. As discussed in Note 2, all but $0.2 million of these liabilities related to Constella Futures Holding, LLC, which was sold on September 2, 2008. Therefore, the liabilities have been reduced to $0.2 million as of June 30, 2009, which, if realized, the Company expects to recover from the remaining escrow.

14.	Commitments and Contingencies:

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

For contracts with the Department of Defense and related agencies, the U.S. Department of Defense Inspector General and its agencies are reviewing current and past compliance with network security-related contractual obligations. Depending on the review results, the Company may be required to make changes to its current processes and may be required to adjust certain contract prices or prior payments. The Company expects to make increased expenditures in fiscal year 2010 and 2011 to improve its network security. It is not possible at this time to determine whether adjustments, if any, to contract prices or prior payments will be required or, if required, whether such adjustments will have a material effect on the Company’s financial position, results of operations, or cash flows. The Company is actively cooperating with this review.

Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, the Company would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit. Federal government contractors who fail to comply with applicable government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the government, or other remedies. Management believes the Company has complied with applicable procurement-related statutes and regulations.

Leases

Net rent expense for the years ended June 30, 2009, 2008, and 2007 was as follows (in thousands):

	2009	2008	2007
Office space	$36,813	$39,554	$30,637
Sublease income	(2,126)	(2,443)	(1,486)

Subtotal	34,687	37,111	29,151
Furniture and equipment	1,185	801	707

Total	$35,872	$37,912	$29,858

The following table summarizes our future minimum rental commitments under noncancellable operating leases, primarily for office space, as of June 30, 2009 (in thousands).

	Rental Commitments	Sublease Income	Net Commitments
Years ending June 30,
2010	$33,625	$245	$33,380
2011	30,735	70	30,665
2012	27,276	—	27,276
2013	23,116	—	23,116
2014	18,677	—	18,677
Thereafter	31,843	—	31,843

Total minimum lease payments	$165,272	$315	$164,957

The Company leases all of its office facilities. Leases for certain office space entitle the Company to incentives for tenant improvements, rent holidays, or rent escalation clauses pursuant to its lease agreements. Certain lease commitments are subject to adjustment based on changes in the Consumer Price Index.

Capitalized lease obligations included in accounts payable and accrued expenses were $0.2 million as of both June 30, 2009 and 2008 and represent the current portion of amounts due under leases for the use of computers and other equipment. The long-term portion of the capital lease obligations was approximately $0.2 million and $0.6 million at June 30, 2009 and 2008, respectively and is included in other long-term liabilities. Included in property and equipment are leased assets of $0.2 million and $0.5 million net of accumulated amortization of $0.9 million and $1.2 million as of June 30, 2009 and 2008, respectively.

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

In May 2001, Mantas, which was previously one of our service offerings, was contributed to Mantas, Inc., a separate company. In October 2006, i-flex solutions completed its acquisition of Mantas, Inc. The Company recognized a total pre-tax gain of approximately $3.7 million during fiscal 2007 related to the sale and $0.9 million during fiscal 2008 upon the release of funds pursuant to the terms of the escrow agreement.

16.	Debt:

The Company has a $285 million unsecured revolving credit facility that terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. Outstanding borrowings under the credit facility bear interest at a rate per annum equal to, at the election of the Company, (i) LIBOR plus an applicable margin ranging from 0.65% to 0.95%, with such margin varying according to the Company’s leverage ratio, plus a utilization fee of 0.125% if outstanding borrowings exceed 50% of the credit facility, or (ii) an alternative base rate equal to the higher of the bank’s prime rate or 0.5% above the Federal Funds Rate. In addition, the Company is required to pay the lenders a facility fee on the total committed amount under the credit facility ranging from 0.100% to 0.175% per annum, depending upon the Company’s leverage ratio.

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

The Company capitalized $1.1 million of debt financing costs associated with the origination of the credit facility and the subsequent amendment during the year ended June 30, 2008. These debt financing costs are being amortized on a straight-line basis from the date incurred to the August 9, 2012 expiration date. Approximately $0.5 million of the unamortized balance at June 30, 2009 is included in long-term assets and $0.2 million is included in other current assets.

At June 30, 2009, the Company had $75 million outstanding on the credit facility which is included in long-term liabilities. The weighted-average rate of interest on the outstanding borrowings was approximately 2.6% for the year ended June 30, 2009. As of June 30, 2009, outstanding borrowings bear interest at a rate of approximately 1.2%. The Company was in compliance with all debt covenants as of June 30, 2009. Amortization of deferred debt financing costs is included in interest expense and was $0.2 million and $0.1 million in fiscal year 2009 and 2008, respectively.

17.	Facility Exit Costs:

During the fiscal year ended June 30, 2008, in order to improve the Company’s overall cost structure going forward, the Company initiated activities to consolidate certain facilities and sublease excess space. During the fiscal year ended June 30, 2008, the Company recognized a total facility exit charge of $3.3 million, which was included in selling, general and administrative expenses. Of this total, approximately $3 million relates to lease exit costs associated with vacating the facilities and the remainder relates to the write-off of leasehold improvements and unearned rent abatements. Amounts related to the abandonment of excess leased facilities will continue to be paid through the end of the lease terms, with the latest ending in fiscal year 2012.

The following is a summary of the activity in the facility exit cost accrual (in thousands):

Balance as of July 1, 2007	—
Facility exit costs accrued	$3,257
Cash payments	(1,712)
Non-cash settlement	(236)

Balance as of July 1, 2008	1,309
Cash payments	(822)

Balance as of June 30, 2009	$487

18.	Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Revenue	Operating Income	Income Before Income Taxes	Net Income	Earnings Per Share (a)
					Basic	Diluted
Year Ended June 30, 2009
1st Quarter	$392,355	$27,286	$26,278	$15,414	$0.27	$0.27
2nd Quarter	369,323	19,498	17,974	10,830	0.19	0.19
3rd Quarter	376,928	24,086	23,638	14,273	0.25	0.25
4th Quarter	401,950	28,983	28,720	17,483	0.31	0.30

Year Ended June 30, 2008
1st Quarter	$364,127	$29,873	$30,619	$18,459	$0.32	$0.31
2nd Quarter	382,015	29,690	29,827	17,991	0.31	0.30
3rd Quarter	376,002	29,556	29,831	18,043	0.31	0.30
4th Quarter	384,789	30,298	31,005	18,771	0.33	0.32

(a)	The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computing the weighted-average number of shares in the interim period.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

Years Ended June 30, 2009, 2008, and 2007

Schedule II—Valuation and Qualifying Accounts

Activity in the Company’s allowance accounts for the years ended June 30, 2009, 2008, and 2007, was as follows (in thousands):

Allowance for Doubtful Accounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Acquisitions and Divestitures *	Balance at End of Period
2009	$2,835	$828	$142	$(92)	$3,429
2008	2,689	30	373	489	2,835
2007	1,614	1,510	567	132	2,689

Allowance for Unbillable Amounts

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2009	$1,860	$1,150	—	—	$3,010
2008	1,607	253	—	—	1,860
2007	1,735	—	$128	—	1,607

*	Represents allowances assumed in connection with acquisitions and divestitures.