Form 10-Q
period 2009-09-30
SRA INTERNATIONAL INC
filed 2009-11-04
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 30, 2009, there were 43,584,223 shares outstanding of the registrant’s class A common stock and 13,100,736 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2009

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	September 30, 2009	June 30, 2009
Current assets:
Cash and cash equivalents	$70,478	$74,683
Accounts receivable, net	369,947	356,261
Inventories, net	8,402	6,786
Prepaid expenses and other	34,626	37,707
Deferred income taxes, current	17,478	13,924

Total current assets	500,931	489,361

Property, plant and equipment, net	39,049	38,130

Other assets:
Goodwill	490,481	490,481
Identified intangibles, net	40,578	43,235
Deferred income taxes, noncurrent	—	1,272
Deferred compensation trust	7,349	6,494
Other assets	23,661	25,320

Total other assets	562,069	566,802

Total assets	$1,102,049	$1,094,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	September 30, 2009	June 30, 2009
Current liabilities:
Accounts payable and accrued expenses	$131,305	$137,443
Accrued payroll and employee benefits	105,406	111,296
Billing in excess of revenue recognized	15,885	16,598
Short-term borrowings	4,933	—

Total current liabilities	257,529	265,337

Long-term liabilities:
Long-term debt	65,000	75,000
Deferred compensation liability	7,349	6,494
Deferred income taxes, noncurrent	3,717	—
Other long-term liabilities	5,461	5,842

Total long-term liabilities	81,527	87,336

Total liabilities	339,056	352,673

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 46,846,747 and 46,633,170 shares issued as of September 30, 2009 and June 30, 2009; 43,544,613 and 43,374,449 shares outstanding as of September 30, 2009 and June 30, 2009	187	187
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 13,100,736 shares issued and outstanding as of September 30, 2009 and June 30, 2009	52	52
Additional paid-in capital	352,348	348,805
Treasury stock, at cost	(64,513)	(63,656)
Accumulated other comprehensive loss	(2,609)	(3,246)
Retained earnings	477,528	459,478

Total stockholders’ equity	762,993	741,620

Total liabilities and stockholders’ equity	$1,102,049	$1,094,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,
	2009	2008
Revenue	$417,499	$392,355
Operating costs and expenses:
Cost of services	317,540	295,465
Selling, general and administrative	62,828	63,565
Depreciation and amortization	7,144	6,878
Gain on sale of Constella Futures Holding, LLC	—	(1,939)
Acquired in-process research and development	—	1,100

Total operating costs and expenses	387,512	365,069

Operating income	29,987	27,286
Interest expense	(483)	(1,780)
Interest income	408	772

Income before income taxes	29,912	26,278
Provision for income taxes	11,862	10,864

Net income	$18,050	$15,414

Earnings per share:
Basic	$0.32	$0.27

Diluted	$0.31	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$18,050	$15,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	7,144	6,878
Stock-based compensation	2,466	2,696
Deferred income taxes	1,788	(456)
Gain on sale of Constella Futures Holding, LLC	—	(1,939)
Acquired in-process research and development	—	1,100
Gain realized from forward exchange contracts	(398)	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
Accounts receivable	(12,846)	(9,627)
Inventories	(1,100)	266
Prepaid expenses and other	3,910	3,852
Accounts payable and accrued expenses	(6,873)	(981)
Accrued payroll and employee benefits	(5,943)	(7,611)
Billings in excess of revenue recognized	(715)	6,923
Other	(1,151)	(2,415)

Net cash provided by operating activities	4,332	14,100

Cash flows from investing activities:
Capital expenditures	(5,190)	(4,042)
Payments to Spectrum Solutions Group, Inc. shareholders	—	(7,016)
Acquisitions, net of cash acquired	—	(132,194)
Proceeds from sale of Constella Futures Holding, LLC	—	14,320
Proceeds from note receivable	2,000	—
Proceeds from forward exchange contracts	398

Net cash used in investing activities	(2,792)	(128,932)

Cash flows from financing activities:
Issuance of common stock	1,287	1,557
Excess tax benefits of stock option exercises	25	176
Net borrowings (repayments) under short-term credit facilities	4,715	(986)
Borrowings under credit facility	35,000	50,000
Repayments under credit facility	(45,000)	(50,000)
Purchase of treasury stock	(857)	(21,756)

Net cash used in financing activities	(4,830)	(21,009)

Effect of exchange rate changes on cash and cash equivalents	(915)	—
Net decrease in cash and cash equivalents	(4,205)	(135,841)
Cash and cash equivalents, beginning of period	74,683	229,260

Cash and cash equivalents, end of period	$70,478	$93,419

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$426	$1,909

Income taxes	$4,388	$4,074

Cash received during the period:
Interest	$385	$1,058

Income taxes	$171	$328

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,
	2009	2008
Net Income	$18,050	$15,414
Foreign currency translation, net of tax	637	(2,794)

Comprehensive income	$18,687	$12,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2009 and 2008

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2009.

The Company has evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred through November 4, 2009, that require adjustment to or disclosure in this Form 10-Q.

Recent Accounting Pronouncements

In October 2009, an update was made to Software—Revenue Recognition. This update clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This update is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that the adoption of this update will have on its financial position and results of operations.

In October 2009, an update was made to Revenue Recognition—Multiple Deliverable Revenue Arrangements. This update removes the “objective and reliable evidence of fair value” criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that the adoption of this update will have on its financial position and results of operations.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2009 and 2008

Reclassifications

In the first quarter of fiscal 2010, the Company reclassified the portion of rent and facility costs, as well as stock-based compensation expense related to employees who perform work directly for the Company’s clients from the caption “selling, general and administrative expenses” to the caption “cost of services.” All prior period balances have been reclassified to conform to the current period presentation. The impact of this reclassification was as follows:

	Year Ended June 30,					Three months ended September 30, 2008
	2009	2008	2007	2006	2005
	(unaudited in thousands)
Cost of services
As previously reported	1,123,868	1,121,913	954,656	880,802	653,115	287,822
As previously reported % of revenue	73.0%	74.5%	75.2%	74.7%	74.1%	73.4%
Reclassification	28,597	29,528	28,879	24,908	18,379	7,643

As reclassified	1,152,465	1,151,441	983,535	905,710	671,494	295,465
As reclassified % of revenue	74.8%	76.4%	77.5%	76.8%	76.2%	75.3%
Selling, general and administrative expenses
As previously reported	287,853	240,340	200,204	183,297	126,404	71,208
As previously reported % of revenue	18.7%	15.9%	15.8%	15.5%	14.3%	18.1%
Reclassification	(28,597)	(29,528)	(28,879)	(24,908)	(18,379)	(7,643)

As reclassified	259,256	210,812	171,325	158,389	108,025	63,565
As reclassified % of revenue	16.8%	14.0%	13.5%	13.4%	12.3%	16.2%

2. Nature of Business:

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government and health care. The Company derives a substantial portion of its revenue from services provided to federal government clients. Revenue from contracts with federal government agencies was 92% of total revenue for both the three months ended September 30, 2009 and 2008. No client or client group accounted for more than 10% of revenue in the periods presented herein.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Although the Company is organized into numerous strategic business units, the Company has one reportable segment.

3. Acquisitions and Divestitures:

Constella Futures Holding, LLC

On September 2, 2008, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures), a wholly owned subsidiary of Constella Group LLC (Constella), which the Company purchased in August 2007. Futures was sold to a group of private investors led by the former Constella chairman and chief executive officer for a total estimated purchase price of approximately $38.8 million. The transaction resulted in

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2009 and 2008

a pre-tax gain of approximately $1.9 million and an $8.4 million reduction of goodwill. The operating results of Futures are included in the operating results of the Company in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2008 (through the date of the sale).

The buyers of Futures paid $16.6 million cash, and provided a $10.0 million senior promissory note and a $7.5 million senior net asset note, the principal amount of which is subject to adjustment based on a determination of final net assets. The Company estimates that final net assets will increase the principal amount of the net asset note to $12.2 million. The buyer filed an objection to the Company’s calculation of the final net asset note and asserted that the note should be reduced to $6.3 million. The matter has been submitted to an independent third-party for resolution. Both senior notes bear interest at 6% per annum, payable monthly, and are secured by a $7.0 million bank letter of credit, a $3.0 million personal guaranty, and the assets of Futures as a new company. The senior net asset note is to be paid in three installments. The first payment of $2.0 million was received in September 2009. The second payment of $2.0 million is due on September 1, 2010 with the remainder due to be paid on September 1, 2011. The senior promissory note is to be paid in two installments of $1.0 million and $9.0 million on September 1, 2012 and 2013, respectively.

Era Systems Corporation

On July 30, 2008, the Company acquired Era Systems Corporation (Era), a privately-held provider of advanced surveillance technologies and flight tracking solutions for the air traffic management, airport operations, military and security markets. The results of Era’s operations have been included in these condensed consolidated financial statements since that date. The Company acquired Era for approximately $125.5 million, which includes direct transaction costs of approximately $0.8 million and cash acquired of $1.1 million. Of the total cash consideration paid, approximately $12.5 million was placed into escrow as security for the payment of post-closing net working capital adjustments and other claims and $12.5 million was placed into escrow to secure indemnification obligations of Era’s shareholders.

Net working capital adjustments totaling $10.6 million have been submitted to the sellers and the claim is currently in arbitration. The Company has subsequently reduced its claim by $0.3 million. Era’s shareholders’ representative filed an objection to the Company’s claim and asserted that the amount owed by the sellers due to the net working capital adjustment should be $3.0 million. The Company has identified additional escrow claims which will be submitted as claims subsequent to resolution of the arbitration. The Company has established a receivable from sellers of $12.5 million related to the net working capital adjustments and other escrow claims.

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

The purchase price allocation involves management judgments and estimates and will be finalized upon resolution of the closing balance sheet dispute and other claims impacting the purchase price.

4. Earnings per Share:

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

Three Months Ended September 30, 2009 and 2008

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

Participants in the Company’s equity compensation plans who are granted restricted stock awards would be entitled to receive a proportionate share of dividends, if declared. The rights to dividends declared are nonforfeitable, and therefore, the unvested restricted shares qualify as participating securities requiring the allocation of earnings under the two-class method to calculate EPS. The percentage of earnings allocated to the unvested restricted shares is calculated by dividing the weighted-average unvested restricted shares outstanding by the total basic weighted-average common shares outstanding. Basic EPS is then computed by dividing income less earnings allocable to unvested restricted shares by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options.

The following table reconciles reported net income to the income used to compute basic and diluted EPS for the periods presented (in thousands):

	Three months ended September 30,
	2009	2008
Net income, as reported	$18,050	$15,414
Less: allocation of undistributed earnings to unvested restricted shares	208	155

Net income for the computation of EPS	$17,842	$15,259

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2009 and 2008

A reconciliation of the weighted average number of shares outstanding used to compute basic and dilute EPS for the periods presented as follows:

	Three months ended September 30,
	2009	2008
Basic weighted-average class A common shares outstanding	43,465,982	42,555,785
Basic weighted-average class B common shares outstanding	13,100,736	14,050,736

Total basic weighted-average common shares outstanding	56,566,718	56,606,521

Dilutive effect of common stock equivalents	535,593	798,265

Diluted weighted-average common shares outstanding	57,102,311	57,404,786

Antidilutive stock options excluded from the calculation of diluted weighted-average common shares outstanding	3,402,135	2,254,000

Weighted-average number of unvested restricted shares outstanding excluded from the basic and diluted weighted-average common shares outstanding	651,587	569,763

Basic and diluted EPS for the periods noted were as follows:

	Three months ended September 30,
	2009	2008
Basic earnings per share	$0.32	$0.27

Diluted earnings per share	$0.31	$0.27

5. Stock-Based Compensation:

Under the terms of the SRA International, Inc. 2002 Stock Incentive Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock and other stock based awards. The Company has 10-year and 15-year options and uses the Black-Scholes-Merton option pricing model to determine the fair value. The stock options and restricted stock typically vest at a rate of 25% per year. The options expire ten years from the grant date.

The Company recorded $2.5 million and $2.7 million of stock-based compensation expense for the three months ended September 30, 2009 and 2008, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2009 and 2008

Stock Option and Restricted Stock Activity

The following table summarizes stock option activity for the three months ended September 30, 2009:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option at July 1, 2009	5,490,261	$20.64	$11,426
Options granted	687,756	20.09	—
Options exercised	(60,954)	14.79	380
Options cancelled and expired	(31,689)	24.68	57

Shares under option at September 30, 2009	6,085,374	20.62	$21,990

Options exercisable at September 30, 2009	4,104,852	21.23	$15,660

The Black-Scholes-Merton weighted-average value of options granted for the three months ended September 30, 2009 and 2008, was $8.09 and $8.62, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the three months ended September 30, 2009 and 2008, was $4.5 million and $0.5 million respectively.

The following table summarizes restricted stock activity for the three months ended September 30, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at July 1, 2009	611,519	$23.67
Restricted shares granted	231,086	20.11
Restricted shares vested	(129,660)	19.82
Restricted shares forfeited	(8,589)	23.61

Nonvested restricted shares at September 30, 2009	704,356	$22.45

As of September 30, 2009, there were 9,546,764 shares of class A common stock reserved for issuance of options or restricted shares under the 2002 Stock Incentive Plan.

6. Accounts Receivable:

Accounts receivable, net as of September 30, 2009 and June 30, 2009 consisted of the following (in thousands):

	September 30, 2009	June 30, 2009
Billed and billable, net of allowance of $3,344 as of September 30, 2009 and $3,429 as of June 30, 2009	$332,418	$312,402

Unbilled:
Retainages	4,221	4,066
Revenue recorded in excess of milestone billings on fixed-price contracts	31,715	38,466
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	5,089	4,337
Allowance for unbillable amounts	(3,496)	(3,010)

Total unbilled	37,529	43,859

Total accounts receivable	$369,947	$356,261

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2009 and 2008

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $1.1 million of retainages are not expected to be billed and collected within one year.

7. Inventories:

Inventories, net as of September 30, 2009 and June 30, 2009 consisted of the following (in thousands):

	September 30, 2009	June 30, 2009
Raw materials	$5,476	$4,493
Work in process	3,246	2,452

Total inventory	8,722	6,945
Allowance for obsolescence	(320)	(159)

Total inventory, net	8,402	$6,786

Inventories consist of materials and labor, and are stated at the lower of average cost or market value. Cost of sales is determined using the first-in first-out (FIFO) method. The value of inventory is reduced for possible excess and obsolete inventory based on the Company’s estimates of future demand and market conditions.

8. Derivative Instruments and Hedging Activities:

The Company is subject to foreign exchange risk related to transactions executed in non-functional currencies. The Company utilizes forward contracts to offset the impact of changes in foreign currency exchange rates on the portion of the trade accounts receivable of its subsidiary operating in the Czech Republic that are due to the Company in Euros whereas the functional currency of the subsidiary is the Czech Koruna. The Company has not designated any of these derivative instruments as an accounting hedge and, accordingly, all of these derivative instruments are marked to fair value at each balance sheet date and all gains and losses are recognized in earnings immediately. The fair value of these forward contracts is zero at inception and increases or decreases based on the fluctuations of the exchange rate between the Euro and the Czech Koruna. The outstanding forward contracts at September 30, 2009 were entered into on September 29, 2009. As there was no significant fluctuation in this exchange rate prior to the balance sheet date, the fair value of the forward contracts held was not material at September 30, 2009. Total foreign currency transaction gains were $1.1 million and $0.2 million in the three months ended September 30, 2009 and 2008, respectively. Included in the gain during the first quarter of fiscal 2010 were net gains of $0.4 million realized from the settlement of forward contracts. These gains are included in selling, general and administrative expenses on the condensed consolidated statement of operations.

9. Commitments and Contingencies:

Government contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits of significant incurred cost submissions have been

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2009 and 2008

completed through June 30, 2006. In the opinion of management, audit adjustments that may result from audits for periods after June 30, 2006 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

For contracts with the Department of Defense and related agencies, the U.S. Department of Defense Inspector General and its agencies are reviewing current and past compliance with network security-related contractual obligations. Depending on the review results, the Company may be required to make changes to its current processes and may be required to adjust certain contract prices or prior payments. The Company is actively cooperating with this review. It is not possible at this time to determine whether adjustments, if any, to contract prices or prior payments will be required or, if required, whether such adjustments will have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Litigation

As a government contractor, the Company is often subjected to investigations, reviews and audits relating to compliance with various complex laws and regulations applicable to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such investigations, reviews and audits may lead to criminal, civil or administrative proceedings and to potential penalties, fines, repayments or compensatory damages. Adverse findings may also materially impair the Company’s ability to compete for future government contracts and its reputation with customers. Given the uncertainties, the Company is not able to give any assurances, but based upon its evaluation of current matters that are subject to government investigations of which the Company is aware, the current understanding of the facts of such matters and the status and intentions of such investigations, the Company does not believe that the ultimate outcome of such matters likely will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

From time to time, the Company is involved in various legal claims and proceedings concerning matters arising in the ordinary course of business. Based upon current information, the Company does not believe that the ultimate outcome of these proceedings is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

10. Debt:

The Company has a $285 million unsecured revolving credit facility that terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. As of September 30, 2009, there were borrowings of $65 million outstanding under the credit facility. The weighted-average rate of interest on the outstanding borrowings was approximately 1.1% for the first quarter of fiscal 2010. As of September 30, 2009, outstanding borrowings bear interest at a rate of approximately 1.0%. The Company was in compliance with all debt covenants as of September 30, 2009.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended September 30, 2009 and 2008

The Company also maintains an overdraft facility related to its operations in the Czech Republic. This facility is denominated in Czech Koruna, bears interest at a rate of PRIBOR (Prague Interbank Offered Rate) plus 1.55% on balances up to 50 million Czech Koruna, and PRIBOR plus 1.69% on balances over 50 million Czech Koruna. The overdraft facility has a limit of 200 million Czech Koruna, which is equivalent to approximately $11.6 million. This facility is set to expire on September 10, 2010. At September 30, 2009, outstanding borrowings under this facility totaled approximately $4.9 million and are included in short-term borrowings.

11. Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, short term investments, accounts receivable, accounts payable, debt and derivative instruments. As of September 30, 2009 and June 30, 2009, the carrying value of all financial instruments approximated their fair value. The fair values of the short term financial instruments were deemed to approximate their carrying values due to their short maturities. The fair value of the Company’s derivative instruments is discussed in Note 8, Derivative Instruments and Hedging Activities.

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

We derive the majority of our revenue from services provided to federal government clients. According to the Federal Information Technology Market Forecast, FY 2009-FY 2014 report published by INPUT, an independent federal government market research firm, the contracted portion of U.S. federal government spending on information technology is forecasted to grow at an annual rate of 3.5% from $76.2 billion in federal fiscal year 2009 to $90.3 billion in federal fiscal year 2014. We estimate that our addressable market, which also includes management consulting, engineering and other professional services for local, state, and federal governments in addition to foreign and commercial clients, is currently over $150 billion in size, annually.

We work with our clients under three primary contract types: cost-plus-fee, time-and-materials, and fixed-price contracts. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Time-and-materials and fixed-price contracts typically generate higher profit margins reflecting their generally higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements. Typically under time-and-materials and fixed-price, as compared with cost-plus-contracts, the customer can save money and we can earn better margins, given the more specific delivery requirements of these structures.

Most of our revenue is generated based on services provided either by our employees or subcontractors. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on contracts. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win. To a lesser degree, we also develop, sell, and license proprietary software and hardware to customers. For example, our aviation business develops, manufactures and sells flight tracking and surveillance solutions. The amount of proprietary software and hardware that we sell may vary from period to period depending on specific contract and customer requirements.

Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; direct materials, such as hardware and software that we purchase for customer solutions; and other direct costs such as travel incurred to support contract efforts. Facility costs and stock compensation expense for employees performing work directly for our customers are also included in cost of services. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or direct material purchases. Conversely, as subcontracted labor or direct material purchases increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor with the potential for more hardware and software purchases. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and produce a favorable return on invested capital.

We perform marketing, business development, human resources, recruiting, finance and accounting, infrastructure, facilities management and other core administrative services centrally. We believe a central services model allows us to reduce selling, general and administrative expenses as a percentage of revenue as revenue grows organically and for certain acquisitions, thereby contributing to the growth in operating income. As we continue to expand internationally, selling, general and administrative expenses may increase as a percentage of revenue due to additional travel, infrastructure and compliance costs. Additionally, our product offerings typically incur higher selling, general and administrative expenses as a percentage of revenue and lower cost of services as a percentage of revenue. Selling, general and administrative expenses include the salaries, wages, stock-based compensation, facility costs, plus associated fringe benefits of employees performing the services noted above in addition to transition labor due to delayed contract awards, and the impact of foreign currency fluctuations.

Depreciation and amortization includes depreciation of computers and other equipment, the amortization of software we use internally, the amortization of leasehold improvements, and the amortization of identified intangible assets. These expenses are affected by the level of our annual capital expenditures and the amount of identified intangible assets related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements, which have averaged approximately 1% of revenue over the last three fiscal years. If we make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

Our operating income, or revenue minus cost of services, selling, general and administrative expenses, depreciation and amortization, and other operating gains and losses, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, how we manage our costs, and the amortization charges resulting from acquisitions.

Our cash position is driven primarily by the level of net income, working capital, capital expenditures, acquisition activities and share repurchases.

SELECTED KEY METRICS EVALUATED BY MANAGEMENT

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Our total year-over-year revenue growth rate was 6.4% for the three months ended September 30, 2009. Our revenue growth was organic and resulted from an increase in services provided to a broad base of customers.

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies and remove the revenue of divested companies for the prior-year periods comparable to the current-year periods for which the companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year, including comparable period growth or decline attributable to acquired companies.

We compute our first quarter fiscal 2010 organic growth rate of 8.4% as follows:

	Three months ended September 30,
	2009	2008	% Increase
Revenue, as reported	$417,499	$392,355	6.4%
Plus: Revenue of acquired companies for the comparable prior year period	—	4,752
Less: Revenue of divested companies for the comparable prior year period	—	(11,940)

Organic Revenue	$417,499	$385,167	8.4%

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

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog:

	September 30, 2009	June 30, 2009
	(in millions)
Backlog:
Funded	$832.2	$761.8
Unfunded	3,706.2	3,297.7

Total Backlog	$4,538.4	$4,059.5

Our total backlog of $4.5 billion as of September 30, 2009 represented an 11.8% increase over the June 30, 2009 backlog. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2015. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

Included in our total backlog as of September 30, 2009 is approximately $933 million of new contract awards made during the first quarter of fiscal 2010. A key measure of our business growth is the ratio of new contracts awarded in a quarter compared to the revenue recorded in the same period. In the first quarter of fiscal 2010, this book-to-bill ratio was 2.2 and was driven largely by the successful recompete award of our contract with the Federal Deposit Insurance Corporation (FDIC). Ideally, the level of quarterly business awards will continue to exceed the revenue booked in the quarter to drive backlog growth.

We currently expect to recognize revenue during the remaining three quarters of fiscal 2010 from approximately 18% or $810 million of our total backlog as of September 30, 2009. Of this amount, approximately $550 million is included in funded backlog and $260 million is included in unfunded backlog under multi-year contracts. The amount of revenue that we expect to recognize from backlog is calculated by summing forecasted revenue for the remainder of the fiscal year for each project included in backlog. We cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue are program schedule changes and contract modifications. Additional risks include the unilateral right of the government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default, and, in the case of unfunded backlog, the potential that full funding may not be available.

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

Contract Mix

When contracting with our clients, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

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

	Three months ended September 30,
	2009	2008
Cost-plus fee	36%	37%
Time-and-materials	40	41
Fixed-price	24	22

Operating Margin

Operating margin, or the ratio of operating income to revenue, is affected by the mix of our contracts and how we manage our costs. Our operating margins were 7.2% and 7.0% for the three months ended September 30, 2009 and 2008, respectively. The increase in operating margin is primarily due to general and administrative cost management efforts. This improvement was partially offset by the operating losses in our aviation business, severance costs of $0.9 million in our contract research organization (CRO) business, and an increase in lower margin direct material purchases made during the quarter. Refer to the “Results of Operations” section below for further detail.

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and, retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor dollars recorded on customer engagements to total labor dollars. We include every working employee of the company in the computation. We exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. As of September 30, 2009, we had 6,997 employees. Annualized voluntary attrition was 13.2% during the first quarter of fiscal 2010 compared to 18.0% in the same period of the prior year. Direct labor utilization was 77.3% and 77.1% for the three months ended September 30, 2009 and 2008, respectively.

Days Sales Outstanding

Days sales outstanding (DSO) is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days. DSO was 76 days for the quarters ended September 30, 2009 and June 30, 2009. Prior to fiscal 2010 we calculated DSO using the average balance as opposed to the ending balance of accounts receivable. The change in calculation methodology increased DSO for the quarter ended June 30, 2009 from 75 days to 76 days.

[Remainder of page left blank intentionally]

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statements of operations, the percent change in each of the captions between periods and the captions expressed as a percentage of revenue, for the periods indicated.

	Three months ended September 30,		% Change
	2009	2008
	(unaudited in thousands)
Revenue	$417,499	$392,355	6.4%
Operating costs and expenses:
Cost of services	317,540	295,465 (a)	7.5
Selling, general and administrative	62,828	63,565 (a)	(1.2)
Depreciation and amortization	7,144	6,878	3.9
Gain on sale of Constella Futures Holding, LLC	—	(1,939)	—
Acquired in-process research and development	—	1,100	—

Total operating costs and expenses	387,512	365,069	6.1

Operating income	29,987	27,286	9.9
Interest expense	(483)	(1,780)	(72.9)
Interest income	408	772	(47.2)

Income before income taxes	29,912	26,278	13.8
Provision for income taxes	11,862	10,864	9.2

Net income	$18,050	$15,414	17.1%

	(unaudited as a percentage of revenue)
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	76.1	75.3 (a)
Selling, general and administrative	15.0	16.2 (a)
Depreciation and amortization	1.7	1.8
Gain on sale of Constella Futures Holding, LLC	—	(0.5)
Acquired in-process research and development	—	0.3

Total operating costs and expenses	92.8	93.0

Operating income	7.2	7.0
Interest expense	(0.1)	(0.5)
Interest income	0.1	0.2

Income before income taxes	7.2	6.7
Provision for income taxes	2.8	2.8

Net income	4.3%	3.9%

Note: Totals may not foot due to rounding.

(a)	In the first quarter of fiscal 2010, we reclassified the portion of rent and facility costs, as well as stock-based compensation expense related to employees who perform work directly for our clients from the caption “selling, general and administrative expenses” to the caption “cost of services.” All prior period balances have been reclassified to conform to the current period presentation. See Note 1 to the condensed consolidated financial statements in Part I for details of the reclassification.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

For the three months ended September 30, 2009, revenue was $417.5 million, which was an increase of 6.4% from $392.4 million for the three months ended September 30, 2008. Approximately 8.4% of our revenue growth was organic and resulted from an increase in services provided to a broad base of customers.

Cost of Services

For the three months ended September 30, 2009, cost of services was $317.5 million, which was an increase of 7.5% from $295.5 million for the three months ended September 30, 2008. As a percentage of revenue, cost of services increased to 76.1% for the three months ended September 30, 2009, from 75.3% for the three months ended September 30, 2008. This increase was due primarily to an increase in lower margin direct material purchases. Additionally, cost of services in the first quarter of fiscal 2010 reflects a $0.7 million benefit for a research and development incentive from the French government.

Selling, General and Administrative Expenses

For the three months ended September 30, 2009, selling, general and administrative expenses decreased 1.2% to $62.8 million, from $63.6 million for the three months ended September 30, 2008. As a percentage of revenue, selling, general and administrative expenses decreased to 15.0% for the three months ended September 30, 2009, from 16.2% for the three months ended September 30, 2008. This 120 basis point decrease was attributable to cost management efforts and approximately $1.1 million of foreign currency gains.

Depreciation and Amortization

For the three months ended September 30, 2009, depreciation and amortization increased 3.9% to $7.1 million, from $6.9 million for the three months ended September 30, 2008. The greater expense in the first quarter of fiscal 2010 was due to the inclusion of a full quarter of expense related to the amortization of identified intangible assets from the acquisition of Era Systems Corporation (Era) as compared to only two months of expense in the same period of the prior year. As a percentage of revenue, depreciation and amortization decreased slightly to 1.7% from 1.8% in the same period of the prior year.

Interest Expense

For the three months ended September 30, 2009, interest expense decreased to $0.5 million, from $1.8 million for the three months ended September 30, 2008. This decrease was due to lower average outstanding borrowings and lower interest rates during the three months ended September 30, 2009. The weighted average balance outstanding during the first quarter of fiscal 2010 was approximately $94.1 million compared to approximately $165.8 million for the first quarter of fiscal 2009. The weighted average interest rate during the first quarter of fiscal 2010 was 1.1% as compared to approximately 3.5% in the same period of fiscal 2009.

Interest Income

For the three months ended September 30, 2009, interest income decreased to $0.4 million, from $0.8 million for the three months ended September 30, 2008. This decrease was due primarily to lower interest rates during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Income Taxes

For the three months ended September 30, 2009, our effective income tax rate decreased to 39.7%, as compared to 41.3% for the three months ended September 30, 2008. The higher effective rate during fiscal 2009 was due to the non-deductible write-off of in-process research and development costs related to the acquisition of Era.

SEASONALITY

Our business operates on a fiscal year ending June 30. Quarterly revenue and operating margins can be affected by, among other things, seasonality in our business model. In the quarter ending September 30, we may experience a sequential decline in operating margins from our quarter ending June 30 due to lower billable labor volume resulting from summer vacations and increased proposal activity in connection with the end of the federal fiscal year. In the quarter ending December 31, lower billable labor may continue because of holiday vacations, and lower margin direct material purchase volume may remain high because some of our customers have a December fiscal year end and tend to make more purchases in that quarter. In the March and June quarters, billable labor may increase, and lower margin direct material purchase volume may decline. This can have the effect of increasing operating margins in the last two quarters of our fiscal year.

Another factor that influences our profitability is the number of working days in a given quarter. For time-and-materials contracts, labor services revenue is typically higher in quarters that have more working days (defined as total weekdays minus holidays). Labor costs for our salaried employees assigned to time-and-materials contracts are spread evenly across the fiscal year. This dynamic can lead to slightly higher profitability in quarters with more working days. Cost-plus-fee and fixed-price contracts are unaffected given that their revenue recognition is typically dependent upon costs incurred, as opposed to days or hours worked. In both fiscal years 2009 and 2010, the number of working days in fiscal quarters one through four is 64, 62, 62 and 64, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make selective strategic acquisitions. Our operating working capital (total current assets except cash and deferred taxes minus total current liabilities except debt) as of September 30, 2009 was $160.4 million compared to $135.4 million as of June 30, 2009.

As of September 30, 2009, our total cash balances were $70.5 million and our total debt was $69.9 million.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.

Net cash provided by operating activities was $4.3 million in the first quarter of fiscal 2010, compared to $14.1 million in the same period of the prior year. The decrease in cash provided by operating activities was driven by a decrease in advanced billings and the timing of vendor payments.

We used $2.8 million in net cash for investing activities in the first quarter of fiscal 2010, compared to $128.9 million in the first quarter of fiscal 2009. The cash used for investing activities in fiscal 2010 was primarily for capital expenditures whereas the most significant use of cash for investing activities in the first quarter of fiscal 2009 was our acquisition of Era in July 2008. Other investing activities in the first quarter of fiscal 2010 included the receipt of $2.0 million in cash, which was the first payment due on the senior net asset note related to the sale of Futures.

Net cash used by financing activities was $4.8 million in the first quarter of fiscal 2009, compared to $21.0 million in the first quarter of fiscal 2009. The use of cash in financing activities resulted primarily from the repayment of $10 million on our credit facility during the first quarter of fiscal 2010, which was offset by the borrowing of approximately $4.7 million against our overdraft facility in the Czech Republic. The lower amount of cash used in financing activities during the first quarter of fiscal 2010 was due to the repurchase of $0.9 million of treasury shares during the period compared to $21.8 million of repurchases made in the same period of the prior year.

Credit Facilities

Our $285 million credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. As of September 30, 2009, we had borrowings of $65 million outstanding under the credit facility.

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

The Company also maintains an overdraft facility related to its operations in the Czech Republic. This facility is denominated in Czech Koruna, bears interest at a rate of PRIBOR (Prague Interbank Offered Rate) plus 1.55% on balances up to 50 million Czech Koruna, and PRIBOR plus 1.69% on balances over 50 million Czech Koruna. The overdraft facility has a limit of 200 million Czech Koruna, which is equivalent to approximately $11.6 million. This facility is set to expire on September 10, 2010. At September 30, 2009, outstanding borrowings under this facility totaled approximately $4.9 million.

Capital Requirements

We believe the capital resources available to us under the credit facilities and cash from our operations are adequate to fund our normal operating working capital needs and capital expenditure requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, other than operating leases, we had no material off-balance sheet arrangements, including guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in shareholders’ equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets and accounting for stock compensation expense. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected. There have been no significant changes to our critical accounting policies during the three months ended September 30, 2009. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements in Part I for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk and interest rate risk as of June 30, 2009, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors faced by our business from those included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On May 2, 2007, our Board of Directors authorized a share repurchase program to buy back up to $40 million of our class A common stock. The Board authorized the repurchase of up to an additional $100 million of our class A common stock on July 31, 2008. There is $84.6 million remaining available for the repurchase of shares under the authorization as of September 30, 2009. No shares were repurchased under this plan during the three months ended September 30, 2009. The repurchases noted in the table below represent shares surrendered by employees to satisfy tax withholding obligations upon the vesting and exercise of stock-based awards.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
July 1, 2009 to July 31, 2009	169	$16.91	—	84.6
August 1, 2009 to August 31, 2009	43,029	$19.82	—	84.6
September 1, 2009 to September 30, 2009	215	$22.08	—	84.6

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 4th day of November, 2009.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)