Form 10-Q
period 2009-12-31
SRA INTERNATIONAL INC
filed 2010-02-08
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

As of January 29, 2010, there were 43,760,001 shares outstanding of the registrant’s class A common stock and 13,000,736 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS

ENDED DECEMBER 31, 2009

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	December 31, 2009	June 30, 2009
Current assets:
Cash and cash equivalents	$41,330	$74,683
Accounts receivable, net	411,457	356,261
Inventories, net	8,196	6,786
Prepaid expenses and other	45,135	37,707
Deferred income taxes	14,052	13,924

Total current assets	520,170	489,361

Property, plant and equipment, net	36,688	38,130

Other assets:
Goodwill	494,137	490,481
Identified intangibles, net	37,921	43,235
Deferred income taxes	—	1,272
Deferred compensation trust	7,632	6,494
Other assets	17,966	25,320

Total other assets	557,656	566,802

Total assets	$1,114,514	$1,094,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	December 31, 2009	June 30, 2009
Current liabilities:
Accounts payable and accrued expenses	$113,618	$137,443
Accrued payroll and employee benefits	113,918	111,296
Billing in excess of revenue recognized	23,695	16,598

Total current liabilities	251,231	265,337

Long-term liabilities:
Long-term debt	60,000	75,000
Deferred compensation liability	7,632	6,494
Deferred income taxes	5,336	—
Other long-term liabilities	5,819	5,842

Total long-term liabilities	78,787	87,336

Total liabilities	330,018	352,673

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 47,002,143 and 46,633,170 shares issued as of December 31, 2009 and June 30, 2009; 43,695,805 and 43,374,449 shares outstanding as of December 31, 2009 and June 30, 2009	188	187
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 13,000,736 and 13,100,736 shares issued and outstanding as of December 31, 2009 and June 30, 2009	52	52
Additional paid-in capital	355,062	348,805
Treasury stock, at cost	(64,596)	(63,656)
Accumulated other comprehensive loss	(2,926)	(3,246)
Retained earnings	496,716	459,478

Total stockholders’ equity	784,496	741,620

Total liabilities and stockholders’ equity	$1,114,514	$1,094,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Revenue	$413,496	$369,323	$830,995	$761,678
Operating costs and expenses:
Cost of services	312,700	275,090	630,240	570,555
Selling, general and administrative	63,449	67,520	126,277	131,085
Depreciation and amortization	7,342	7,415	14,486	14,293
Sale of Constella Futures Holding, LLC	1,889	—	1,889	(1,939)
Acquired in-process research and development	—	(200)	—	900

Total operating costs and expenses	385,380	349,825	772,892	714,894

Operating income	28,116	19,498	58,103	46,784
Interest expense	(345)	(2,155)	(828)	(3,935)
Interest income	565	631	973	1,403

Income before income taxes	28,336	17,974	58,248	44,252
Provision for income taxes	9,148	7,144	21,010	18,008

Net income	$19,188	$10,830	$37,238	$26,244

Earnings per share:
Basic	$0.33	$0.19	$0.65	$0.46

Diluted	$0.33	$0.19	$0.64	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$37,238	$26,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	14,486	14,293
Stock-based compensation	4,610	5,362
Deferred income taxes	6,833	(2,312)
Sale of Constella Futures Holding, LLC	1,889	(1,939)
Acquired in-process research and development	—	900
Gain realized from forward exchange contracts	(433)	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
Accounts receivable	(56,916)	(11,106)
Inventories	(1,415)	2,606
Prepaid expenses and other	(10,580)	(4,806)
Accounts payable and accrued expenses	(24,248)	(20,150)
Accrued payroll and employee benefits	2,656	(3,853)
Billings in excess of revenue recognized	7,134	7,719
Other	1,342	(4,656)

Net cash (used in) provided by operating activities	(17,404)	8,302

Cash flows from investing activities:
Capital expenditures	(7,739)	(8,869)
Payments to Spectrum Solutions Group, Inc. shareholders	—	(7,016)
Acquisitions, net of cash acquired	—	(132,246)
Proceeds from sale of Constella Futures Holding, LLC	—	14,320
Collections on note receivable	5,330	—
Proceeds from forward exchange contracts	433	—

Net cash used in investing activities	(1,976)	(133,811)

Cash flows from financing activities:
Issuance of common stock	2,012	2,265
Excess tax benefits of stock option exercises	34	108
Borrowings under credit facility	55,000	75,000
Repayments under credit facility	(70,000)	(50,000)
Net repayments under other short-term credit facilities	—	(1,569)
Purchase of treasury stock	(940)	(21,824)

Net cash (used in) provided by financing activities	(13,894)	3,980

Effect of exchange rate changes on cash and cash equivalents	(79)	(767)
Net decrease in cash and cash equivalents	(33,353)	(122,296)
Cash and cash equivalents, beginning of period	74,683	229,260

Cash and cash equivalents, end of period	$41,330	$106,964

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$733	$3,093

Income taxes	$24,374	$26,667

Cash received during the period:
Interest	$954	$1,740

Income taxes	$296	$342

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net Income	$19,188	$10,830	$37,238	$26,244
Foreign currency translation, net of tax	(317)	(3,035)	320	(5,830)

Comprehensive income	$18,871	$7,795	$37,558	$20,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended December 31, 2009 and 2008

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly-owned subsidiaries (SRA or the Company) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles (GAAP), have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2009.

The Company has evaluated material events and transactions that have occurred after the balance sheet date and concluded that, except as disclosed in Note 15, no subsequent events have occurred through February 8, 2010 that require adjustment to or disclosure in this Form 10-Q.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by non-government entities in the preparation of financial statements, except for rules and interpretive releases of the SEC. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASUs).

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that include Software Elements-a consensus of the FASB Emerging Issues Task Force, which amends Topic 985: Software. This ASU modifies the existing accounting guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition accounting standards. This ASU is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends Topic 605: Revenue Recognition. This ASU removes the “objective and reliable evidence of fair value” criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate selling price, eliminates the use of the residual method for allocation, and expands ongoing disclosure requirements. This ASU is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operations.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

Other new ASUs issued but not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s financial position or results of operations.

Reclassifications

Beginning in fiscal 2010, the Company reclassified the portion of rent and facility costs, as well as stock-based compensation expense related to employees who perform work directly for the Company’s clients from the caption “selling, general and administrative expenses” to the caption “cost of services.” All prior period balances have been reclassified to conform to the current period presentation. The impact of this reclassification on the five most recent completed fiscal years was as follows:

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(unaudited in thousands)
Cost of services
As previously reported	1,123,868	1,121,913	954,656	880,802	653,115
% of revenue	73.0%	74.5%	75.2%	74.7%	74.1%
Reclassification	28,597	29,528	28,879	24,908	18,379

As reclassified	1,152,465	1,151,441	983,535	905,710	671,494
% of revenue	74.8%	76.4%	77.5%	76.8%	76.2%

Selling, general and administrative expenses
As previously reported	287,853	240,340	200,204	183,297	126,404
% of revenue	18.7%	15.9%	15.8%	15.5%	14.3%
Reclassification	(28,597)	(29,528)	(28,879)	(24,908)	(18,379)

As reclassified	259,256	210,812	171,325	158,389	108,025
% of revenue	16.8%	14.0%	13.5%	13.4%	12.3%

The impact of this reclassification on each quarter of fiscal 2009 was as follows:

	Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(unaudited in thousands)
Cost of services
As previously reported	287,822	268,050	274,866	293,130
% of revenue	73.4%	72.6%	72.9%	72.9%
Reclassification	7,643	7,040	6,809	7,105

As reclassified	295,465	275,090	281,675	300,235
% of revenue	75.3%	74.5%	74.7%	74.7%

Selling, general and administrative expenses
As previously reported	71,208	74,560	70,732	71,353
% of revenue	18.1%	20.2%	18.8%	17.8%
Reclassification	(7,643)	(7,040)	(6,809)	(7,105)

As reclassified	63,565	67,520	63,923	64,248
% of revenue	16.2%	18.3%	17.0%	16.0%

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

2. Nature of Business:

SRA provides technology and strategic consulting services and solutions primarily to clients in national security, civil government and health care. The Company derives a substantial portion of its revenue from services provided to federal government clients. Revenue from contracts with federal government agencies was 93% and 92% of total revenue for the six months ended December 31, 2009 and 2008, respectively. No client or client group accounted for more than 10% of revenue in the periods presented herein.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Although the Company is organized into numerous strategic business units, the Company has one reportable segment.

3. Acquisitions and Divestitures:

Constella Futures Holding, LLC

On September 2, 2008, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures), a wholly owned subsidiary of Constella Group LLC (Constella), which the Company purchased in August 2007 to a group of private investors led by the former Constella chairman and chief executive officer. The operating results of Futures are included in the operating results of the Company in the accompanying condensed consolidated statements of operations through the date of the sale. Based on its initial estimate of the final senior net asset note, the Company recorded a pre-tax gain on the sale of approximately $1.9 million in the three months ended September 30, 2008. During the three months ended December 31, 2009, an independent third party arbitrator issued a determination on the amount of the senior net asset note, resulting in a reduction of the total selling price from the initial estimate of $38.8 million to approximately $36.9 million. This change resulted in a charge of $1.9 million in the quarter ended December 31, 2009 which reduced the previously recorded gain.

The final selling price of $36.9 million, as adjusted, consisted of $16.6 million in cash, a $10.0 million senior promissory note and a senior net asset note of $10.3 million. Both senior notes bear interest at 6% per annum, payable monthly, and are secured by a $7.0 million bank letter of credit, a $3.0 million personal guaranty, and the assets of Futures as a new company. The senior net asset note is to be paid in installments. The first payment of $2.0 million was received in September 2009. A second payment of $3.3 million was received in December 2009. A payment of $2.0 million is due on September 1, 2010 with the remainder due to be paid on September 1, 2011. The senior promissory note is to be paid in two installments of $1.0 million and $9.0 million on September 1, 2012 and 2013, respectively.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

The funds held in escrow related to the net working capital adjustment, represent contingent consideration which resulted in an adjustment to the purchase price upon finalization of net working capital. During the three months ended December 31, 2009, an independent third party arbitrator issued a determination on the amount of the net working capital adjustment, which entitles the Company to recover $8.8 million from escrow. The Company has a receivable of $8.8 million at December 31, 2009 that it expects to realize upon escrow distribution. With the resolution of the working capital adjustment, the Company recorded a $3.7 million increase to goodwill in the three months ended December 31, 2009.

During the three months ended December 31, 2009, the Company finalized the allocation of the adjusted purchase price of $116.7 million which includes direct transaction costs of $0.8 million and cash acquired of $1.1 million. Approximately $24.3 million of the purchase price was allocated to definite-lived intangible assets acquired and $90.9 million was allocated to goodwill. The goodwill from the acquisition is not deductible for tax purposes. The identified intangibles included in-process research and development of $0.9 million, which was expensed in six months ended December 31, 2008. The remaining $23.4 million of identified intangible assets is being amortized over estimated useful lives ranging from 2 years to 20 years.

While the Company has finalized the purchase price allocation, the Company continues to pursue further claims against the sellers. Any future recovery of these claims will be recorded as an increase in income in the period during which the claims are resolved.

4. Earnings per Share:

The Company calculates basic earnings per share (EPS) by dividing reported net income by the basic weighted-average number of common shares outstanding. The Company calculates diluted EPS to present the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted-average common equivalent shares is due to the effect of potential future exercises of stock options.

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

U.S. GAAP requires that basic and diluted EPS be calculated using the if-converted method for class A common stock and the two-class method for class B common stock. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the weighted-average of dividends declared, outstanding shares per class and participation rights in undistributed earnings. The computation of EPS by applying the two-class method for the Company does not and cannot yield a different result than that provided using the if-converted method because net income is allocated between class A and class B common stock proportionately.

Participants in the Company’s equity compensation plans who are granted restricted stock awards would be entitled to receive a proportionate share of dividends, if declared. The rights to dividends declared are nonforfeitable, and therefore, the unvested restricted shares qualify as participating securities requiring the allocation of earnings under the two-class method to calculate EPS. The percentage of earnings allocated to the

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

unvested restricted shares is based on the proportion of the weighted-average unvested restricted shares outstanding to the total of the basic weighted-average common shares outstanding and the weighted average unvested restricted shares outstanding. Basic EPS is then computed by dividing income less earnings allocable to unvested restricted shares by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options.

The following table reconciles reported net income to the income used to compute basic and diluted EPS for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net income, as reported	$19,188	$10,830	$37,238	$26,244
Less: allocation of earnings to unvested restricted shares	233	136	438	296

Net income for the computation of EPS	$18,955	$10,694	$36,800	$25,948

A reconciliation of the weighted average number of shares outstanding used to compute basic and dilute EPS for the periods presented as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Basic weighted-average class A shares outstanding	43,644,586	42,108,588	43,555,284	42,332,186
Basic weighted-average class B shares outstanding	13,039,866	14,013,779	13,070,301	14,032,258

Total basic weighted-average shares outstanding	56,684,452	56,122,367	56,625,585	56,364,444

Dilutive effect of stock equivalents	486,618	446,528	511,106	622,396

Diluted weighted-average shares outstanding	57,171,070	56,568,895	57,136,691	56,986,840

Stock options excluded from the calculation of diluted weighted-average shares outstanding due to anti-dilution	3,821,983	3,757,257	3,612,059	3,471,698

Weighted-average number of unvested restricted shares outstanding excluded from the basic and diluted weighted-average shares outstanding	696,682	716,127	674,135	642,945

Basic and diluted EPS for the periods noted were as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Basic earnings per share	$0.33	$0.19	$0.65	$0.46

Diluted earnings per share	$0.33	$0.19	$0.64	$0.46

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

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

The Company recorded $2.1 million and $2.7 million of stock-based compensation expense for the three months ended December 31, 2009 and 2008, respectively, and $4.6 million and $5.4 million of stock-based compensation for the six months ended December 31, 2009 and 2008, respectively.

Stock Option and Restricted Stock Activity

The following table summarizes stock option activity for the six months ended December 31, 2009:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Shares under option at July 1, 2009	5,490,261	$20.64	$10,990
Options granted	742,157	20.03	—
Options exercised	(83,444)	14.57	502
Options cancelled and expired	(97,585)	24.27	116

Shares under option at December 31, 2009	6,051,389	20.60	$14,495

Options exercisable at December 31, 2009	4,061,128	21.24	$11,119

The Black-Scholes-Merton weighted-average value of options granted for the six months ended December 31, 2009 and 2008 was $8.06 and $8.51, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the six months ended December 31, 2009 and 2008, was $4.8 million and $0.5 million respectively.

The following table summarizes restricted stock activity for the six months ended December 31, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at July 1, 2009	611,519	$23.67
Restricted shares granted	243,779	20.04
Restricted shares vested	(142,768)	19.74
Restricted shares forfeited	(19,317)	20.61

Nonvested restricted shares at December 31, 2009	693,213	$22.29

As of December 31, 2009, there were 9,556,294 shares of class A common stock reserved for issuance of options or restricted shares under the 2002 Stock Incentive Plan.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

6. Accounts Receivable:

Accounts receivable, net as of December 31, 2009 and June 30, 2009 consisted of the following (in thousands):

	December 31, 2009	June 30, 2009
Billed and billable, net of allowance of $4,066 as of December 31, 2009 and $3,429 as of June 30, 2009	$360,687	$312,402

Unbilled:
Retainages	4,006	4,066
Revenue recorded in excess of milestone billings on fixed-price contracts	38,851	38,466
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents (“at-risk”)	11,966	4,337
Allowance for unbillable amounts	(4,053)	(3,010)

Total unbilled	50,770	43,859

Total accounts receivable	$411,457	$356,261

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period and were billable as of the balance sheet date. These billable receivables are typically billed and collected within 90 days of the balance sheet date.

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $1.5 million of retainages are not expected to be billed and collected within one year.

The Company may proceed with work based on client direction prior to the receipt of formal contract funding documents. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. Approximately $2.0 million of the at-risk balance was funded subsequent to December 31, 2009 and the Company believes, based on communications regarding funding status and past experiences with these clients, it is probable that the remaining funding will be received.

Billings in excess of revenue, which totaled $23.7 million at December 31, 2009, represents amounts that have been invoiced to customers that exceed the revenue recognized. The balance at December 31, 2009 primarily relates to third-party maintenance that the Company is able to bill in advance of revenue, which is recognized ratably over the maintenance term. Billings in excess of the revenue recognized is classified as a current liability on the condensed consolidated balance sheet.

7. Inventories:

Inventories, net as of December 31, 2009 and June 30, 2009 consisted of the following (in thousands):

	December 31, 2009	June 30, 2009
Raw materials	$6,038	$4,493
Work in process	2,458	2,452

Total inventory	8,496	6,945
Allowance for obsolescence	(300)	(159)

Total inventory, net	$8,196	$6,786

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

Inventories consist of materials and labor, and are stated at the lower of average cost or market value. Cost of sales is determined using the first-in first-out (FIFO) method. The value of inventory is reduced for possible excess and obsolete inventory based on the Company’s estimates of future demand and market conditions.

8. Prepaid Expenses and Other Assets:

Prepaid expenses and other assets as of December 31, 2009 and June 30, 2009 consisted of the following (in thousands):

	December 31, 2009	June 30, 2009
Prepaid taxes and taxes receivable	$10,559	$790
Receivable from escrow related to Era acquisition (see Note 3)	8,781	12,500
Prepaid maintenance and software	9,917	7,006
Lease receivables from customers	1,471	2,219
Short-term portion of note receivable from Futures divestiture (see Note 3)	2,000	2,000
Other	12,407	13,192

Total prepaid expenses and other assets	$45,135	$37,707

9. Facility Exit Activities:

During the second quarter of fiscal 2010, the Company initiated activities to consolidate and exit certain underutilized facilities as well as sublease excess space. The Company abandoned excess office space in several of its facilities, most significantly its Milton Park facility in the United Kingdom (UK) which supports its contract research organization (CRO) business. The Company recognized a total facility exit charge of $1.9 million during the quarter which was included in selling, general and administrative expenses on the condensed consolidated statement of operations. Approximately $0.2 million of the total facility exit charge was paid in December 2009 which reduced the balance of the liability to $1.7 million as of December 31, 2009. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in 2012.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

10. Derivative Instruments and Hedging Activities:

The Company is subject to foreign exchange risk related to transactions executed in non-functional currencies. The Company utilizes forward contracts to offset the impact of changes in foreign currency exchange rates on certain short term intercompany balances as well as Euro denominated trade receivables due to the Company’s subsidiary whose functional currency is the Czech Koruna. The Company has not designated any of these derivative instruments as an accounting hedge and, accordingly, all of these derivative instruments are marked to fair value at each balance sheet date and all gains and losses are recognized in earnings immediately. The fair value of these forward contracts is zero at inception and increases or decreases based on the fluctuations of the exchange rate between the Euro and the Czech Koruna. The outstanding forward contracts at December 31, 2009 were entered into on December 30, 2009. As there was no significant fluctuation in this exchange rate prior to the balance sheet date, the fair value of the forward contracts held was not material at December 31, 2009. The gains and losses related to these foreign currency transactions and derivative instruments are included in selling, general and administrative expenses on the condensed consolidated statement of operations. The amounts of each for the periods presented were as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Foreign currency transaction (losses) gains	$(202)	$848	$522	$1,011
Net gains on forward exchange contracts	34	—	433	—

Total net foreign currency (losses) gains	$(168)	$848	$955	$1,011

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

Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, the Company would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit. Federal government contractors who fail to comply with applicable government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the government, fines or other penalties.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

Litigation

As a government contractor, the Company is often subjected to investigations, reviews and audits relating to compliance with various complex laws and regulations applicable to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such investigations, reviews and audits may lead to criminal, civil or administrative proceedings and to potential penalties, fines, repayments or compensatory damages. Adverse findings may also materially impair the Company’s ability to compete for future government contracts and its reputation with customers. Given the uncertainties, the Company is not able to give any assurances, but based upon its current understanding and evaluation of matters subject to government investigation of which the Company is aware, and its understanding of the status and intentions of such investigations, the Company does not believe that the ultimate outcome of such matters is likely to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

From time to time, the Company is involved in various legal claims and proceedings concerning matters arising in the ordinary course of business. Based upon current information, the Company does not believe that the ultimate outcome of these proceedings is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

12. Debt:

The Company has a $285 million unsecured revolving credit facility that terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. As of December 31, 2009, there were borrowings of $60 million outstanding under the credit facility. The weighted-average rate of interest on the outstanding borrowings was approximately 1.6% for the first half of fiscal 2010. The Company was in compliance with all debt covenants as of December 31, 2009.

13. Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, short term investments, accounts receivable, accounts payable, debt and derivative instruments. As of December 31 and June 30, 2009, the carrying value of all financial instruments approximated their fair value. The fair value of the Company’s derivative instruments is discussed in Note 10, Derivative Instruments and Hedging Activities.

14. Income Taxes

The Company’s effective tax rate was 32.3% and 36.1% for the three and six months ended December 31, 2009, and 39.7% and 40.7% for the same periods in the prior year. During the second quarter of fiscal 2010, the Company’s effective tax rate was favorably impacted by approximately $2.1 million of federal tax benefits which resulted from credits for research and development activities as well as deductions for income from qualified domestic production activities. The benefit taken during the quarter includes approximately $1.8 million of tax benefits related to prior year income tax returns (fiscal years 2008 and 2009) and is net of a $0.3 million liability for uncertain tax positions.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2009 and 2008

The Company’s effective income tax rate varied from the statutory federal income tax rate for the three and six months ended December 31, 2009 as follows:

	Three months ended December 31, 2009	Six months ended December 31, 2009
Statutory federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.2
Research and development credit	(5.4)	(2.6)
Deduction for income from domestic production activities	(2.0)	(1.0)
Nondeductible expenses and other	0.5	0.5

Effective income tax rate	32.3%	36.1%

15. Subsequent Event

On January 31, 2010, the Company acquired all of the outstanding equity interests of Perrin Quarles Associates, Inc. (PQA), a privately held environmental consulting firm that specializes in environmental program development and implementation for air quality and climate change for $9.0 million. PQA provides services primarily to the Environmental Protection Agency (EPA), and state and international environmental organizations.

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

OVERVIEW

The following discussion should be read in conjunction with our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

We are a leading provider of technology and strategic consulting services and solutions to government organizations. We offer a broad range of technology and strategic consulting services spanning the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and managed services. Our business solutions include text and data mining; information assurance, cyber security and privacy protection; enterprise resource planning; business intelligence; contingency and disaster planning; enterprise architecture and portfolio management; identity management; information sharing and knowledge management; outsourcing, managed services, and infrastructure modernization; service-oriented architecture; training, modeling, and simulation; air traffic control management; contract research outsourcing, regulatory consulting and data management; and wireless integration services. These business solutions consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. We provide services in three target markets: national security, civil government, and global health. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence agencies, and other government organizations with homeland security missions.

In February President Obama submitted his government fiscal year (GFY) 2011 budget request to Congress, which would freeze federal government discretionary spending in areas outside of national security, Medicare, Medicaid, and Social Security. The proposed Federal IT budget of $79.4 billion is 1.6% less than the enacted GFY 2010 budget. Excluding the Department of Commerce IT budget, which is shrinking due to the census largely taking place in GFY 2010, the federal IT budget request is 3.9% higher than the enacted GFY 2010 budget. We do not know yet how our revenue base or pipeline of opportunities will be affected by shifting spending priorities or the proposed freeze on discretionary spending.

Key financial highlights or events during the three months ended December 31, 2009 include:

•

Revenue for the three months ended December 31, 2009 increased 12% over the same period in the prior year, reflecting an increased volume of direct labor and a greater amount of services provided by our subcontractors on engagements with our federal government clients.

•

Our operating margin increased to 6.8% during the second quarter of fiscal 2010 from 5.3% for the same period in the prior year reflecting strong labor based organic revenue growth and continued general and administrative cost management efforts, but was adversely impacted by the following:

•

Operating losses of $3.0 million in our aviation business reflecting difficulties encountered in turning sales pipeline into backlog as our international aerospace customers continue to suffer from the global economic crisis. The loss during the second quarter reduced our operating margin by approximately 70 basis points. While we anticipate improvement in this business, there is uncertainty about the timing of contract awards. Accordingly, we may be required to adjust the carrying value of goodwill as part of our annual review performed during our third quarter.

•

Resolution of the final net asset note dispute related to the sale of Constella Futures Holdings, LLC (Futures) resulting in the recognition of a $1.9 million current period charge, which reduced our operating margin by approximately 50 basis points.

•

$1.9 million charge related to the abandonment of excess office space, most significantly in our contract research organization (CRO) business further reduced our operating margin by approximately 45 basis points.

•

Effective income tax rate of 32.3% which was favorably impacted by two federal tax benefits totaling $1.8 million related to income tax returns for prior fiscal years and $0.3 million related to fiscal 2010.

•	New contract awards were $412 million which computes to a book-to-bill ratio of 1.0 for the quarter. Total backlog was $4.4 billion at December 31, 2009.

KEY FINANCIAL METRICS

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Total revenue growth is a measure of how successful we are at growing and developing our business including the effect of strategic acquisitions. Our organic revenue growth rate is a metric used by management in an attempt to isolate how effectively we are growing our core business excluding the effect of acquisitions.

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

Revenue growth for the second quarter of fiscal 2010 was entirely organic as there were no acquired or divested companies in the comparable prior-year period. The organic growth rate of 10.1% for the first half of fiscal 2010 is computed as follows:

	Six months ended December 31,
	2009	2008	% Increase
Revenue, as reported	$830,995	$761,678	9.1%
Plus: Revenue of acquired companies for the comparable prior year period	—	4,752
Less: Revenue of divested companies for the comparable prior year period	—	(11,940)

Organic revenue	$830,995	$754,490	10.1%

For the immediate future, we intend to direct our primary focus on delivering differentiated information technology and professional solutions to government agencies. Part of our growth strategy includes selectively pursuing strategic acquisitions to complement and accelerate internal growth by adding new capabilities, customers, solutions and related intellectual property. In January 2010, we acquired Perrin Quarles Associates, Inc. (PQA) which is expected to enhance our core environmental expertise and service offerings.

Contract Backlog and Bookings

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $412 million and $1.3 billion of new contract awards during the three and six months ended December 31, 2009, respectively. Contract awards or bookings generally represent the amount of revenue to be earned in the future from funded and unfunded contract awards received during the period. During the three and six months ended December 31, 2009 there were contract adjustments of $98 million and $131 million related to customer deobligations or contract backlog that was not realized on contracts that have ended.

A key measure of our business growth is the ratio of new contracts awarded in a quarter compared to the revenue recorded in the same period. In the second quarter of fiscal 2010, this book-to-bill ratio was 1.0. Our goal is for the level of quarterly business awards to exceed the revenue booked in the quarter to drive backlog growth.

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

The following table summarizes our contract backlog:

	December 31, 2009	June 30, 2009
	(in millions)
Backlog:
Funded	$844.9	$761.8
Unfunded	3,597.4	3,297.7

Total Backlog	$4,442.3	$4,059.5

Our total backlog of $4.4 billion as of December 31, 2009 represented a 9.4% increase over the June 30, 2009 backlog. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2019. Congress often appropriates funds for our clients on a yearly basis, even though their contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract.

We currently expect to recognize revenue during the remaining two quarters of fiscal 2010 from approximately 14% or $620 million of our total backlog as of December 31, 2009. Of this amount, approximately $490 million is included in funded backlog and $130 million is included in unfunded backlog under multi-year contracts. The amount of revenue that we expect to recognize from backlog is calculated by summing forecasted revenue for the remainder of the fiscal year for each project included in backlog. We cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue are program schedule changes and contract modifications. Additional risks include the unilateral right of the government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default, and, in the case of unfunded backlog, the potential that full funding may not be available.

Contract Mix

When contracting with our clients, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

•	Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit.

•

Time-and-materials contracts. Time-and-materials contracts provide for a fixed hourly rate for each direct labor hour expended plus reimbursement of allowable material costs and out-of-pocket expenses.

•

Fixed-price contracts. Fixed-price contracts provide for a pre-determined fixed price for specified products and/or services. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Cost-plus fee	35%	35%	36%	36%
Time-and-materials	38	43	39	42
Fixed-price	27	22	25	22

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and, retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor dollars recorded on customer engagements to total labor dollars. We include every working employee of the Company in the computation and exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. As of December 31, 2009, we had 7,075 employees. Annualized voluntary attrition was 11.5% during the second quarter of fiscal 2010 compared to 14.2% in the same period of the prior year. Direct labor utilization was 78.2% and 75.7% for the three months ended December 31, 2009 and 2008, and 77.7% and 75.9% for the six months ended December 31, 2009 and 2008, respectively.

Days Sales Outstanding

Days sales outstanding (DSO) is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days. DSO increased to 84 days for the quarter ended December 31, 2009 from 76 days for the quarter ended September 30, 2009. The increase is primarily due to the discontinuation of our practice of offering discounts to customers for early payment given the low interest rate environment.

[Remainder of page left blank intentionally]

RESULTS OF OPERATIONS

Three and six months ended December 31, 2009 compared to the three and six months ended December 31, 2008

Revenue

	Three months ended December 31,		% Change	Six months ended December 31,		% Change
	2009	2008		2009	2008
Revenue	$413,496	$369,323	12.0%	$830,995	$761,678	9.1%
Plus: Revenue of acquired companies for the comparable prior year period	—	—		—	4,752
Less: Revenue of divested companies for the comparable prior year period	—	—		—	(11,940)

Organic revenue	$413,496	$369,323	12.0%	$830,995	$754,490	10.1%

The revenue growth during the three and six months ended December 31, 2009 was entirely organic and resulted from an increase in services provided primarily to our federal government customers. Total revenue growth was reduced due to the decreased demand in our commercial contract research and aviation businesses due in part to the global economic crisis.

Operating Costs and Expenses

	Three months ended December 31,		% Change	Six months ended December 31,		% Change
	2009	2008		2009	2008
	(in thousands)			(in thousands)
Operating costs and expenses:
Cost of services	312,700	275,090	13.7%	630,240	570,555	10.5%
Selling, general and administrative	63,449	67,520	(6.0)	126,277	131,085	(3.7)
Depreciation and amortization	7,342	7,415	(1.0)	14,486	14,293	1.4
Sale of Constella Futures Holding, LLC	1,889	—	—	1,889	(1,939)	—
Acquired in-process research and development	—	(200)	—	—	900	—

Total operating costs and expenses	385,380	349,825	10.2%	772,892	714,894	8.1%

	(as a percentage of revenue)			(as a percentage of revenue)
Operating costs and expenses:
Cost of services	75.6%	74.5%		75.8%	74.9%
Selling, general and administrative	15.3	18.3		15.2	17.2
Depreciation and amortization	1.8	2.0		1.7	1.9
Sale of Constella Futures Holding, LLC	0.5	0.0		0.2	(0.3)
Acquired in-process research and development	0.0	(0.1)		0.0	0.1

Total operating costs and expenses	93.2%	94.7%		93.0%	93.9%

The increase in the ratio of cost of services to revenue for both periods was due primarily to higher subcontractor costs in support of our contracts, including our U.S. European Command (EUCOM) contract which was awarded in the second half of fiscal 2009.

In the three and six months ended December 31, 2009, selling, general and administrative expenses included a $1.9 million charge related to the abandonment of excess office space. Additionally, foreign currency exchange losses were $0.2 million for the three months ended December 31, 2009, as compared to gains of $1.0 million in the three months ended December 31, 2008. Adjusting for these items, selling, general and administrative expenses decreased $7.0 million and $6.6 million for the three and six months ended December 31, 2009, respectively. The decrease was driven primarily by earlier actions taken to right-size the contract research organization (CRO) business, which accounted for $4.0 million of the decrease in both the three and six months ended December 31, 2009. The remaining decrease is attributable to cost management efforts in other parts of the Company.

The combination of the cost management efforts described above and the increase in the revenue base lowered total selling, general and administrative expenses as a percentage of revenue in the current year. We anticipate selling, general, and administrative expenses to be between 15% and 16% of revenue in the remaining quarters of fiscal 2010 as our organic revenue increases and we leverage our central services model.

Depreciation and amortization did not materially change in either the three or six month periods ending December 31, 2009 compared to the same periods of the prior year.

Resolution of the net asset note dispute related to the sale of Futures resulted in the recognition of a $1.9 million charge in the second quarter of fiscal 2010.

Interest

	Three months ended December 31,		% Change	Six months ended December 31,		% Change
	2009	2008		2009	2008
	(in thousands)			(in thousands)
Interest expense	(345)	(2,155)	(84.0)%	(828)	(3,935)	(79.0)%
Interest income	565	631	(10.5)	973	1,403	(30.6)

Interest, net	220	(1,524)	(114.4)%	145	(2,532)	(105.7)%

	(as a percentage of revenue)			(as a percentage of revenue)
Interest expense	(0.1)%	(0.6)%		(0.1)%	(0.5)%
Interest income	0.1	0.2		0.1	0.2

Interest, net	0.1%	(0.4)%		0.0%	(0.3)%

Interest expense decreased due to lower average outstanding borrowings and lower interest rates during the three and six months ended December 31, 2009. The weighted average balance outstanding during the second quarter of fiscal 2010 was approximately $61.8 million compared to approximately $167.9 million for the second quarter of fiscal 2009. The weighted average interest rate during the second quarter of fiscal 2010 was 1.6% as compared to approximately 4.6% in the same period of fiscal 2009.

The weighted average balance outstanding during the first half of fiscal 2010 was approximately $75.9 million compared to approximately $158.4 million for the first half of fiscal 2009. The weighted average interest rate during the first half of fiscal 2010 was 1.6% as compared to approximately 4.2% in the same period of fiscal 2009.

Interest income decreased due to a decline in interest rates and a lower average cash balance. The interest income in fiscal 2010 consists primarily of interest earned on the notes receivable related to the sale of Futures which bear interest at 6.0% per annum.

Income Taxes

The provision for income taxes is based on our annual effective tax rate, calculated on the basis of our expected level of profitability and has been adjusted to reflect the impact of any out of period tax benefits. The effective tax rate was 32.3% and 36.1% for the three and six months ended December 31, 2009 as compared to 39.7% and 40.7%, respectively, for the same periods in the prior year. The lower effective tax rate for the three and six months ended December 31, 2009 is primarily due to federal research and development tax credits and deductions for income from qualified domestic production activities of $1.8 million related to prior year income tax returns and $0.3 million related to fiscal 2010. We estimate an effective tax rate of 39.5% for the remainder of the fiscal year as the federal research and development tax credit expired on December 31, 2009.

SEASONALITY

Our business operates on a fiscal year ending June 30. Quarterly revenue and operating margins can be affected by, among other things, seasonality in our business model. In the quarter ending September 30, we may experience a sequential decline in operating margins from our quarter ending June 30 due to lower billable labor volume resulting from summer vacations and increased proposal activity in connection with the end of the federal fiscal year. In the quarter ending December 31, lower billable labor volume may continue because of holiday vacations. In the March and June quarters, the volume of billable labor may increase which can have the effect of increasing operating margins in the last two quarters of our fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make selective strategic acquisitions. Our operating working capital (total current assets except cash and deferred taxes minus total current liabilities except debt) as of December 31, 2009 was $213.6 million compared to $135.4 million as of June 30, 2009. Accounts receivable increased approximately $48.1 million net of the increase in advance billings in the first half of fiscal 2010, while accounts payable decreased by $23.8 million in the same period. These changes resulted from a change in our practices relating to the timing of vendor payments and collection of receivables, given the low interest rate environment. Prepaid taxes and tax receivables accounted for the remainder of the increase in operating working capital.

As of December 31, 2009, our total cash balances were $41.3 million and our total debt was $60.0 million.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.

Net cash used in operating activities was $17.4 million in the first half of fiscal 2010, compared to $8.3 million of cash provided by operating activities in the same period of the prior year. This change was largely due to an increase in accounts receivable resulting from the discontinuation of our practice of offering discounts to customers for early payment during fiscal 2010. This was partially offset by a higher net income in the six months ended December 31, 2009 as compared to the same period of the prior year.

We used $2.0 million in net cash for investing activities in the first half of fiscal 2010, compared to $133.8 million in the first half of fiscal 2009. The cash used for investing activities in the first half of fiscal 2010 was primarily for capital expenditures whereas the most significant use of cash for investing activities in the first half of fiscal 2009 was our acquisition of Era in July 2008. Other investing activities in the first half of fiscal 2010 included the collection of $5.3 million of the outstanding balance of the senior net asset note related to the sale of Futures.

Net cash used by financing activities was $13.9 million in the first half of fiscal 2010, compared to $4.0 million provided by financing activities in the first half of fiscal 2009. The use of cash in financing activities resulted primarily from net repayments of $15.0 million on our credit facility during the first half of fiscal 2010. Cash provided by financing activities in the first half of fiscal 2009 resulted from net borrowings of $25 million on our credit facility which was offset by $21.8 million used to repurchase outstanding shares of our common stock.

Credit Facilities

Our $285 million credit facility terminates on August 9, 2012, at which time all outstanding borrowings under the facility become due. As of December 31, 2009, we had borrowings of $60 million outstanding under the credit facility which bear interest at a rate of 1.6%.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we had no material off-balance sheet arrangements other than our operating leases and financial performance guarantees. In the normal course of business, we may provide certain customers and potential customers with financial performance guarantees. In general, we would only be liable for the amount of these guarantees in the event of default on our contractual performance obligations. In the opinion of management, any liability incurred in excess of those recognized on our balance sheet as of December 31, 2009, would not have a material adverse effect on our results of operations or financial position.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates on our historical experience and various other factors that we believe are reasonable at the time the estimates are made. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe the critical accounting policies requiring us to make significant estimates and judgments are revenue recognition, accounting for stock compensation expense, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets. Goodwill is evaluated for impairment on an annual basis, or during any interim period if there is an indication that it may be impaired. Each year during our third quarter, we perform our annual goodwill impairment analysis as of January 1.

If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected. There have been no significant changes to our critical accounting policies during the six months ended December 31, 2009. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements in Part I for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended December 31, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk and interest rate risk as of June 30, 2009, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.	Controls and Procedures

As of December 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors faced by our business from those included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On July 31, 2008 the Board authorized the repurchase of up to an additional $100 million of our class A common stock on July 31, 2008. There is $84.6 million remaining available for the repurchase of shares under the authorization as of December 31, 2009. No shares were repurchased under this plan during the three months ended December 31, 2009. The repurchases noted in the table below represent shares surrendered by employees to satisfy tax withholding obligations upon the vesting and exercise of stock-based awards.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
October 1, 2009 to October 31, 2009	74	$20.86	—	84.6
November 1, 2009 to November 30, 2009	3,026	$19.21	—	84.6
December 1, 2009 to December 31, 2009	1,104	$18.21	—	84.6

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held on October 28, 2009. The following proposals were voted upon at the annual meeting:

Proposal 1:	To amend the Company’s Certificate of Incorporation to declassify the Board of Directors, provide for the annual election of directors to one-year terms, permit the removal of directors with or without cause by a majority of stockholders and make certain other changes in connection with the declassification of the Board, subject to stockholder approval.

Proposal 2:	To elect ten directors to serve until the 2011 annual meeting of stockholders and until their successors are duly elected and qualified.

Proposal 3:	To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.

A summary of the voting for each director nominee and proposal voted upon at the annual meeting is as follows:

Nominee / Proposal	For	Against or Withheld	Abstain	Broker Non-Votes
Proposal 1	171,507,921	261,730	16,842	—
John W. Barter	171,440,166	346,327	—	—
Larry R. Ellis	171,420,729	365,764	—	—
Edmund P. Giambastiani, Jr.	171,413,507	372,986	—	—
Miles R. Gilburne	171,441,968	344,525	—	—
William T. Keevan	171,418,740	367,753	—	—
Michael R. Klein	169,623,580	2,162,913	—	—
David H. Langstaff	171,439,666	346,827	—	—
Stanton D. Sloane	171,396,428	390,065	—	—
Ernst Volgenau	169,659,706	2,126,787	—	—
Gail R. Wilensky	171,427,280	359,213	—	—
Proposal 3	171,743,073	19,499	23,921	—

Item 5.	Other Information

As disclosed in our Current Report on Form 8-K filed with SEC on November 3, 2009, our Certificate of Incorporation and By-Laws were amended to declassify the Board of Directors, provide for the annual election of directors to one-year terms, permit the removal of directors with or without cause by a majority of stockholders and make certain other changes in connection with the declassification of the Board. The amended and restated Certificate of Incorporation and By-Laws are filed as exhibits to this Quarterly Report on Form 10-Q.

On February 8, 2010, we announced our financial results for the second quarter ended December 31, 2009, and also updated our guidance for fiscal year 2010. The press release issued in connection with the announcement is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description
3.1^	Amended and Restated Certificate of Incorporation

3.1.1^^	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on October 28, 2009

3.2 ^^	Amended and Restated By-Laws

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated February 8, 2010, announcing the financial results for the second quarter ended December 31, 2009.

^	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-31334).
^^	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2009 (File No. 001-31334).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 8th day of February, 2010.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)