Form 10-Q
period 2010-03-31
SRA INTERNATIONAL INC
filed 2010-05-07
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, there were 43,847,711 shares outstanding of the registrant’s class A common stock and 13,000,736 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND NINE MONTHS

ENDED MARCH 31, 2010

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets

	March 31, 2010	June 30, 2009
Current assets:
Cash and cash equivalents	$40,488	$74,683
Accounts receivable, net	380,881	356,261
Inventories, net	8,377	6,786
Prepaid expenses and other	28,768	37,707
Deferred income taxes	13,655	13,924

Total current assets	472,169	489,361

Property, plant and equipment, net	35,049	38,130

Long-term assets:
Goodwill	438,995	490,481
Identified intangibles, net	37,533	43,235
Deferred income taxes	—	1,272
Deferred compensation trust	7,566	6,494
Other long-term assets	16,519	25,320

Total long-term assets	500,613	566,802

Total assets	$1,007,831	$1,094,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2010	June 30, 2009
Current liabilities:
Accounts payable and accrued expenses	$109,049	$137,443
Accrued payroll and employee benefits	110,948	111,296
Billings in excess of revenue recognized	20,669	16,598

Total current liabilities	240,666	265,337

Long-term liabilities:
Long-term debt	—	75,000
Deferred compensation liability	7,566	6,494
Deferred income taxes	5,477	—
Other long-term liabilities	5,726	5,842

Total long-term liabilities	18,769	87,336

Total liabilities	259,435	352,673

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000,000 shares authorized; 47,109,262 and 46,633,170 shares issued as of March 31, 2010 and June 30, 2009; 43,823,734 and 43,374,449 shares outstanding as of March 31, 2010 and June 30, 2009	188	187
Class B common stock, par value $0.004 per share; 55,000,000 shares authorized; 13,000,736 and 13,100,736 shares issued and outstanding as of March 31, 2010 and June 30, 2009	52	52
Additional paid-in capital	358,292	348,805
Treasury stock, at cost	(64,184)	(63,656)
Accumulated other comprehensive loss	(2,957)	(3,246)
Retained earnings	457,005	459,478

Total stockholders’ equity	748,396	741,620

Total liabilities and stockholders’ equity	$1,007,831	$1,094,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenue	$411,027	$376,928	$1,242,022	$1,138,606
Operating costs and expenses:
Cost of services	312,690	281,675	942,930	852,230
Selling, general and administrative	64,232	63,923	190,509	195,008
Depreciation and amortization	7,026	7,244	21,512	21,537
Impairment of goodwill and other long-lived assets	61,315	—	61,315	—
Settlement of claims against Era sellers	(3,361)	—	(3,361)	—
Sale of Constella Futures Holding, LLC	—	—	1,889	(1,939)
Acquired in-process research and development	—	—	—	900

Total operating costs and expenses	441,902	352,842	1,214,794	1,067,736

Operating (loss) income	(30,875)	24,086	27,228	70,870
Interest expense	(309)	(897)	(1,137)	(4,832)
Interest income	418	449	1,391	1,852

(Loss) income before income taxes	(30,766)	23,638	27,482	67,890
Provision for income taxes	8,945	9,365	29,955	27,373

Net (loss) income	$(39,711)	$14,273	$(2,473)	$40,517

(Loss) earnings per share:
Basic	$(0.70)	$0.25	$(0.04)	$0.71

Diluted	$(0.70)	$0.25	$(0.04)	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,473)	$40,517
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,512	21,537
Stock-based compensation	6,760	8,454
Deferred income taxes	7,018	729
Impairment of goodwill and other long-lived assets	61,315	—
Settlement of claims against Era sellers	(3,361)	—
Sale of Constella Futures Holding, LLC	1,889	(1,939)
Acquired in-process research and development	—	900
Gain realized from forward exchange contracts	(1,232)	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	(24,814)	(1,644)
Inventories	(1,935)	1,571
Prepaid expenses and other	(1,606)	(3,898)
Accounts payable and accrued expenses	(29,977)	(28,273)
Accrued payroll and employee benefits	(1,259)	(4,267)
Billings in excess of revenue recognized	4,122	(1,219)
Other	1,939	(2,187)

Net cash provided by operating activities	37,898	30,281

Cash flows from investing activities:
Capital expenditures	(10,146)	(10,851)
Payments to Spectrum Solutions Group, Inc. shareholders	—	(7,021)
Acquisitions, net of cash acquired	(8,611)	(132,275)
Proceeds from sale of Constella Futures Holding, LLC	—	14,320
Settlement of Era purchase price	12,500
Collections on note receivable	5,330	—
Proceeds from forward exchange contracts	1,232	—

Net cash provided by (used in) investing activities	305	(135,827)

Cash flows from financing activities:
Issuance of common stock	3,312	2,853
Excess tax benefits of stock option exercises	114	393
Borrowings under credit facility	115,000	75,000
Repayments under credit facility	(190,000)	(75,000)
Net repayments under other short-term credit facilities	—	(1,927)
Reissuance of treasury stock	462	398
Purchase of treasury stock	(990)	(21,840)

Net cash used in financing activities	(72,102)	(20,123)

Effect of exchange rate changes on cash and cash equivalents	(296)	(1,406)
Net decrease in cash and cash equivalents	(34,195)	(127,075)
Cash and cash equivalents, beginning of period	74,683	229,260

Cash and cash equivalents, end of period	$40,488	$102,185

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$1,014	$5,062

Income taxes	$24,480	$31,964

Cash received during the period:
Interest	$1,374	$2,208

Income taxes	$312	$379

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net (loss) income	$(39,711)	$14,273	$(2,473)	$40,517
Foreign currency translation, net of tax	(31)	1,156	289	(4,674)

Comprehensive (loss) income	$(39,742)	$15,429	$(2,184)	$35,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended March 31, 2010 and 2009

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2009.

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

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that include Software Elements—a consensus of the FASB Emerging Issues Task Force, which amends Topic 985: Software. This ASU modifies the existing accounting guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition accounting standards. This ASU is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operations.

In October 2009, the FASB issued ASU No.2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends Topic 605: Revenue Recognition. This ASU removes the “objective and reliable evidence of fair value” criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate selling price, eliminates the use of the residual method for allocation, and expands ongoing disclosure requirements. This ASU is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures about Fair Value Measurements. The amendments in this update require new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

identical assets and liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. This guidance became effective for the Company in the three months ended March 31, 2010 and did not have a material impact on the Company’s financial position or results of operations. Additionally, this ASU requires a roll-forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The requirement will become effective beginning July 1, 2011 and is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17 Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, which amends Topic 605: Revenue Recognition. This ASU establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial position and results of operations.

Other new ASUs issued but not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(unaudited in thousands)
Cost of services
As previously reported	$1,123,868	$1,121,913	$954,656	$880,802	$653,115
% of revenue	73.0%	74.5%	75.2%	74.7%	74.1%
Reclassification	28,597	29,528	28,879	24,908	18,379

As reclassified	$1,152,465	$1,151,441	$983,535	$905,710	$671,494
% of revenue	74.8%	76.4%	77.5%	76.8%	76.2%
Selling, general and administrative expenses
As previously reported	$287,853	$240,340	$200,204	$183,297	$126,404
% of revenue	18.7%	15.9%	15.8%	15.5%	14.3%
Reclassification	(28,597)	(29,528)	(28,879)	(24,908)	(18,379)

As reclassified	$259,256	$210,812	$171,325	$158,389	$108,025
% of revenue	16.8%	14.0%	13.5%	13.4%	12.3%

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

The impact of this reclassification on each quarter of fiscal 2009 was as follows:

	Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(unaudited in thousands)
Cost of services
As previously reported	$287,822	$268,050	$274,866	$293,130
% of revenue	73.4%	72.6%	72.9%	72.9%
Reclassification	7,643	7,040	6,809	7,105

As reclassified	$295,465	$275,090	$281,675	$300,235
% of revenue	75.3%	74.5%	74.7%	74.7%
Selling, general and administrative expenses
As previously reported	$71,208	$74,560	$70,732	$71,353
% of revenue	18.1%	20.2%	18.8%	17.8%
Reclassification	(7,643)	(7,040)	(6,809)	(7,105)

As reclassified	$63,565	$67,520	$63,923	$64,248
% of revenue	16.2%	18.3%	17.0%	16.0%

2. Nature of Business:

SRA is a leading provider of technology and strategic consulting services and solutions to clients in national security, civil government and health care. Within these markets, SRA’s clients include a combination of U.S. federal, state and local government agencies, and commercial and international organizations. The Company is organized into strategic sectors which are aligned with these markets. The National Security Sector (NSS) provides strategic and tactical command, control and communications systems for law enforcement, public safety, and intelligence agencies. The Health and Civil Services Sector (HCS) provides comprehensive professional information technology consulting services and enterprise-wide infrastructure support to federal civil agencies as well as health consulting services for global clients. The Company also provides solutions ranging from aircraft and vehicle tracking to airport billing and noise monitoring that help air navigation service providers and airport operators address core challenges such as safety, efficiency, profitability and functionality through its Era business.

In April 2010, the Company separated its intelligence operations from the rest of NSS to form a new sector, Intelligence and Space (ISS). With the formation of ISS, the Company is increasing its focus on the needs of this unique market.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Although the Company is organized into strategic sectors, the Company has one reportable segment.

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with federal government clients. In the nine months ended March 31, 2010 and 2009, these contracts represented 93% of the Company’s revenue. Although in most cases different federal government agencies or departments are part of a common legal entity, the Company considers as separate clients each office or division within an agency or department that engages the Company directly or through a prime contractor. No client or client group accounted for more than 10% of revenue in the periods presented herein.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

3. Impairment of Goodwill and Other Long-Lived Assets

The Company tests goodwill for impairment annually on January 1, and between annual tests whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company utilizes a discounted cash flow analysis as well as comparative market multiples to determine the fair value of its reporting units.

The impairment model prescribes a two step method for determining goodwill impairment. The first step is a screen for impairment, which compares the reporting unit’s estimated fair value to its carrying value. If the carrying value exceeds the estimated fair value, a potential impairment is indicated and the Company must complete the second step of the impairment test. The second step allocates the fair value of the reporting unit to the tangible and intangible assets and liabilities to derive an implied fair value for the reporting unit’s goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment charge is recorded to reduce the carrying value of the goodwill to the implied fair value.

The Company evaluated goodwill for impairment as of January 1, 2010. The Company separately evaluated goodwill assigned to HCS, NSS, and the two Era reporting units, Air Traffic Management and Military and Security (ATM) and Airport Operations Solutions (AOS). The Company engaged an independent third-party firm and considered their findings in its determination of the fair value of the two Era reporting units. There were no indications of impairment in the HCS and NSS sectors as the estimated fair value of those reporting units exceeded their respective carrying values. However, the first step of the impairment test for ATM and AOS indicated an impairment. The second step of the impairment test determined that goodwill was impaired in both the ATM and AOS reporting units by $56.5 million and $3.5 million, respectively, resulting in an aggregate goodwill impairment charge of $60.0 million that was recognized in the third quarter of fiscal 2010. ATM and AOS sell products and services in the aviation market, which has suffered from the effects of the global economic crisis. The impairment primarily results from the effects of adverse economic conditions, which has created an increasing uncertainty about the timing of potential future orders and caused a corresponding reduction in the estimated future cash flows and market pricing multiples used by the Company in its annual assessment. This goodwill had no tax basis, and accordingly, there is no tax benefit related to the impairment charge. This non-cash charge reduces goodwill to $28.6 million and $2.3 million in the ATM and AOS reporting units, respectively as of March 31, 2010.

Additionally, the Company determined that the carrying amount of certain long-lived assets in the AOS reporting unit exceeded the expected future net undiscounted cash flows from these assets as a result of the adverse conditions in the aviation market. The Company recorded impairment charges during the third quarter of fiscal 2010 of $0.6 million related to identified intangible assets and $0.7 million related to capitalized software, which had been included in other assets on the condensed consolidated balance sheet.

During the nine months ended March 31, 2010, the changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill as of July 1, 2009	$490,481
Completion of Era purchase price allocation in the second quarter of fiscal 2010 (see Note 4)	3,656
Acquisition of Perrin Quarles Associates, Inc. in January 2010 (see Note 4)	4,829
Goodwill impairment	(59,971)

Goodwill as of March 31, 2010	$438,995

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

Accumulated goodwill impairment losses were $59,971 and zero as of March 31, 2010 and June 30, 2009 respectively.

Identified intangible assets consisted of the following (in thousands):

	Weighted- Average Useful Life	March 31, 2010			June 30, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8 years	$60,005	$(39,008)	$20,997	$57,605	$(33,387)	$24,218
Technology and other	7 years	21,643	(5,107)	16,536	22,184	(3,167)	19,017

Total identified intangible assets		$81,648	$(44,115)	$37,533	$79,789	$(36,554)	$43,235

4. Acquisitions and Divestitures:

Perrin Quarles Associates, Inc.

On January 31, 2010, the Company acquired all of the outstanding equity interests of Perrin Quarles Associates, Inc. (PQA), a privately held environmental consulting firm for $8.6 million, net of $0.3 million cash acquired. PQA specializes in environmental program development and implementation for air quality and climate change, providing services primarily to the Environmental Protection Agency, and state and international environmental organizations. The purchase price allocation resulted in goodwill of $4.8 million (all of which is deductible for tax purposes) and identified intangible assets of $2.8 million. The identified intangible assets consisted primarily of customer relationships and will be amortized over estimated useful lives ranging from 5 to 10 years. The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these condensed consolidated financial statements.

Constella Futures Holding, LLC

On September 2, 2008, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures), a wholly owned subsidiary of Constella Group LLC (Constella), which the Company purchased in August 2007 to a group of private investors led by the former Constella chairman and chief executive officer. The operating results of Futures through the date of the sale are included in the operating results of the Company in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2009. Based on its initial estimate of the final senior net asset note, the Company recorded a pre-tax gain on the sale of approximately $1.9 million in the three months ended September 30, 2008. During the three months ended December 31, 2009, an independent third party arbitrator issued a determination on the amount of the senior net asset note discussed below, resulting in a reduction of the total selling price from the initial estimate of $38.8 million to approximately $36.9 million. This change resulted in a charge of $1.9 million in the quarter ended December 31, 2009, which reduced the previously recorded gain.

The final selling price of $36.9 million consisted of $16.6 million in cash, a $10.0 million senior promissory note and a senior net asset note of $10.3 million. Both senior notes bear interest at 6% per annum, payable monthly, and are secured by a $7.0 million bank letter of credit, a $3.0 million personal guaranty, and the assets of Futures as a new company. The senior net asset note is to be paid in installments. The first payment of $2.0 million was received in September 2009. A second payment of $3.3 million was received in December 2009. A payment of $2.0 million is due on September 1, 2010 with the remainder due to be paid on September 1, 2011. The senior promissory note is to be paid in two installments of $1.0 million and $9.0 million on September 1, 2012 and 2013, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

Era Systems Corporation

On July 30, 2008, the Company acquired Era, a privately-held provider of advanced surveillance technologies and flight tracking solutions for the air traffic management, airport operations, military and security markets. The results of Era’s operations have been included in these condensed consolidated financial statements since that date. Of the total cash consideration paid, approximately $12.5 million was placed into escrow as security for the payment of post-closing net working capital adjustments and other claims and $12.5 million was placed into escrow to secure indemnification obligations of Era’s shareholders.

The funds that were held in escrow related to the net working capital adjustment represented contingent consideration. The net working capital adjustment was finalized in the three months ended December 31, 2009, resulting in an $8.8 million reduction of the purchase price. With the resolution of the working capital adjustment, the Company finalized the allocation of the adjusted purchase price of $116.7 million, which included direct transaction costs of $0.8 million and cash acquired of $1.1 million. Approximately $24.3 million of the purchase price was allocated to definite-lived intangible assets acquired and $90.9 million was allocated to goodwill. The goodwill from the acquisition is not deductible for tax purposes. The identified intangibles included in-process research and development of $0.9 million, which was expensed in the nine months ended December 31, 2008. The remaining $23.4 million of identified intangible assets is being amortized over estimated useful lives ranging from 2 years to 20 years.

While the Company had finalized the purchase price allocation, it continued to pursue further claims against the sellers primarily related to certain contracts executed prior to the Company’s acquisition of Era. In March 2010, the Company collected the $8.8 million working capital adjustment, $0.3 million of arbitration fees and $3.4 million in settlement of all other outstanding claims. The $3.4 million settlement was recorded as an increase in income in the quarter ended March 31, 2010. Subsequent to the settlement, the remaining $12.5 million of funds held in escrow were released to the sellers.

5. Earnings per Share:

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

U.S. GAAP requires that basic and diluted earnings per share (EPS) be calculated using the if-converted method for class A common stock and the two-class method for class B common stock. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the weighted-average of dividends declared, outstanding shares per class and participation rights in undistributed earnings. The computation of EPS by applying the two-class method for the Company does not and cannot yield a different result than that provided using the if-converted method because net income is allocated between class A and class B common stock proportionately.

Participants in the Company’s equity compensation plans who are granted restricted stock awards would be entitled to receive a proportionate share of dividends, if declared. The rights to dividends declared are non-forfeitable, and therefore, the unvested restricted shares qualify as participating securities requiring the allocation of earnings under the two-class method to calculate EPS. The percentage of earnings allocated to the

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

unvested restricted shares is based on the proportion of the weighted-average unvested restricted shares outstanding to the total of the basic weighted-average common shares outstanding and the weighted average unvested restricted shares outstanding. Basic EPS is then computed by dividing income less earnings allocable to unvested restricted shares by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options.

Because the Company reported a net loss for both the three and nine months ended March 31, 2010, the potential exercise of outstanding stock options would have an anti-dilutive effect. Therefore, the 5,808,535 stock options outstanding at March 31, 2010 are not included in the computation of diluted EPS and there is no difference between the basic and diluted loss per share reported for these periods. In the three and nine months ended March 31, 2009, there were 3,887,377 and 3,376,512 stock options excluded from the calculation of diluted EPS because their effect would have been anti-dilutive. Although the unvested restricted stock awards discussed above qualify as participating securities they are not obligated to share in the Company’s losses. As such, the 679,495 unvested restricted shares outstanding at March 31, 2010 were not allocated a portion of the loss recognized during fiscal 2010.

The following table reconciles reported net (loss) income to the (loss) income used to compute basic and diluted EPS for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net (loss) income, as reported	$(39,711)	$14,273	$(2,473)	$40,517
Less: allocation of earnings to unvested restricted shares	—	175	—	470

Net (loss) income for the computation of EPS	$(39,711)	$14,098	$(2,473)	$40,047

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Basic weighted-average class A shares outstanding	43,765,561	42,351,545	43,625,376	42,338,639
Basic weighted-average class B shares outstanding	13,000,736	13,850,736	13,047,113	13,971,750

Total basic weighted-average shares outstanding	56,766,297	56,202,281	56,672,489	56,310,389

Dilutive effect of stock equivalents	—	379,577	—	541,457

Diluted weighted-average shares outstanding	56,766,297	56,581,858	56,672,489	56,851,846

6. Stock-Based Compensation:

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

The Company recorded $2.2 million and $3.1 million of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively, and $6.8 million and $8.5 million of stock-based compensation for the nine months ended March 31, 2010 and 2009, respectively.

Stock Option and Restricted Stock Activity

The following table summarizes stock option activity for the nine months ended March 31, 2010:

	Number of Shares	Weighted-Average Exercise Price
Shares under option at July 1, 2009	5,490,261	$20.64
Options granted	745,520	20.02
Options exercised	(158,353)	14.11
Options cancelled and expired	(268,893)	24.20

Shares under option at March 31, 2010	5,808,535	20.58

Options exercisable at March 31, 2010	4,088,356	20.96

Summary information with respect to our stock options’ intrinsic values and remaining contractual terms on March 31, 2010 is as follows:

	Aggregate Intrinsic Value (in thousands)	Weighted-average remaining contractual term (in years)
Options exercised in the nine months ended March 31, 2010	$978	—
Shares under option at March 31, 2010	18,135	5.8
Options exercisable at March 31, 2010	14,253	4.5

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price.

The Black-Scholes-Merton weighted-average value of options granted for the nine months ended March 31, 2010 and 2009 was $8.06 and $5.30, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the nine months ended March 31, 2010 and 2009, was $4.8 million and $3.2 million respectively.

The following table summarizes restricted stock activity for the nine months ended March 31, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at July 1, 2009	611,519	$23.67
Restricted shares granted	272,332	19.85
Restricted shares vested	(152,198)	19.51
Restricted shares forfeited	(52,158)	21.07

Nonvested restricted shares at March 31, 2010	679,495	$22.21

As of March 31, 2010, there were 9,684,887 shares of class A common stock reserved for issuance of options or restricted shares under the 2002 Stock Incentive Plan.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

7. Accounts Receivable:

Accounts receivable, net as of March 31, 2010 and June 30, 2009 consisted of the following (in thousands):

	March 31, 2010	June 30, 2009
Billed and billable, net of allowance of $3,825 as of March 31, 2010 and $3,429 as of June 30, 2009	$333,645	$312,402

Unbilled:
Retainages	3,859	4,066
Revenue recorded in excess of milestone billings on fixed-price contracts	41,030	38,466
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	6,710	4,337
Allowance for unbillable amounts	(4,363)	(3,010)

Total unbilled	47,236	43,859

Total accounts receivable	$380,881	$356,261

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

Billings in excess of revenue totaled $20.7 million at March 31, 2010. This balance primarily relates to third-party maintenance that the Company is able to bill in advance of revenue, which is recognized ratably over the maintenance term. Billings in excess of the revenue recognized is classified as a current liability on the condensed consolidated balance sheet.

8. Inventories:

Inventories, net as of March 31, 2010 and June 30, 2009 consisted of the following (in thousands):

	March 31, 2010	June 30, 2009
Raw materials	$6,093	$4,493
Work in process	2,576	2,452

Total inventory	8,669	6,945
Allowance for obsolescence	(292)	(159)

Total inventory, net	$8,377	$6,786

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

9. Facility Exit Activities:

During the second quarter of fiscal 2010, the Company initiated activities to consolidate and exit certain underutilized facilities as well as sublease excess space. The Company abandoned excess office space in several of its facilities, most significantly its Milton Park facility in the United Kingdom which supports a portion of its contract research organization business. The Company recognized a total facility exit charge of $1.9 million during the second quarter which was included in selling, general and administrative expenses on the condensed consolidated statement of operations. As of March 31, 2010 the remaining balance of this liability was $1.2 million. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in 2012.

10. Derivative Instruments and Hedging Activities:

The Company is subject to foreign exchange risk related to transactions executed in non-functional currencies. The Company utilizes forward contracts to offset the impact of changes in foreign currency exchange rates on certain short term intercompany balances as well as Euro denominated trade receivables due to the Company’s subsidiary whose functional currency is the Czech Koruna. The Company has not designated any of these derivative instruments as an accounting hedge and, accordingly, all of these derivative instruments are marked to fair value at each balance sheet date and all gains and losses are recognized in earnings immediately. The fair value of these forward contracts is zero at inception and increases or decreases based on the fluctuations of the exchange rate between the Euro and the Czech Koruna. The outstanding forward contracts at March 31, 2010 were entered into on March 30, 2010. As there was no significant fluctuation in this exchange rate prior to the balance sheet date, the fair value of the forward contracts held was not material at March 31, 2010. The gains and losses related to these foreign currency transactions and derivative instruments are included in selling, general and administrative expenses on the condensed consolidated statement of operations. The amounts of each for the periods presented were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Foreign currency transaction (losses) gains	$(814)	$1,440	$(292)	$2,452
Net gains on forward exchange contracts	799	—	1,232	—

Total net foreign currency (losses) gains	$(15)	$1,440	$940	$2,452

11. Commitments and Contingencies:

Government contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits of significant incurred cost submissions have been completed through June 30, 2006. In the opinion of the Company, audit adjustments that may result from audits for periods after June 30, 2006 are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Three and Nine Months Ended March 31, 2010 and 2009

actively cooperating with this review. It is not possible at this time to determine whether adjustments, if any, to contract prices or prior payments will be required or, if required, whether such adjustments will have a material effect on the Company’s financial position, results of operations, or cash flows.

Like many other government contractors, the Company’s computer networks are subject to persistent intrusion attempts. The Company employs increasingly sophisticated technologies, operations and employee training in order to thwart such intrusions, but expects this to be a continuing challenge for the industry. When an intrusion is suspected, the Company takes prompt remedial steps and works closely with government authorities and customers to mitigate any adverse impacts. Based on a recent network intrusion, the Company is notifying customers it believes might have been affected and is working to address customer concerns. These efforts are ongoing and contractual exposure, if any, is not estimable at this time.

Federal government contracts by their terms generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, the Company would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit.

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

12. Debt:

The Company has a $285 million unsecured revolving credit facility that terminates on August 9, 2012, at which time any outstanding borrowings under the facility become due. During the three months ended March 31, 2010, the Company repaid all of the outstanding borrowings under the credit facility. The Company was in compliance with all debt covenants as of March 31, 2010.

13. Fair Value Measurements:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs. The

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

following hierarchy classifies the inputs used to determine fair value into three levels:

•	Level 1—Quoted prices for identical instruments in active markets

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative instruments. As of March 31, 2010 and June 30, 2009, the carrying value of all financial instruments approximated their fair value.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

Assets measured at fair value on a nonrecurring basis during the three and nine months ended March 31, 2010 were as follows (in thousands):

	Fair Value (Significant Unobservable Inputs - Level 3)	Impairment Losses
Goodwill	$30,915	$59,971
Other long-lived assets	260	1,344
Nonfinancial assets measured at fair value related to the acquisition of PQA (see Note 4)
Goodwill	4,829	—
Identified intangible assets	2,830	—
Other long-lived assets	498

Total	$39,332	$61,315

As discussed in Note 3, we recorded a charge for the impairment of goodwill and other long-lived assets in the ATM and AOS reporting units during the third quarter of fiscal 2010 to adjust the carrying value of these assets down to fair value. As such, the $30.9 million of goodwill remaining in the AOS and ATM reporting units was recorded at fair value on the condensed consolidated balance sheet as of March 31, 2010. The valuation models used in the impairment analysis are based in part on estimated future operating results and cash flows. Because these factors are derived from the Company’s estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.

In connection with the Company’s acquisition of PQA in the three months ended March 31, 2010, the Company recognized identified intangible assets which consisted primarily of customer relationships. These identified intangible assets were measured using a combination of valuation approaches including the income and replacement cost methods. The inputs to the valuation models were primarily based on management estimates and therefore are included in Level 3 of the fair value hierarchy. The $4.8 excess of the purchase price over the fair value of the net tangible and identified intangible assets was recorded as goodwill on the condensed consolidated balance sheet.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2010 and 2009

14. Income Taxes:

The Company’s effective tax rate for the three and nine months ended March 31, 2010 was (29.1)% and 109.0%, as compared to 39.6% and 40.3% for the same periods in the prior year. The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2010 is largely due to the impact of the non-deductible goodwill impairment charge and the non-taxable settlement with Era sellers. Additionally, the Company’s effective tax rate for the nine months ended March 31, 2010 was favorably impacted by approximately $2.2 million of federal tax benefits which resulted from credits for research and development activities as well as deductions for income from qualified domestic production activities. The Company also recognized $1.0 million of state tax credits and exemptions associated with its status as a Qualified High Technology Company (QHTC) within Washington, D.C, including $0.5 million which related to prior years. The benefits taken during fiscal 2010 include approximately $2.6 million of tax benefits related to prior year income tax returns (fiscal years 2008 and 2009).

The provision for income taxes differs from the amount computed by multiplying the statutory federal income tax rate of 35% times the (loss) income before income taxes due to the following:

	Three months ended March 31, 2010	Nine months ended March 31, 2010
(Loss) income before income taxes	$(30,766)	$27,482

Income tax (benefit) provision at statutory federal rate	$(10,768)	$9,619
Impact of the following on provision for income taxes
Impairment of goodwill	20,990	20,990
Non-taxable income	(1,176)	(1,176)
State tax provision, net of federal income tax benefit	819	3,280
Prior year QHTC state tax benefit	(526)	(526)
Research and development credit	—	(1,540)
Deduction for income from domestic production activities	(70)	(630)
State credits and incentives	(298)	(298)
Nondeductible expenses and other	(26)	236

Provision for income taxes	$8,945	$29,955

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NON-GAAP FINANCIAL MEASURES

Certain financial measures discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, such as organic revenue growth, operating income, as adjusted, and adjusted measures of income before income taxes and provision for income taxes are non-GAAP financial measures. We believe these non-GAAP measures provide investors with useful supplemental information regarding underlying business trends and performance of our ongoing operations and are useful for period-over-period comparisons of such operations. These measures are not calculated through the application of GAAP and are not the required form of disclosure by the Securities and Exchange Commission (SEC). As such, they should not be considered as substitutes for the most directly comparable GAAP measures and should not be used in isolation, but in conjunction with these GAAP measures. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Reconciliations to the most directly comparable GAAP financial measures are included in the relevant discussions below.

OVERVIEW

The following discussion should be read in conjunction with our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

We are a leading provider of technology and strategic consulting services and solutions primarily to government organizations. We offer a broad range of technology and strategic consulting services spanning the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and managed services. Our business solutions include text and data mining; information assurance, cyber security and privacy protection; enterprise resource planning; business intelligence; contingency and disaster planning; enterprise architecture and portfolio management; identity management; information sharing and knowledge management; outsourcing, managed services, and infrastructure modernization; service- oriented architecture; training, modeling, and simulation; air traffic control management; contract research outsourcing, regulatory consulting and data management; and wireless integration services. These business solutions, in some cases consist of repeatable tools, techniques, and methods that reflect the specific competencies we have gained from significant experience in these areas. We provide services in the national security, civil government and health care markets. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, the intelligence and space agencies, and other government organizations with homeland security missions. In the nine months ended March 31, 2010, revenue from clients in the national security market and health and civil government market accounted for 51% and 49% of our revenue, respectively.

During the nine months ended March 31, 2010 and 2009, we were the prime contractor on engagements representing 87% and 85% of our revenue, respectively. Engagements serving federal government clients where we were the prime contractor or a subcontractor accounted for 93% of our revenue for the nine months ended March 31, 2010 and 2009.

Our Era business continued to suffer from the effects of the global economic crisis. For the third quarter of fiscal 2010, Era reported revenue of $5.7 million and operating losses, before amortization of intangible assets, of $4.3 million. For the nine months ended March 31, 2010, Era reported revenue of $21.1 million and operating losses of $10.2 million before amortization of intangible assets. We believe that the Airport Operations Solutions (AOS) unit of Era’s operations is no longer central to our business strategy. On May 4, 2010, the Board of Directors authorized management to divest the AOS unit. We continue to evaluate other ways to reduce costs in the Air Traffic Management and Military (ATM) unit; however, an increase in revenue will also be required to restore profitability.

ITEMS AFFECTING THE COMPARABILITY OF OUR OPERATING RESULTS

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Operating (loss) income, as reported	$(30,875)	$24,086	$27,228	$70,870

Operating margin, as reported	(7.5)%	6.4%	2.2%	6.2%

Adjustments
Impairment of goodwill and other long-lived assets (a)	$61,315	$—	$61,315	$—
Settlement of claims against Era sellers (b)	(3,361)	—	(3,361)	—
Sale of Constella Futures Holding, LLC (c)	—	—	1,889	(1,939)
Acquired in-process research and development (d)	—	—	—	900
Facility exit charge (e)	—	—	1,893	—
Foreign currency gains (f)	—	(1,440)	(940)	(2,452)

Operating income, as adjusted	$27,079	$22,646	$88,024	$67,379

Operating margin, as adjusted	6.6%	6.0%	7.1%	5.9%

Note: Foreign currency gains and losses and the facility exit charge are included in selling, general and administrative expenses on the condensed consolidated statement of operations.

We use operating income, as adjusted, as an additional measure of our core business performance period over period. Adjustments to operating income result in a measure that is not provided for under GAAP, however, we believe adjustment of the items above is useful as they are considered outside the normal course of our operations and obscure the comparability of performance period–over-period.

(a)	As part of our annual goodwill impairment review conducted in the third quarter of fiscal 2010, we determined that goodwill for our AOS and ATM reporting units was impaired. We recorded a total goodwill impairment charge of $60.0 million, which included $56.5 million for ATM and $3.5 million for AOS. Additionally, we recorded impairment charges of $1.3 million related to certain identified intangible assets and capitalized software in AOS. See Note 3 to our condensed consolidated financial statements in Part I for discussion of the impairment charges.
(b)	During the third quarter of fiscal 2010, we reached a settlement on the outstanding claims made against the selling shareholders of Era. The claims related primarily to certain contracts entered into by Era prior to our acquisition which have suffered significant ongoing losses. This settlement resulted in a non-taxable gain of $3.4 million during the quarter. See Note 4 to our condensed consolidated financial statements in Part I for discussion of the settlement with Era sellers.
(c)	In the first quarter of fiscal 2009, we sold Constella Futures Holding, LLC (Futures) and recorded a gain of $1.9 million based on the initial estimated sales price. In the second quarter of fiscal 2010, an arbitrator settled a dispute over the sales price which resulted in a reduction of the previously recognized gain.
(d)	In fiscal 2009, we recorded a charge of $0.9 million to write-off the acquired in-process research and development related to our acquisition of Era in July 2008.
(e)	In the second quarter of fiscal 2010, we recorded a charge of $1.9 million to exit certain underutilized facilities. This charge related primarily to our Milton Park facility in the United Kingdom (UK) which supports our contract research organization business.
(f)	In fiscal 2010, we have hedged much of our foreign currency exposure and as a result foreign currency fluctuations have not had as significant an impact on our earnings as in fiscal 2009.

FINANCIAL HIGHLIGHTS

In addition to the items noted above, financial highlights or events during the three months ended March 31, 2010, include:

•

Revenue for the three months ended March 31, 2010 increased 9% over the same period in the prior year, primarily reflecting an increased volume of direct labor and a greater amount of services provided by subcontractors on engagements with our federal government clients.

•

Our operating margin, as adjusted above, increased to 6.6% during the third quarter of fiscal 2010 from 6.0% in the same period in the prior year due to strong labor-based organic revenue growth and continued general and administrative cost management efforts, but was adversely impacted by the following:

•

Operating losses of $4.3 million, before amortization of intangible assets, in our Era aviation business reflecting difficulties encountered in turning the sales pipeline into backlog as our international aerospace customers continue to suffer from the global economic crisis as well as contract losses on several contracts that were in place when we acquired the business. Era’s losses during the third quarter reduced operating margin by approximately 100 basis points.

•

Inclement weather conditions, which caused some of our offices and customer sites to close for several days during the third quarter. We estimate that these closures, which resulted in fewer billable hours worked and, correspondingly, less revenue recognized, reduced operating margin by approximately 50 basis points.

•

Our effective income tax rate was favorably impacted by federal and state tax benefits totaling $0.7 million related to income tax returns for prior fiscal years and $0.4 million related to fiscal 2010.

•	We completed the quarter with no debt and more than $40 million of cash and cash equivalents.

•	New contract awards were $751 million equating to a book-to-bill ratio of 1.8 for the quarter. Total backlog was $4.8 billion at March 31, 2010.

KEY FINANCIAL METRICS

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Total revenue growth is a measure of how successful we are at growing and developing our business including the effect of strategic acquisitions. Our organic revenue growth rate is a metric used by management in an attempt to isolate how effectively we are growing our core business excluding acquisitions.

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

The organic growth rate of 8.4% for the third quarter of fiscal 2010 is computed as follows (in thousands):

	Three months ended March 31,
	2010	2009	% Change
Revenue, as reported	$411,027	$376,928	9.0%
Plus: Revenue of acquired companies for the comparable prior year period		2,261

Organic revenue	$411,027	$379,189	8.4%

For the immediate future, our primary focus will be on delivering differentiated information technology and professional solutions to government agencies. Part of our growth strategy may include selectively pursuing strategic acquisitions to complement and accelerate internal growth by adding new capabilities, customers, solutions and related intellectual property.

Our revenue grows as the volume of services provided to our customers grows. While subcontractor labor services and direct material purchases contribute to our overall revenue and earnings growth, our employees’ direct labor services typically generates a greater gross margin (revenue less cost of services). As such, the total cost and growth rate of direct labor provided by our employees is a critical piece of our revenue growth that is evaluated by management. The following table shows total direct labor costs of our employees for the three and nine months ended March 31, 2010 and 2009, respectively (in thousands).

	Three Months Ended March 31,		% Change	Nine months Ended March 31,		% Change
	2010	2009		2010	2009
Direct Labor	$112,822	$105,038	7.4%	$326,256	$302,495	7.9%

Contract Backlog and Bookings

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $751 million and $2.1 billion of new contract awards during the three and nine months ended March 31, 2010, respectively. Contract awards or bookings generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. During the three and nine months ended March 31, 2010 there were downward contract adjustments of $94 million and $225 million related to customer deobligations or contract backlog that was not realized on contracts that have ended. In addition, with the acquisition of PQA effective January 31, 2010, we acquired $74 million of contract backlog as of that date.

A key measure of our business growth is the ratio of new contracts awarded in a quarter compared to the revenue recorded in the same period. In the third quarter of fiscal 2010, this book-to-bill ratio was 1.8. Our goal is for the level of quarterly business awards to significantly exceed the revenue booked in the quarter in order to drive future revenue growth.

We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award indefinite delivery, indefinite quantity (ID/IQ) contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, government-wide acquisition contracts (GWACs), or General Services Administration (GSA) schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority. Backlog can vary considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contracts are won.

The following table summarizes our contract backlog:

	March 31, 2010	June 30, 2009
	(in millions)
Backlog:
Funded	$922.2	$761.8
Unfunded	3,841.3	3,297.7

Total Backlog	$4,763.5	$4,059.5

Our total backlog of $4.8 billion as of March 31, 2010 represented a 17.3% increase over the June 30, 2009 backlog. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2019. Congress often appropriates funds for our clients on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potential fees for work performed.

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

Contract profit margins are generally affected by the type of contract. An important part of growing our operating income is to increase the amount of services delivered under fixed-price contracts, which present more risk to deliver, but we can typically earn higher profits on these engagements. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months Ended March 31,		Nine months Ended March 31,
	2010	2009	2010	2009
Cost-plus-fee	35%	34%	35%	35%
Time-and-materials	38	44	39	43
Fixed-price	27	22	26	22

Headcount and Labor Utilization

Because most of our revenue derives from services delivered by our employees, our ability to hire new employees and, retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor dollars recorded on customer engagements to total labor dollars. We include every working employee of the Company in the computation and exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. As of March 31, 2010, we had 7,099 employees. Annualized voluntary attrition was 11.4% during the third quarter of fiscal 2010 compared to 10.8% in the same period of the prior year. Direct labor utilization was 77.4% and 76.7% for the three months ended March 31, 2010 and 2009, and 77.6% and 76.1% for the nine months ended March 31, 2010 and 2009, respectively. Labor incurred in the performance of our contracts is classified as cost of services and all other labor costs incurred are included in selling, general and administrative costs. Accordingly, direct labor utilization impacts the amount of selling, general and administrative expense.

Days Sales Outstanding

Days sales outstanding (DSO) is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days. DSO decreased to 79 days for the quarter ended March 31, 2010 from 84 days for the quarter ended December 31, 2009.

RESULTS OF OPERATIONS

Three and nine months ended March 31, 2010 compared to the three and nine months ended March 31, 2009

Revenue

	Three months ended March 31,		% Change	Nine months ended March 31,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$411,027	$376,928	9.0%	$1,242,022	$1,138,606	9.1%
Plus: Revenue of acquired companies for the comparable prior year period	—	2,261		—	7,013
Less: Revenue of divested companies for the comparable prior year period	—	—		—	(11,940)

Organic revenue	$411,027	$379,189	8.4%	$1,242,022	$1,133,679	9.6%

The revenue growth during the three and nine months ended March 31, 2010 was primarily organic and resulted from an increase in services provided to our federal government customers. Our revenue growth was limited by continuing challenges in our Era aviation business, where sales declined as compared to the prior year.

Operating Costs and Expenses

	Three months ended March 31,		% Change	Nine months ended March 31,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Cost of services	$312,690	$281,675	11.0%	$942,930	$852,230	10.6%
Selling, general and administrative	64,232	63,923	0.5	190,509	195,008	(2.3)
Depreciation and amortization	7,026	7,244	(3.0)	21,512	21,537	(0.1)

	(as a percentage of revenue)			(as a percentage of revenue)
Cost of services	76.1%	74.7%		75.9%	74.8%
Selling, general and administrative	15.6	17.0		15.3	17.1
Depreciation and amortization	1.7	1.9		1.7	1.9

The increase in the ratio of cost of services to revenue in both periods was due primarily to higher subcontractor costs in support of our contracts, including our Joint Staff Systems Integration Network contract with the Department of Defense which was awarded in the fourth quarter of fiscal 2009. Additionally, inclement weather conditions caused some of our offices and customer sites to close for several days during the three months ended March 31, 2010. We estimate that these closures, which resulted in fewer billable hours worked and, correspondingly, less revenue recognized, increased our cost of services as a percentage of revenue by approximately 50 basis points in the quarter.

Excluding foreign currency exchange gains and losses and the facility exit charge discussed previously, selling, general and administrative expenses decreased $1.1 million and $7.9 million for the three and nine months ended March 31, 2010, respectively. This decrease was driven primarily by earlier actions taken to right-size the contract research organization business, which accounted for $2.8 million and $6.8 million of the decrease in the three and nine months ended March 31, 2010, respectively. This was partially offset by bid and proposal costs which increased $1.1 million and $1.2 million for the three and nine months ended March 31, 2010, as compared to the same periods in the prior year.

The increase in the revenue base lowered total selling, general and administrative expenses as a percentage of revenue in the current year. We anticipate selling, general, and administrative expenses to remain between 15% and 16% of revenue in the fourth quarter of fiscal 2010. Our ability to sustain this level of selling, general and administrative expenses is affected by our direct labor utilization.

Depreciation and amortization expense did not materially change in either the three or nine month periods ending March 31, 2010 compared to the same periods of the prior year.

Interest

	Three months ended March 31,		% Change	Nine months ended March 31,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Interest expense	$(309)	$(897)	(65.6)%	$(1,137)	$(4,832)	(76.5)%
Interest income	418	449	(6.9)	1,391	1,852	(24.9)

Interest, net	109	(448)	(124.3)%	254	(2,980)	(108.5)%

Interest expense decreased due to lower average outstanding borrowings and lower interest rates during the three and nine months ended March 31, 2010. The weighted average balance outstanding during the third quarter of fiscal 2010 was approximately $61.5 million compared to approximately $130.2 million for the third quarter of fiscal 2009. The weighted average interest rate on borrowings during the third quarter of fiscal 2010 was 1.4% compared to 2.8% in the same period of fiscal 2009.

The weighted average balance outstanding during the first nine months of fiscal 2010 was approximately $73.6 million compared to approximately $128.1 million for the same period of fiscal 2009. The weighted average interest rate on borrowings during the first nine months of fiscal 2010 was 1.5% as compared to approximately 5.1% in the same period of fiscal 2009.

Interest income decreased due to a decline in interest rates and a lower average cash balance. The interest income in fiscal 2010 consists primarily of interest earned on the notes receivable related to the sale of Futures which bear interest at 6.0% per annum.

Income Taxes

The effective tax rates for the three and nine months ended March 31, 2010 were impacted by the non-deductible goodwill impairment charge and non-taxable settlement of claims against the Era sellers discussed above. The effective tax rate excluding the impact of these items is calculated as follows:

	Three months ended March 31, 2010
	(Loss) income before income taxes	Provision for income taxes	Effective Tax Rate
	(in thousands)
As reported	$(30,766)	$8,945	(29.1)%
Non-deductible impairment of goodwill	59,971	—	—
Non-taxable settlement of claims against Era sellers	(3,361)	—	—

As adjusted	$25,844	$8,945	34.6%

	Nine months ended March 31, 2010
	(Loss) income before income taxes	Provision for income taxes	Effective Tax Rate
	(in thousands)
As reported	$27,482	$29,955	109.0%
Non-deductible impairment of goodwill	59,971	—	—
Non-taxable settlement of claims against Era sellers	(3,361)	—	—

As adjusted	$84,092	$29,955	35.6%

This adjusted measure of income before income taxes and the resulting adjusted effective tax rate are non-GAAP financial measures. We believe these adjustments are useful as they eliminate certain non-taxable items that are outside the normal course of operations and obscure the comparability of our effective tax rate period-over-period.

The Company’s effective tax rate, as calculated above, was 34.6% and 35.6% for the three and nine months ended March 31, 2010, respectively, as compared to 39.6% and 40.2% for the same periods in the prior year. The lower effective tax rate for the three and nine months ended March 31, 2010 is primarily due to federal research and development tax credits, deductions for income from qualified domestic production activities, and state tax credits and exemptions associated with our status as a Qualified High Technology Company (QHTC) within Washington, D.C. We recorded approximately $0.7 million and $2.6 million of tax benefits related to prior years in the three and nine month periods respectively. See Note 14 to the condensed consolidated financial statements for a reconciliation of the provision for income taxes to the income taxes expected based on the federal statutory tax rate. We expect an effective tax rate of 38.9% for the fourth quarter of fiscal 2010.

SEASONALITY

Our business operates on a fiscal year ending June 30. Quarterly revenue and operating margins can be affected by, among other things, seasonality in our business model. In the quarter ending September 30, we may experience a sequential decline in operating margins from our quarter ending June 30 due to lower billable labor volume resulting from summer vacations and increased proposal activity in connection with the end of the federal fiscal year. In the quarter ending December 31, lower billable labor volume may continue because of holiday vacations. In the March and June quarters, the volume of billable labor may increase, which can have the effect of increasing operating margins in the last two quarters of our fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are to finance the costs of operations pending the billing and collection of accounts receivable and to make selective strategic acquisitions. Annual capital expenditure requirements typically average between 1% and 1.2% of revenue each year. Our working capital (total current assets minus total current liabilities) as of March 31, 2010 was $231.5 million compared to $224.0 million as of June 30, 2009. As of March 31, 2010, our total cash balances were $40.5 million and we had no outstanding debt.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Our DSO was significantly improved as of March 31, 2010 with 79 days sales included in receivables as compared to 84 days as of December 31, 2009. Accounts receivable have increased as compared to June 30, 2009 resulting from the discontinuation of our practice of offering discounts to customers for early payment during fiscal 2010. DSO at June 30, 2009 was 76 days.

Net cash provided by operating activities was $37.9 million in the first nine months of fiscal 2010, compared to $30.3 million of cash provided by operating activities in the same period of the prior year. Net income excluding the non-cash impairment charge was higher in the first nine months of fiscal 2010 compared to the prior year. This was partially offset by an increase in accounts receivable as discussed in the preceding paragraph.

In the first three quarters of fiscal 2010, our cash used in investing activities was primarily for capital expenditures and the acquisition of PQA in January 2010. This was offset by the collection of $5.3 million of the outstanding balance of the senior net asset note related to the sale of Futures and $12.5 million received from the settlement related to the Era acquisition. Cash used for investing activities in the same period of the prior year was primarily for the acquisition of Era in July 2008.

Net cash used by financing activities was $72.1 million in the first nine months of fiscal 2010, compared to $20.1 million in the same period of fiscal 2009. The cash used in financing activities resulted primarily from net repayments of $75.0 million on our credit facility during the first nine months of fiscal 2010 compared to the same period of the prior year which included $21.8 million used to repurchase outstanding shares of our common stock.

Credit Facilities

Our $285 million credit facility terminates on August 9, 2012, at which time any outstanding borrowings under the facility become due. During the third quarter of fiscal 2010, we paid down all of the outstanding borrowings under the credit facility.

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

Capital Requirements

We believe the capital resources available to us under our credit facility and cash from our operations are adequate to fund our normal operating working capital needs and capital expenditure requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we had no material off-balance sheet arrangements other than our operating leases and financial performance guarantees. In the normal course of business, we may provide certain customers and potential customers with financial performance guarantees. In general, we would only be liable for the amount of these guarantees in the event of default on our contractual performance obligations. In our opinion, any liability incurred in excess of those recognized on our balance sheet as of March 31, 2010, would not have a material adverse effect on our results of operations or financial position.

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

There have been no significant changes to our critical accounting policies during the nine months ended March 31, 2010. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements in Part I for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2010, we repaid all outstanding borrowing under our credit facility. Therefore, our current exposure to fluctuations in interest rates is not material. There were no other material changes in our market risk exposure during the three months ended March 31, 2010. For a discussion of our market risk associated with foreign currency risk and interest rate risk as of June 30, 2009, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.	Controls and Procedures

As of March 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchases

On July 31, 2008 the Board authorized the repurchase of up to $100 million of our class A common stock. There is $84.6 million remaining available for the repurchase of shares under the authorization as of March 31, 2010. No shares were repurchased under this plan during the three months ended March 31, 2010. The repurchases made during the quarter represent shares surrendered by employees to satisfy tax withholding obligations upon the vesting and exercise of stock-based awards.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
January 1, 2010 to January 31, 2010	—	—	—	$84.6
February 1, 2010 to February 28, 2010	2,823	$17.85	—	$84.6
March 1, 2010 to March 31, 2010	20	$19.40	—	$84.6

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 7th day of May, 2010.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)