Form 10-K
period 2010-06-30
SRA INTERNATIONAL INC
filed 2010-08-12
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2009, based upon the closing price of SRA International, Inc. class A common stock on the New York Stock Exchange on December 31, 2009, was $849 million.

As of July 31, 2010 there were 43,917,026 shares outstanding of the registrant’s class A common stock and 13,000,736 shares outstanding of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement to be used in connection with the SRA International, Inc. annual meeting of stockholders, to be held on October 28, 2010, and to be mailed to stockholders of record as of August 31, 2010, are incorporated by reference into Part III of this Form 10-K.

SRA INTERNATIONAL, INC.

FORM 10-K

PART I

Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-K, provide some, but not all possible examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

SRA International, Inc. (SRA) is a leading provider of technology and strategic consulting services and solutions primarily to government organizations. Headquartered in Fairfax, Virginia, SRA is dedicated to solving complex problems for our clients by providing services, systems, and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs.

As of June 30, 2010, we had over 7,100 employees with a broad variety of information technology (IT) and customer domain expertise. For our fiscal year ended June 30, 2010, revenue from work performed as a prime contractor or as a subcontractor on engagements with U.S. government clients accounted for 93% of our revenue. The remaining portion was attributable to international government, state and local government, and commercial clients. Our clients include numerous U.S. federal government departments in the executive branch, including military services and combat support and civil agencies, as well as judicial and legislative branch agencies.

The market for providing IT and professional services for the U.S. federal government is sizable. According to the Federal Information Technology Market, 2010-2015 report published by INPUT, an independent federal government market research firm, the contracted portion of U.S. federal government spending on IT is forecasted to grow at an annual rate of 5.4% from $85.8 billion during fiscal year 2010 to $111.6 billion in federal fiscal year 2015. We currently focus our efforts on a portion of this market. In addition to IT services, our addressable market includes management consulting, engineering, and other professional services. Since the market for these services is large relative to our size, our primary growth strategy is to continue to gain market share, rather than to expand into new markets.

We have a balanced portfolio of clients in national security (defense, homeland security and law enforcement), civil government (environmental, aviation and other domestic customers), health care and public health, and intelligence and space. We strive to offer creative technical and analytical solutions to our customers’ most challenging problems. We differentiate ourselves through quality execution, domain expertise and customer satisfaction. Over the long term, we are focused on organic revenue growth, although we may continue to augment our organic growth through acquisitions. We intend to generate earnings and cash flow expansion through a combination of top-line growth, cost management and capital efficiency.

CAPABILITIES

Our business delivers a variety of technology and professional services focused on creating tangible value for our clients. We maintain the comprehensive IT skills required to support the entire life cycle of our clients’ systems, including: strategic consulting; systems design, development, and integration; cyber security and information assurance; outsourcing and managed services; and business solutions. In connection with our service offerings, we also sometimes develop and sell proprietary software and from time to time hardware products in various markets.

Strategic Consulting. We help clients formulate business and execution plans to improve performance, cost effectiveness, and quality of service. We assess current operations, develop targeted strategies and plans for improvement, define key priorities and accountability, and design enterprise architectures that capitalize on client investments in legacy systems while enabling them to make a seamless transition to modern technology environments. We work with leaders and their management teams to develop specific implementation plans to achieve established strategies, effectively track and manage implementation efforts, and measure and validate results.

Systems Design, Development, and Integration. Our services include project management, systems design, network and systems integration, data analysis and integration, security engineering, software development, database design and development, and independent test and evaluation. We analyze system concepts and assess data and information needs, define requirements, develop operational prototypes, and integrate complex mission-critical systems and solutions that comply with a client’s enterprise architecture. Based on client requirements, we may design custom-built systems; integrate and implement commercial off-the-shelf solutions, such as those for supply chain management, enterprise resource planning (ERP), and case management; or combine both approaches using service-oriented architecture principles and other industry best practices.

A portion of our business is International Organization for Standardization (ISO) 9001:2000 certified and we maintain a company-wide Capability Maturity Model Integrated (CMMI) level 3 rating under the standards established by the Software Engineering Institute. These qualifications, which reflect that we have mature and repeatable processes, are often required to bid on complex software development and systems integration projects for the U.S. government.

Cyber Security and Information Assurance. Our customer base faces an increasingly sophisticated threat from organized, group-based cyber attacks. We offer a proactive, multi-disciplinary approach to cyber security and information assurance. Our suite of solutions includes security architecture, secure systems integration, cyber security operations, information operations, compliance, privacy and training services. We have deployed these offerings for a variety of customers in the national security and civilian agency markets, both as stand-alone cyber security contracts and as elements of broad-based infrastructure support contracts.

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

Business Solutions. We have developed tailored solutions that focus on specific business requirements that are common to many of our clients. These business solutions generally apply to clients within each of our target markets. Our core business solutions include text and data mining; ERP; business intelligence; command and control systems; contingency and disaster planning; enterprise architecture and portfolio management; environmental support services; identity management; information sharing and knowledge management; infrastructure modernization; service-oriented architecture; training, modeling, and simulation; clinical research outsourcing, regulatory consulting and data management; law enforcement and intelligence support; and wireless integration services. These business solutions consist of tools, techniques, and methods that reflect the specific competencies we have gained from our experience in these areas.

Research and Development

Our research and development (R&D) team works with professionals across the company to assess client needs and to focus our investments on meeting those needs. We incurred $5.0 million, $4.0 million and $2.1 million of costs in R&D activities in fiscal years 2010, 2009 and 2008, respectively.

We have pursued internally- and government-funded R&D in such areas as data mining, natural language understanding, knowledge management, cyber security, and wireless applications. Our intellectual property portfolio is limited and includes largely trade secrets as well as copyrights and patents. Our patent portfolio is small. The majority of our revenue is earned through our technical services, which we believe are generally not dependent upon patent protection. We occasionally license software and other technology protected by appropriate license agreements and trade secret and copyright law. We do not typically license our patents to customers.

MARKETS

We deliver our technology and professional services to clients in four target markets: national security, civil government, health care and public health, and intelligence and space. The company is organized into strategic sectors that are aligned with these markets. Each of these markets includes a combination of U.S. federal government agencies, state and local governments, commercial, and international customers. Revenue by market for fiscal years 2008 through 2010 is summarized in the table below.

	Fiscal year ended June 30,
Market	2010	2009	2008
	(in millions)
National security	$702.5	$652.5	$666.4
Civil government	549.8	561.6	453.1
Health care and public health	275.1	208.5	262.3
Intelligence and space	139.2	118.0	125.1

Total	$1,666.6	$1,540.6	$1,506.9

National Security

In the area of national security, SRA designs, develops, integrates, implements, and maintains large and complex systems for defense and military service organizations, and provides strategic and tactical command, control and communications systems for law enforcement and public safety. We also offer analytical support to the government and private industries.

For the Defense Department, we design, develop, integrate, implement, and maintain complex systems in accordance with network-centric and service-oriented enterprise architectures. We also have subject matter expertise in command, control, communications, computers, intelligence, surveillance and reconnaissance

(C4ISR), cybersecurity, logistics, transportation, acquisition, personnel, finance, and installation management. These capabilities represent a full-service solution for Defense customers seeking to improve mission effectiveness and organizational efficiency.

The Department of Homeland Security is interested in enterprise systems that enable better coordination and communication within and among agencies and departments. Our experts work with customers in these areas to improve interoperability among IT systems while maintaining data privacy and access control. At the state and local level, and in some cases through federal homeland security funding, we deliver software and analytical consulting solutions for counter-terrorism, gang reconnaissance, and other intelligence analysis.

Our largest federal government customer in the national security market is the U.S. Army for which we perform systems integration, software development, logistics and transportation management, network operations and maintenance, and other technology and professional services.

Civil Government

We support federal civil agencies with comprehensive professional and technology consulting services and enterprise-wide infrastructure support. We also provide solutions for aircraft and vehicle tracking through our aviation business.

We partner with civil agencies to improve the efficiency of their business processes and systems. Our ERP software expertise enables us to compare custom-built and commercial-off-the-shelf solutions and implement the system that best suits our customers’ specific needs. Our enterprise architecture services, as well as web and wireless solutions, are of particular interest to government agencies responding to the necessity for interoperability among IT systems and the demand for transparency in government functions.

Our largest federal government customers in the civil market include the Federal Deposit Insurance Corporation, the Government Accountability Office, the Department of Agriculture, and the Department of the Treasury. In light of current U.S. federal priorities, our business presence at the Environmental Protection Agency has also been growing.

Health Care and Public Health

Given its massive information archival, retrieval, communication, and privacy challenges, the health care and public health industry has significant needs for improvement in technology and systems efficiency and is thus a strategic priority for SRA. Demographic trends have begun to accelerate the priority of health IT improvements, and we believe the aging U.S. population is likely to cause these investments to be a government priority.

Our health business serves two primary markets. First, we provide IT and professional services to the Department of Health and Human Services agencies including the National Institutes of Health, the Centers for Disease Control and Prevention, and the Food and Drug Administration, as well as the Department of Veterans Affairs. This U.S. federal component represents over three-quarters of our total health business. Second, our contract research organization business provides pharmaceutical, biotechnology, and medical device firms with strategic insight and services as they take a drug, biologic or device through the development process from concept to market.

Intelligence and Space

In the intelligence community, our federal government customers have shown an expanding need for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through public sources such as the Internet. Our qualifications in cyber security and information operations are also important given the escalating threats to sensitive and classified government information and assets. During fiscal year 2010, we established the Intelligence and Space Sector (ISS) in order to focus on this market and to expand analytical support and improve information timeliness to national and defense intelligence agencies and the deployed war fighter. ISS provides IT and infrastructure support, R&D, acquisition, and operations support to various federal government customers in the national and defense intelligence communities.

EMPLOYEES

Our success as a technology and strategic consulting services and solutions company is highly dependent on our employees. As of June 30, 2010, we had over 7,100 employees. Approximately 80% of our employees are professionals or managers with technology or domain expertise. Our professional staff is highly educated, with approximately 30% holding advanced degrees. Over half of our employees have federal government security clearances.

Our active recruiting effort is aligned with our operating organizations and relies heavily on employee referrals in addition to a variety of other recruiting methods. Employee referrals accounted for approximately 30% of our new hires in fiscal year 2010.

The labor market for technology workers with high-level security clearances remains tight. To compete effectively for the best available employees, we offer a combination of rewarding job responsibilities, competitive compensation and benefits, and opportunities for merit-based advancement. We have no employees represented by collective bargaining agreements, other than international employees who may benefit from certain collective bargaining rights based on local country law.

GROWTH

Our objective is to grow our business as a provider of technology and strategic consulting services and solutions to U.S. federal government agencies while improving our profitability. In achieving this objective we are focused on continuing to grow organically, but will look to supplement that growth through acquisitions of small or large companies.

We intend to grow organically by positioning SRA in fast-growing areas of our addressable market, cultivating existing customer relationships, and bidding and winning contracts for new customers. We believe our diversified U.S. federal customer base positions us to address changes in government priorities or initiatives. Long-standing customer relationships and a variety of services and solutions facilitate cross-selling and expansion among existing accounts. To identify and win business for new customers, we focus on areas of particularly strong functional expertise such as cyber security, critical infrastructure protection and ERP. We also make strategic hires to improve our domain understanding and customer recognition in new markets.

Our growth plans include the pursuit of acquisitions to complement and accelerate internal expansion by adding new capabilities, customers or intellectual property. Cultural fit, access to new customers, markets and technologies, revenue growth, and profitability are among our priorities in acquisition qualification. Successful acquisitions enable us to sell a more comprehensive set of capabilities to a larger client base and to jointly pursue potential new opportunities. In the near term, our primary target market for acquisitions is expected to be U.S. government service providers.

MARKETING AND SALES

Our business development and capture process relies upon a cooperative effort between our operating units and our marketing and sales organization to further penetrate our existing accounts and to win new competitive procurements in our target markets. Primary responsibility for selling additional services to existing clients, including client account build-out, capture of follow-on work, and pursuit of small and mid-sized new contracts, rests with our businesses. Recognizing the importance of client account management, we assign entrepreneurial managers and executives to oversee our major accounts.

Primary responsibility for bidding and winning large competitive procurements, either for new clients or for strategic expansion with existing clients, rests with our marketing and sales organization. We have a team of experienced marketing and sales professionals who perform market intelligence, capture management, strategic pricing, and proposal development. Members of our marketing and sales organization work closely with their counterparts in our businesses as we compete to win new contracts.

Over the past several years, we have invested significant resources in expanding and improving our marketing and sales capabilities. We have launched a number of new initiatives, to include implementing a competitive market intelligence and pricing capability; increasing our bid and proposal budgets for capture activities; developing a more geographically dispersed business base and regional sales capability; and focusing more of our resources on large opportunities. We have also established new training programs to broaden and enhance the level of marketing and sales expertise in our operating units. These efforts have resulted in a larger qualified pipeline of opportunities and a growing volume of orders within the federal technology and professional services environment.

COMPETITION

We compete to win single award contracts and multiple award contracts, such as agency-specific indefinite delivery, indefinite quantity (ID/IQ) contracts, government-wide acquisition contracts (GWACs), and General Services Administration (GSA) schedule contracts. After we have won a multiple award contract, we then compete for individual delivery orders under the contract. An individual agency that desires to obtain a product or service typically invites approved providers to compete based on technological expertise, resources, price, or some other basis.

We encounter many of the same competitors in our target markets. Some examples of these competitors include:

•

Federal systems integrators such as CACI International Inc., Computer Sciences Corporation, ManTech International Corporation, NCI Inc., Science Applications International Corporation, and Unisys Corporation;

•	Divisions of large defense contractors such as General Dynamics Corporation, L-3 Communications, Lockheed Martin Corporation, and Northrop Grumman Corporation;

•	Consulting firms such as Accenture Ltd., Booz Allen Hamilton Inc., and International Business Machines Corporation; and

•	Other smaller and specialized government IT contractors.

We compete against a large number of established multinational corporations which may have greater financial or operational capabilities than we do. In certain circumstances, we also compete against smaller companies that may be able to concentrate their resources in more specialized areas or compete more effectively than us on price. Competitors may also establish teaming relationships amongst themselves and with other third parties to meet customer needs.

Although we compete in a variety of ways depending on the type of customer and the nature of the requirements, we leverage a common set of competitive advantages in each of our target markets. These differentiators include:

•

Corporate culture and customer orientation. Given that the majority of our business is technical and professional services, the knowledge and skills of our employees are our primary differentiators. Our highly qualified professionals strive to tailor unique and efficient solutions that solve customer needs. We believe this focus on enhancing customer value serves us well in the competitive environment.

•

Technical capabilities and product offerings. We offer a suite of technology services that span the lifecycle of customer requirements. We sometimes use our proprietary software and hardware products to further differentiate our technical solutions. We do not always offer the lowest priced alternative; instead we seek to provide the best value solution based on a combination of factors including technical approach, customer service, reliability, and price.

•

Domain expertise and customer relationships. We generally have a solid track record of past performance across the federal government, and we have strong relationships based on our over 30 years of service and the reputation of our leadership team. In the competitive environment, we aim to combine our deep domain knowledge with our technical skills to provide solutions that efficiently and effectively meet our customers’ needs.

•

Extensive set of GWACs and ID/IQs. We have multiple GWAC and ID/IQ contract vehicles, and they provide us with a broad base of coverage across the government. These vehicles give us access to an ample set of business opportunities.

For additional discussion of risk factors associated with our markets see Risk Factors in Item 1A of this Annual Report on Form 10-K.

BACKLOG

Backlog represents the amount of future revenue to be recognized under existing signed contracts and includes funded and unfunded orders. We expect to recognize a significant portion of our backlog as revenues within the next 12 months. However, the U.S. government routinely deobligates funding on programs and may cancel any contract at any time. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

SEASONALITY

Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. The timing of contract awards, the availability of funding from the customer and the incurrence of contract costs are the primary drivers of our revenue recognition and may all be affected by the government’s fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year because our employees often take relatively longer leave for vacations and holidays, which can lead to lower profitability in those quarters.

REGULATORY MATTERS

U.S. government contracts

The vast majority of our business consists of contracts with the U.S. government, which has a highly structured and regulated competitive procurement process. Our U.S. government contracts are funded by agency budgets that operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. If Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, a continuing resolution is typically enacted. A continuing resolution generally allows government agencies to operate at spending levels approved in the previous budget cycle; however, this may delay funding on some of our current programs and possible future contract awards. Due to the structure of the federal budget process, our federal government contracts are typically not fully funded at inception even though these contracts may extend several years into the future. These longer term contracts may also include option years which may not be exercised. Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is terminated for convenience, we would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit.

When working with U.S. government agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. The Federal Acquisition Regulation (FAR), which mandates uniform policies and procedures for U.S. government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that provide implementing language for the FAR or that supplement the FAR.

Other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations, govern reimbursement rights under cost-based contracts, and restrict the use, dissemination and exportation of products and information classified for national security purposes. In some cases, these regulations allow the government significant visibility into our financial data. While this is customary in federal government contracting, it may limit the overall profit margins in our business as compared to companies serving customers other than the federal government.

Prime contracts and subcontracts

When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. When we are the prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. Operating as a prime contractor generally positions us to establish better client relationships, exert more control and influence over results, have clearer visibility into future opportunities, and typically earn higher profit margins. Serving as the prime contractor also subjects us to additional risks and responsibilities. We were the prime contractor on engagements representing 87%, 85% and 87% of our total revenue for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Single award contracts

Under single award contracts with defined statements of work, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Single award federal government contracts accounted for approximately 20% of our revenue for each of the last three fiscal years.

Multiple award contracts

Under ID/IQ contracts, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific ID/IQ contracts; blanket purchase agreements (BPAs); GWACs; and GSA schedule contracts. These umbrella contracts, often referred to as vehicles, outline the basic terms and conditions under which federal government agencies may order services. ID/IQ contracts are typically managed by one sponsoring agency, and may be either for the use of a specific agency or available for use by any other agency of the federal government. ID/IQ contracts available for use by any agency of the federal government are commonly referred to as GWACs.

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

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with multiple award contracts, these vehicles have been utilized frequently in the last decade and are held by many contractors. Agency-specific ID/IQs have become increasingly prevalent, particularly in the Defense Department. Access to the relevant vehicles is critical for contractors intending to do business with a specific agency. Task orders under ID/IQ contracts, including GSA schedules, accounted for approximately 75% of our revenue for each of the last three fiscal years.

Contract types

Contracts with our federal government customers generally have one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

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

Each of these contract types presents advantages and disadvantages. Cost-plus-fee contracts generally subject us to lower risk. They also can include award fees under which the customer may make additional payments based on our performance. However, not all costs are reimbursed under these types of contracts, and the government carefully reviews the costs we charge. In addition, negotiated base fees are generally lower, consistent with our lower risk. Under time-and-materials contracts, our profit may vary if actual labor hour costs vary significantly from the negotiated rates. Additionally, because we often charge material costs with little or no fee, the content mix can impact the profit margins associated with these contracts. Fixed-price contracts typically have higher fee levels in recognition of the higher risk and offer us additional profits if we can complete the work for less than the contract amount. Fixed-price contracts require that we absorb cost overruns, should they occur.

International operations

Our international contracts are subject to the applicable foreign government regulations and procurement policies and practices, many of which differ substantially from those applicable in the U.S., as well as U.S. policies and regulations, including the Foreign Corrupt Practices Act. Our international operations are also subject to regulations governing investments, exchange controls, repatriation of earnings, brokering of defense articles and services, and import-export control, including the International Traffic in Arms Regulations, which our foreign competitors may not be subject to. Other factors that can affect our international business include currency exchange fluctuations, political and economic risks, and legal and business risks associated with using foreign representatives and consultants and relying upon international suppliers and subcontractors. Revenue generated by our international operations was less than 4% of our total revenue in each of the last three fiscal years.

Environmental matters

Our business is subject to various federal, foreign, state, and local environmental protection laws and regulations. Failure to comply with these laws could result in civil or criminal sanctions, including fines, penalties, suspension or debarment from contracting with the U.S. government. Some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination, even if they did not know of and were not responsible for the contamination.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of July 31, 2010, are as follows:

Name	Age	Title
Stanton D. Sloane	59	President and chief executive officer
Timothy J. Atkin	47	Executive vice president and chief operating officer
Richard J. Nadeau	56	Executive vice president and chief financial officer
Ernst Volgenau	76	Chairman of Board of Directors

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

Timothy J. Atkin was named our executive vice president and chief operating officer in December 2008. Previously, he managed our Global Health business from December 2007 to December 2008 and our Civil Government business from July 2004 to December 2007. Mr. Atkin also started our homeland security and critical infrastructure protection programs. Before joining SRA, Mr. Atkin was a member of the U.S. government Senior Executive Service and Chief of Staff to the Deputy Secretary of the Department of Labor. He was also a director at the National Security Council and served with the U.S. Coast Guard. Mr. Atkin has a Bachelor of Science in Government from the U.S. Coast Guard Academy and received a Masters in Public Administration from Harvard University’s John F. Kennedy School of Government.

Richard J. Nadeau is our executive vice president and chief financial officer, having joined the company in June 2009. From September 2007 to May 2009, he served as chief financial officer for Sunrise Senior Living, Inc., and from March 2006 to May 2007, he was chief financial officer for The Mills Corporation. From March 2005 to March 2006, he was the chief financial officer for Colt Defense LLC. Mr. Nadeau was a partner for KPMG LLP from 2002 to 2005 and for Arthur Andersen LLP from 1988 to 2002, where he was a member of the SRA audit team.

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

An investment in our common stock is subject to risks and uncertainties. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding whether to purchase our securities.

Investment risks can be market-wide as well as unique to a specific industry or company. The market risks faced by an investor in our stock are similar to the uncertainties faced by investors in a broad range of industries. There are, however, some risks that apply more specifically to SRA based on our type of business. The following risks are listed without regard to the potential likelihood that any given risk may be realized. These risks include some, but not all risks, uncertainties, and events that may cause our actual results to differ materially from our historical results or the expectations we describe in our forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

Federal Government Contracting Risks and Client Concentration: Our largest customer, the U.S. federal government, accounts for the vast majority of our revenue and earnings. Inherent in the government contracting process are unique risks which may materially and adversely affect our business and profitability.

Revenue from services provided as a prime contractor or subcontractor on engagements with federal government clients accounted for more than 90% of our revenue in each of the last three fiscal years. If a key federal government agency or department terminates their relationship with us for any reason, we may not be able to replace or supplement such lost revenue with other federal government agencies or other customers, and our results of operations and financial condition could be materially adversely affected. This customer relationship involves certain unique risks including:

•

We may face a reduction in federal government spending or changes in spending policies or budget priorities, for example, the possibility of reduced levels of government spending due to in-sourcing efforts aimed at improving the organic capabilities of the federal government. Other changes in spending levels and budget priorities may result from changes in U.S. Government leadership, the number of and intensity of military conflicts, the growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, disruptions in the U.S. Treasury bond markets, shifts in spending priorities as a result of competing demands for federal funds, including the impact of efforts to stimulate the U.S. economy, or other factors. Some of our major federal government customers have publicly stated their intentions to significantly reduce the use of private contractor services similar to those we provide.

•

The failure by Congress to pass the annual budget on a timely basis may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed, and potentially cancelled.

•

Federal government contracts generally are not fully funded at inception. These contracts typically span one or more base years and multiple option years. The government generally has the right to reduce or modify contracts or subcontracts, or decline to exercise an option to renew a multi-year contract.

•

We generally encounter intense competition to win federal government contracts. Increased competition in the industry may cause some of the services we provide to become “commoditized” and more competitively priced causing downward pressure on profit margins.

•

Many federal government contract award decisions are subject to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract.

•

Federal government contracts generally allow the government to terminate a contract, with short notice, for convenience, as well as for default in the event we fail to meet contractual obligations. If a government client terminates one of our contracts for convenience, we may be able to recover our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination for default could expose us to liability for the client’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts.

Compliance with Laws and Regulations: Our failure to comply with complex laws and regulations could cause us to be found liable and subject us to a variety of penalties.

We must comply with laws and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and may impose added costs on our business. These laws and regulations are related to procurement integrity, disclosure of cost and pricing data, allowability of costs, national security, and employment practices. Failure to comply with any of these regulations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government. Among the most significant of these regulations are:

•	the Federal Acquisition Regulation (FAR) and supplements, which regulate the formation, administration and performance of U.S. Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•	the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and

•	U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts.

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

Governmental Constraints: Our failure to consider the impact of organizational conflicts of interest or personal conflicts of interest could limit our business opportunities and have an adverse impact on our business.

Government regulations on organizational conflicts of interest may limit our ability to compete for or perform certain contracts. The government could determine that an organizational conflict of interest or other conflict of interest, such as a personal conflict of interest exists. Even the appearance of a conflict may cause the government to determine we are unable to render impartial assistance or advice to the government; and therefore, we may be ineligible to compete for certain procurement or we must implement mitigation strategies that may be costly. The potential for limitations on future contracting associated with a perceived organizational conflict of interest could cause us to divest existing business in order to mitigate a perceived or actual conflict. We may be forced to divest an existing business in an effort to ensure that we are able to perform on other work at a time when market conditions are not favorable to a divestiture. Similarly, if we hire former government personnel, or engage with other contractors or consultants who may have had unequal access to information related to a particular procurement the government may determine that the conflict creates an unfair competitive advantage and we may be deemed ineligible for certain contracts.

Penalties and Sanctions from Government Audits: Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

As a government contractor, we are subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA) and the Inspectors General for various agencies with which we contract. These agencies review a contractor’s performance under its contracts, cost structure, pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, cost accounting, labor, billing, compensation and management information systems. Our failure to obtain an “adequate” determination of any of our systems could adversely affect our business, including our ability to invoice and receive timely payments on contracts. Any costs found to be improperly allocated to a specific contract or not properly supported with sufficient documentation will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with U.S. federal government agencies. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. All significant incurred cost submission audits by the DCAA have been completed through fiscal year 2006. We do not know the outcome of any ongoing or future audits or reviews and if future adjustments exceed our estimates, our profitability would be adversely affected.

International Operations Risk: Our international operations are subject to a number of risks that could significantly reduce our profits and revenues or subject us to criminal and civil enforcement actions.

Products and services provided to international entities and foreign governments accounted for less than 3% of our revenue in fiscal 2010. International business is subject to a variety of risks, including:

•	general economic, political and financial conditions in foreign markets;

•	political, social and economic upheavals resulting in war, civil unrest or acts of terrorism;

•	greater risk of uncollectible receivables and longer collection cycles;

•

complex and changing local government laws, regulations and procurement policies and practices which may differ from U.S. government regulations including regulations relating to foreign taxes, employment, investments, exchange controls and repatriation of earnings;

•	foreign currency fluctuations;

•	the unavailability of certain protections that would typically be available under federal or common law;

•

exposure to civil or criminal liability under the Foreign Corrupt Practices Act, International Traffic in Arms Regulations, anti-boycott rules, trade and export control rules and other international regulations; and

•	exposure to risk associated with operating in or near warzones.

Our international customers have been impacted by the global economic conditions and constraints in the credit market. In our contract research organization business, the global recession has decreased the availability of funding for the small and mid-sized pharmaceutical and biotechnology companies reducing the number of drugs and biological agents that are being taken through clinical trials or to market. Additionally, the financial constraints faced by our aviation customers in emerging markets have delayed the award of projects. Continued weakness or further deterioration of the global economy could adversely impact our results of operations.

Our international operations may include providing services that require some of our employees to operate in countries experiencing political unrest, war or terrorism, including Afghanistan and Iraq. As a result, during the course of such deployments we are exposed to liabilities arising from accidents or incidents involving our employees or third parties. Any of these types of accidents or incidents could involve significant potential injury or other claims by employees and/or third parties. It is also possible that we will encounter unexpected costs in connection with additional risks inherent in sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control.

Security Threats: Our business could be negatively impacted by security threats and other disruptions.

Like others in our industry, we continue to face advanced and persistent attacks on our information infrastructure. These may include sophisticated malware introduced through, amongst other methods, so-called phishing emails. When activated, typically by an unknowing recipient, these malware may attempt to surreptitiously capture data input or run malicious software enabling, for example, remote control and possible data exfiltration. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Persistent information infrastructure threats require significant management attention and resources, and potentially can disrupt our business and may expose sensitive personally identifiable and other critical information of our customers, their employees or our own employees, and other parties with whom we conduct business. Any failure to comply with our network security and data privacy legal and contractual obligations may result in legal actions, contract terminations and payment of damages to impacted parties, require increased expenditures for information infrastructure security and monitoring, and damage our reputation among our customers and the public, possibly resulting in a material increase in our costs and/or reduction in our revenues.

With our active cooperation, the U.S. Department of Defense Inspector General and its agencies have been reviewing our policies and procedures and infrastructure architecture, providing technical support and assistance, and reviewing current and past compliance with information security-related contractual obligations. Upon receipt of their final report and depending upon its conclusions, they may demand the reduction of certain contract prices, changes in our current processes and increased expenditures for information infrastructure security.

Systems and Service Failures and Product Defects: If the systems that we install fail or have significant delays or errors, or products or services we supply have defects, we may be liable, which could adversely affect our results of operations and harm our reputation.

Many of the systems we develop, install, and maintain involve managing and protecting information used in intelligence, national security, and other sensitive or classified government functions. Some of our contracts provide critical products and services related to aviation, other transportation systems, space communications and other important civil and government functions having potential for significant economic or personal liabilities. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of these systems, or other failure could materially reduce our revenue.

If our solutions, services, products or other applications have defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	Lose revenues due to adverse customer reaction;

•	Be required to provide additional services to a customer at no charge;

•	Receive negative publicity that could damage our reputation and adversely affect our ability to attract or retain customers;

•	Suffer claims for substantial damages against us; and

•	Face material claims for damage to personal property and injuries including loss of life.

In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work, canceling contracts or failing to renew contracts. We may have agreed to indemnify our customers fully for damages and third party claims, we may have failed to obtain or have negotiated insufficient contractual limitations of liability, and we may be found liable for material direct, indirect, consequential, or punitive damages.

Contract Estimation and Performance Risk: If we fail to estimate costs accurately and we or our subcontractors fail to effectively perform our contractual obligations, our reputation as a prime contractor, our ability to obtain future business, and our revenue and operating results could suffer.

Our contracts are typically awarded through a competitive bidding process. We may lose money on some contracts if, in the bidding process, we underestimate the resources we need to perform under the contract. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be adversely affected. Specifically, our fixed-price contracts involve greater financial risk due to the potential for cost overruns. Failure to timely meet contractual requirements may result in additional costs to satisfy obligations to our customers, reductions in revenue, payment of damages or penalties, or termination of the contract.

We often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. If our subcontractors fail to deliver their services or products on time, our ability to complete our contracts may be adversely affected which may have a material and adverse impact on our revenue and profitability. If we are the prime contractor and our subcontractors fail to perform as agreed, we may be liable to our customers for penalties, lost profits and additional costs to satisfy our contractual obligations. These penalties or payments for lost profits may have a material and adverse effect on our profitability and could have a negative impact on our reputation and ability to procure other government contracts in the future.

Government Security Regulation Risks: Our business depends on obtaining and maintaining required employee and facility clearances.

Many of our government contracts require our employees to maintain various levels of security clearances and we are required to maintain certain facility security clearances complying with the Department of Defense and Intelligence Community requirements. Security-related laws and regulations are complex, and we on several occasions have voluntarily disclosed to the government our failure to fully comply with each technical requirement. To the extent we are not able to obtain facility clearances, engage employees with the required security clearances for a particular contract, or maintain connections to controlled government information systems, we may not be able to bid or win new contracts, or effectively recompete on expiring contracts.

Employee Hiring and Retention: If we fail to attract and retain qualified employees, we might not be able to staff recently awarded engagements and sustain our profit margins and revenue growth.

As an advanced information technology and technical services company, our business is labor intensive, and, therefore, our ability to attract and retain highly qualified individuals who work well with our clients in a government environment is an important factor in determining our success. Some of our government contracts require us to employ individuals who have particular security clearances issued by the Department of Defense or other government agencies. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded engagements and to maintain and grow our business could be limited. We are operating in a tight labor market for cleared personnel and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer.

Acquisition Risks: If we fail to manage acquisitions successfully, our revenue and operating results may be impaired.

Part of our growth strategy includes pursing acquisitions of small or large companies. Identification and valuation of acquisition targets and closing complicated transactions involve significant risks to our business. In pricing acquisitions, we may make overly optimistic assumptions of future business growth. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential liabilities of a particular acquisition. Additionally, these transactions often require substantial management resources and may divert our attention away from day-to-day operations. Integrating acquired operations of the acquisitions we choose to complete is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment. Acquisitions may involve incurrence of substantial indebtedness which may constrain further growth and include restrictive financial covenants that, if not complied with, may lead to default. Acquisitions may also increase organizational conflicts of interest, impacting current business and limiting further growth.

In addition, we periodically divest businesses that are no longer part of our ongoing strategic plan. These divestitures may result in losses on disposal or continued financial involvement in the divested business for a period of time following the transaction. If claims or other costs are incurred following a divestiture our financial results may be adversely affected.

Impairment of Assets: Goodwill and intangible assets represent a significant portion of our assets and any impairment of these assets could adversely impact our operating results.

Goodwill and intangible assets account for almost half of our recorded total assets. We evaluate goodwill for impairment annually, or more frequently when evidence of potential impairment exists. Difficult market conditions and subsequently lower expected future cash flows resulted in a $60.0 million goodwill impairment in our Era business during fiscal 2010. A further decrease in expected cash flows or continued deterioration in market conditions could require us to record future impairment charges that could have a material impact on our operating results and financial position.

Intellectual Property Risks: We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our proprietary information and intellectual property rights could adversely affect our competitive position. In conducting our business we may infringe the rights of others.

We rely principally on trade secrets to protect much of our intellectual property where we do not believe that copyright or patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected. We have a limited intellectual property portfolio and in some cases our intellectual property rights may be limited to only the United States and certain other jurisdictions. In the course of conducting our business, we may infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. The expense of defending these claims may adversely affect our financial results.

Inadequate Insurance Coverage: Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We attempt to obtain adequate insurance to cover many of our significant risks and liabilities. Not every risk or liability can be protected by insurance, and for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses incurred. Securing more coverage may impact profitability. Because of the limitations in overall available coverage or our business decisions regarding the amount of coverage that we choose to secure, we may have to bear substantial costs for uninsured losses that could have a material adverse effect on our results of operations and financial position.

Concentration of Voting Power: Our chairman, whose interests may not be aligned with yours, controls our company, which could result in actions of which you or other stockholders do not approve.

As of July 31, 2010, Ernst Volgenau, our chairman, beneficially owned shares of class A and class B common stock representing approximately 69% of the combined voting power of our outstanding common stock. As a result, Dr. Volgenau will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers, acquisitions, sales of substantially all of our assets or other business combinations. Dr. Volgenau’s voting control may have the effect of preventing or discouraging transactions involving actual or potential change of control that may be beneficial to our stockholders, regardless of whether a premium is offered over the then-current market price. Dr. Volgenau’s voting control could adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership. Together these factors could prevent stockholders from receiving a premium over the market price of our common stock if a change in control were proposed.

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

We lease our office facilities and also own a production facility in the Czech Republic. At June 30, 2010, we had approximately 1.4 million square feet of floor space at approximately 75 separate locations, primarily in the U.S. We have leased our corporate headquarters at 4300 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. The lease for our headquarters expires on December 31, 2015. We lease facilities located in 21 states, the District of Columbia and various foreign countries.

Item 3.	LEGAL PROCEEDINGS

We are subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government, state, local and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by state, local, and foreign governments for taxes other than income taxes. We are also involved in various claims and lawsuits arising in the normal conduct of our business. Although we can give no assurance, based upon management’s evaluation of current matters of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is publicly traded on the New York Stock Exchange under the symbol “SRX.” From July 1, 2008 to June 30, 2010 the ranges of high and low sale prices of our class A common stock as reported by the New York Stock Exchange for each quarter during this period were as follows:

	High	Low
Year ended June 30, 2010:
First quarter	$23.12	$16.57
Second quarter	21.79	17.59
Third quarter	21.88	16.60
Fourth quarter	24.00	17.12

Year ended June 30, 2009:
First quarter	$24.79	$20.21
Second quarter	22.69	11.74
Third quarter	18.11	11.22
Fourth quarter	18.89	13.52

As of July 30, 2010, there were approximately 83 holders of record of our class A common stock and two holders of record of our class B common stock. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of July 30, 2010, the closing price of our class A common stock was $22.22. There is no public trading market for our class B common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sale of Unregistered Securities

We issued 23,653, 23,608 and 22,887 shares of our class A common stock to our SRA International, Inc. 401(k) Plan through matching contributions as determined by our Board of Directors during the fiscal years ended June 30, 2010, 2009 and 2008, respectively. These issuances were not sales within the meaning of the Act.

Share Repurchases

On July 31, 2008, the Board authorized the repurchase of up to $100 million of our class A common stock. As of June 30, 2010, we have $84.6 million available under this authorization. We did not repurchase any shares of our common stock under this authorization during fiscal 2010.

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

The following graph compares the cumulative total stockholder return on our class A common stock from June 30, 2005 to June 30, 2010 with the cumulative total return of (i) the Russell 2000 stock index and (ii) the services sector index of the Dow Jones U.S. Computer Services. This graph assumes the investment of $100.00 at the closing price on June 30, 2005 in our class A common stock, the Russell 2000 stock index, and the Dow Jones U.S. Computer Services index, and assumes any dividends are reinvested. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended June 30,
	2005	2006	2007	2008	2009	2010
SRA International, Inc.	100.00	76.70	72.75	64.69	50.58	56.65
Russell 2000	100.00	114.58	133.41	111.80	83.84	101.85
Dow Jones US Computer Services	100.00	107.90	144.22	153.42	134.40	165.08

Item 6.	SELECTED FINANCIAL DATA

The following summary of operations, cash flow and balance sheet information presents selected historical financial data derived from our audited consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and the notes thereto.

	As of and for the Year Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Summary of Operations:
Revenue	$1,666,629	$1,540,556	$1,506,933	$1,268,872	$1,179,267
Operating income (c)	61,093	99,853	119,417	92,825	96,967
Operating margin (c)	3.7%	6.5%	7.9%	7.3%	8.2%
Net income (c)	18,415	58,000	73,264	63,430	62,520
Basic earnings per share (c) (d)	$0.32	$1.02	$1.26	$1.12	$1.14
Diluted earnings per share (c)	$0.32	$1.01	$1.24	$1.09	$1.08

Cash Flows:
Net cash provided by operating activities	$96,700	$90,636	$83,797	$122,444	$86,831
Net cash used in investing activities	(1,182)	(142,408)	(199,585)	(101,206)	(104,478)
Net cash (used in) provided by financing activities	(71,433)	(100,878)	133,014	17,232	28,508
Free cash flow (a)	83,334	75,579	73,034	109,820	71,192

Balance Sheet:
Cash and cash equivalents	$98,113	$74,683	$229,260	$212,034	$173,564
Working capital	258,400	224,024	372,351	297,085	299,567
Total assets	1,033,715	1,094,293	1,136,515	847,684	724,722
Long-term debt	—	75,000	150,000	—	—
Total stockholders’ equity	771,563	741,620	692,936	625,455	533,297

Other Information:
Funded backlog	$771,700	$761,800	$676,500	$600,400	$512,800
Total backlog	4,448,500	4,059,500	3,859,200	3,410,200	3,261,600
Days sales outstanding (b)	72	76	77	68	80

(a)	Free cash flow is a non-GAAP financial metric, which we calculate as cash provided by operating activities less capital expenditures. This metric and its usefulness are discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(b)	Days sales outstanding shown in the table above is calculated using the fiscal year end balances in accounts receivable net of billings in excess of revenue, and revenue per day for the fourth quarter of each fiscal year. Revenue per day for the quarter is calculated by dividing revenue for the quarter by 90 days.
(c)	Fiscal 2010 results include impairment charges totaling $61.3 million related to goodwill and certain long-lived assets in our Era aviation business. The impairment charges reduced basic and diluted earnings per share by $1.05 in fiscal 2010. This impairment charge is discussed in Note 2 to our consolidated financial statements in Part IV of this Form 10-K.
(d)	During fiscal 2010 we adopted new accounting guidance which requires that we retrospectively allocate a portion of our earnings to outstanding unvested restricted share awards that qualify as participating securities. The adoption of this guidance reduced previously reported basic earnings per share (EPS) for the years ended June 30, 2009 and 2008 by one cent. There was no measurable effect on basic EPS for the years ended June 30, 2007 and 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ABOUT THIS MANAGEMENT’S DISCUSSION AND ANALYSIS

The discussion and analysis that follows is organized to:

•	provide an overview of our business;

•	describe selected key metrics evaluated by management;

•	explain the year-over-year trends in our results of operations;

•	describe our liquidity and capital resources; and

•	explain our critical accounting policies, describe certain line items in our statements of operations, and define certain other terms we use in our discussion and analysis.

Readers who are not familiar with our company or the financial statements of federal government IT service providers should closely review the “Critical Accounting Estimates,” and the “Description of Statement of Operations Items,” sections that appear at the end of this discussion and analysis. These sections provide background information that can help readers in understanding and analyzing our financial information.

OVERVIEW

We are a leading provider of technology and strategic consulting services and solutions primarily to government organizations. We offer a broad range of technology and strategic consulting services spanning the information technology life cycle, including: strategic consulting; systems design, development, and integration; and outsourcing and managed services. Our business solutions include text and data mining; information assurance, cyber security and privacy protection; enterprise resource planning; business intelligence; contingency and disaster planning; enterprise architecture and portfolio management; identity management; information sharing and knowledge management; outsourcing, managed services, and infrastructure modernization; service- oriented architecture; training, modeling, and simulation; air traffic control management; contract research outsourcing, regulatory consulting and data management; and wireless integration services. These business solutions consist of tools, techniques, and methods that reflect the specific competencies we have gained from experience in these areas. We provide services in the national security, civil government, health care and public health, intelligence and space markets. Our largest market, national security, includes the Department of Defense, the National Guard, the Department of Homeland Security, and other government organizations with homeland security missions.

Engagements serving U.S. government clients where we were the prime contractor or a subcontractor accounted for 93%, 92%, and 95% of our revenue for fiscal years 2010, 2009, and 2008, respectively. The remaining portion was attributable to international government, state and local government, and commercial clients.

NON-GAAP FINANCIAL MEASURES

Certain financial measures discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, such as organic revenue growth, free cash flow, operating income, as adjusted, and adjusted measures of income before income taxes and provision for income taxes are not provided for under generally accepted accounting principles (GAAP). We believe these non-GAAP measures provide investors with useful supplemental information regarding underlying business trends and performance of our ongoing operations and are useful for period-over-period comparisons of such operations. These measures are not calculated through the application of GAAP and are not the required form of disclosure by the Securities and Exchange Commission (SEC). As such, they should not be considered as substitutes for the most directly comparable GAAP measures and should not be used in isolation, but in conjunction with these GAAP measures. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Reconciliations to the most directly comparable GAAP financial measures are included in the relevant discussions below.

ITEMS AFFECTING THE COMPARABILITY OF OUR OPERATING RESULTS

	Year Ended June 30,
	2010	2009	2008
Operating income, as reported	$61,093	$99,853	$119,417
Operating margin, as reported	3.7%	6.5%	7.9%

Adjustments
Impairment of goodwill and long-lived assets (a)	$61,315	$1,138	$—
Settlement of claims against Era sellers (b)	(3,361)	—
Sale of Constella Futures Holding, LLC (c)	1,889	(1,939)	—
Acquired in-process research and development (d)	—	900	—
Facility exit charge (e)	2,332	—	3,257

Operating income, as adjusted	$123,268	$99,952	$122,674

Operating margin, as adjusted	7.4%	6.5%	8.1%

We use operating income, as adjusted, as an additional measure of our core business performance period-over-period. Adjustments to operating income result in a measure that is not provided for under GAAP; however, we believe adjustment of the items above is useful as they are considered outside the normal course of our operations and obscure the comparability of performance period–over-period.

(a)	As part of our annual goodwill impairment review during the third quarter of fiscal 2010, we determined that goodwill was impaired in the two reporting units in our aviation business, Airport Operations Solutions (AOS) and Air Traffic Management and Military (ATM). We recorded a total goodwill impairment charge of $60.0 million, which included $56.5 million for ATM and $3.5 million for AOS. Additionally, we recorded impairment charges of $1.3 million related to certain identified intangible assets and capitalized software in AOS. During fiscal 2009, we recorded a $1.1 million impairment of certain long-lived assets in our contract research organization business. See Note 2 to our consolidated financial statements for discussion of these impairment charges.
(b)	During the third quarter of fiscal 2010, we reached a settlement on the outstanding claims made against the selling shareholders of Era Systems Corporation (Era). The claims related primarily to certain contracts entered into by Era prior to our acquisition which have suffered significant ongoing losses. This settlement resulted in a non-taxable gain of $3.4 million during the year. See Note 3 to our consolidated financial statements for discussion of the settlement.
(c)	During the first quarter of fiscal 2009, we sold Constella Futures Holding, LLC (Futures) and recorded a gain of $1.9 million based on the initial estimated sales price. In the second quarter of fiscal 2010, an arbitrator settled a dispute over the sales price which resulted in a reduction of the previously recognized gain.
(d)	In fiscal 2009, we recorded a charge of $0.9 million to write-off the acquired in-process research and development related to our acquisition of Era in July 2008.

(e)	In fiscal 2010, we recorded a charge of $2.3 million to exit certain underutilized facilities. This charge related primarily to our Milton Park facility in the United Kingdom (UK) which supports our contract research organization business. During fiscal 2008, we recorded a $3.3 million facility exit charge related to the consolidation of several of our Washington, DC area offices. The facility exit charges are included in selling, general and administrative expenses on the consolidated statement of operations.

FINANCIAL HIGHLIGHTS

In addition to the items noted above, financial highlights or events during fiscal 2010, include:

•

Revenue in fiscal 2010 increased 8.2% from the prior year, primarily reflecting an increased volume of direct labor and a greater amount of services provided by subcontractors on engagements with our federal government clients.

•

Our operating margin, as adjusted above, increased to 7.4% during fiscal 2010 from 6.5% in the prior year due to strong labor-based organic revenue growth and continued general and administrative cost management efforts. Fiscal 2010 operating margin was adversely impacted by the operating losses of $13.3 million, excluding $3.0 million of amortization of intangible assets, in our Era aviation business. These losses reflect difficulties encountered in turning the sales pipeline into backlog as our international aviation customers continue to suffer from the global economic crisis as well as contract losses on several contracts that were in place when we acquired the business. Era’s $13.3 million of operating losses reduced our consolidated operating margin by approximately 90 basis points.

•	Our effective income tax rate was favorably impacted by $2.7 million of federal and state tax benefits related to income tax returns for prior fiscal years.

•	We completed the year with no long-term debt and more than $98 million of cash and cash equivalents.

•	New contract awards were $2.3 billion, equating to a book-to-bill ratio of 1.4 for the year. Total backlog was $4.4 billion as of June 30, 2010.

KEY METRICS

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue

Total revenue growth is a measure of how successful we are at growing and developing our business, including the effect of acquisitions. Our organic revenue growth rate is a metric used by management in an attempt to isolate how effectively we are growing our core business excluding acquisitions.

We calculate organic growth by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior-year period. In arriving at prior-year revenue, we include the revenue of acquired companies and remove the revenue of divested companies for the prior-year periods comparable to the current-year periods for which the companies are included in our actual reported revenue. The resulting growth rate is intended to represent our organic, or non-acquisitive, growth year-over-year.

The organic growth rates from fiscal 2008 through fiscal 2010 are computed as follows (in thousands):

	Year Ended June 30,			Year Ended June 30,
	2010	2009	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Revenue	$1,666,629	$1,540,556	8.2%	$1,540,556	$1,506,933	2.2%
Plus: Revenue of acquired companies for the comparable prior year period	—	10,413		—	84,738
Less: Revenue of divested companies for the comparable prior year period	—	(11,940)		—	(61,307)

Organic revenue	$1,666,629	$1,539,029	8.3%	$1,540,556	$1,530,364	0.7%

For the immediate future, our primary focus will be on delivering differentiated information technology and professional solutions to government agencies. Part of our growth strategy includes pursuing acquisitions of small or large companies to complement and accelerate internal growth by adding new capabilities, customers, solutions and related intellectual property.

Included in our revenue were software licensing and related activity sales of $7.3 million, $7.7 million and $6.2 million in the years June 30, 2010, 2009 and 2008, respectively.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $2.3 billion of new contract awards during fiscal 2010. Contract awards or bookings generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. During the year there were downward contract adjustments of $370 million related to customer deobligations or contract backlog that was not realized on contracts that have ended.

A key measure of our business growth is the ratio of new contracts awarded compared to the revenue recorded in the same period. In fiscal 2010, this book-to-bill ratio was 1.4. Our goal is for the level of business awards to significantly exceed the revenue booked in order to drive future revenue growth.

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

	Year Ended June 30,
	2010	2009
	(in millions)
Backlog:
Funded	$771.7	$761.8
Unfunded	3,676.8	3,297.7

Total Backlog	$4,448.5	$4,059.5

Our total backlog of $4.4 billion as of June 30, 2010 represented a 9.6% increase over the June 30, 2009 backlog. With the acquisition of Perrin Quarles Associates (PQA) in fiscal 2010, we acquired approximately $74 million of contract backlog. Excluding the backlog acquired with PQA, our total backlog increased by 7.8% during fiscal 2010. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2019. Congress often appropriates funds for our clients on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract.

We expect to recognize approximately 21% of our backlog as revenue within the next 12 months. However, the U.S. government may cancel any contract at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.

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

Contract profit margins are generally affected by the type of contract. An important part of growing our operating income is to increase the amount of services delivered under fixed-price contracts, which present more risk to deliver, but may result in higher profit. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Year Ended June 30,
	2010	2009	2008
Cost-plus-fee	35%	35%	41%
Time-and-materials	39	43	42
Fixed-price	26	22	17

Free Cash Flow

Our free cash flow was $83.3 million, $75.6 million, and $73.0 million in fiscal 2010, 2009 and 2008, respectively. We define free cash flow as net cash provided by operating activities less capital expenditures. We believe free cash flow is a useful measure for investors in analyzing our ability to generate cash flow for purposes such as repaying debt, funding business acquisitions, and repurchasing our common stock. We use free cash flow to assess the quality of our earnings. Given certain non-cash expenses and low capital requirements, we expect free cash flow to exceed net income over the long term. The following table reconciles the free cash flow from operations with net cash provided by operating activities as shown on the consolidated statement of cash flows:

	Year Ended June 30,
	2010	2009	2008
Net cash provided by operating activities	$96,700	$90,636	$83,797
Capital expenditures	(13,366)	(15,057)	(10,763)

Free cash flow from operations	$83,334	$75,579	$73,034

Headcount and Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. As of June 30, 2010, we had over 7,100 employees. Direct labor utilization was 77.5%, 76.3% and 79.2% for fiscal 2010, 2009 and 2008, respectively. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses. Accordingly, changes in our direct labor utilization impact both cost of services and selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding (DSO) is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to acquisitions if necessary. DSO decreased to 72 days as of June 30, 2010, from 76 days as of June 30, 2009. Despite the discontinuation of our practice of offering discounts to customers for early payment, our ending accounts receivable balance was relatively unchanged from fiscal 2009 given process improvements implemented during fiscal 2010. We will continue to look for efficiencies and while quarterly fluctuations are possible, we do not expect significant changes to our DSO in fiscal 2011.

RESULTS OF OPERATIONS

Revenue

	Year Ended June 30,			Year Ended June 30,
	2010	2009	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Revenue	$1,666,629	$1,540,556	8.2%	$1,540,556	$1,506,933	2.2%
Plus: Revenue of acquired companies for the comparable prior year period	—	10,413		—	84,738
Less: Revenue of divested companies for the comparable prior year period	—	(11,940)		—	(61,307)

Organic revenue	$1,666,629	$1,539,029	8.3%	$1,540,556	$1,530,364	0.7%

Fiscal 2010 revenue growth was driven by an increase in services provided to a variety of customers in our federal government contracting business and was limited by continuing challenges in our Era aviation business, where sales declined as compared to the prior year. Revenue growth from fiscal 2008 to fiscal 2009 was negatively impacted by the loss of our Advanced Information Technology Services contract, which accounted for approximately 6% of our total fiscal 2008 revenue.

Operating Costs and Expenses

	Year Ended June 30,
	2010	% Change	2009	% Change	2008
	(in thousands)
Cost of services	$1,260,216	9.3%	$1,152,465	0.1%	$1,151,441
Selling, general and administrative	257,224	(0.8)	259,256	23.0	210,812
Depreciation and amortization	28,253	(2.2)	28,883	14.3	25,263

	(as a percentage of revenue)
Cost of services	75.6%		74.8%		76.4%
Selling, general and administrative	15.4		16.8		14.0
Depreciation and amortization	1.7		1.9		1.7

For each of the last three fiscal years, cost of services consisted of the following:

	Year Ended June 30,
	2010	% of total	2009	% of total	2008	% of total
	(in thousands)
Direct labor and related overhead	$632,808	50.2%	$589,421	51.1%	$566,903	49.2%
Subcontractor labor	326,529	25.9	280,033	24.3	297,658	25.9
Materials and other reimbursable costs	300,879	23.9	283,011	24.6	286,880	24.9

Total cost of services	$1,260,216		$1,152,465		$1,151,441

Cost of services as a percent of revenue varies from period to period depending on the mix of direct labor, subcontractor costs and other reimbursable costs in our total cost of services. We seek to optimize our labor content in performance of our contracts since we typically generate greater gross margin from our labor services, particularly from services that our employees provide, compared with other reimbursable items. While direct labor and subcontractor labor costs grew in total from fiscal 2009 to fiscal 2010, our employees’ direct labor did not grow as fast as our subcontracted labor, causing our total cost of services to increase as a percent of revenue.

The higher subcontract costs were incurred in support of our contracts, including our Joint Staff Systems Integration Network contract with the Department of Defense, which was awarded in the fourth quarter of fiscal 2009.

Selling, general and administrative (SG&A) expenses increased significantly from fiscal 2008 to fiscal 2009. This increase was attributable to several factors including:

1)	increased marketing, sales, business development and recruiting costs in our U.S. government contracting business, which accounted for approximately $12.3 million of the increase;

2)	difficult economic conditions and lower business demand in our contract research organization (CRO) business caused direct labor utilization to decline, leading to lower revenue and higher SG&A costs. Additional SG&A expenses were incurred in the CRO business to better align its operating structure with the lower demand in the market; and

3)	SG&A costs of $14.5 million in our Era aviation business that related primarily to marketing and research and development activities.

In fiscal 2010 SG&A expenses, both as a percentage of revenue and in dollars, benefited from earlier actions taken in the CRO business and from prior year investments in recruiting and marketing and sales which helped drive organic growth in our U.S. government contracting business.

Depreciation and amortization expense did not materially change in fiscal 2010 compared fiscal 2009. Depreciation and amortization increased 14.3% to $28.9 million in fiscal 2009 from $25.3 million in fiscal 2008 due to the amortization of identified intangible assets from our acquisition of Era.

Interest

	Year Ended June 30,
	2010	% Change	2009	% Change	2008
	(in thousands)
Interest expense	$(1,306)	(76.4)%	$(5,526)	68.1%	$(3,288)
Interest income	1,855	(18.7)	2,283	(46.4)	4,261

Interest, net	$549		$(3,243)		$973

We repaid all of the outstanding borrowings on our credit facility during the third quarter of fiscal 2010. The weighted average balance outstanding on our credit facility was $55.2 million in fiscal 2010 compared to approximately $160.5 million for fiscal 2009 and $67.0 million in fiscal 2008. Our average outstanding borrowings were higher in fiscal 2009 primarily to fund the acquisition of Era in July 2008. The weighted average interest rate on borrowings during fiscal 2010 was 1.7% as compared to 3.0% in fiscal 2009 and 4.7% in fiscal 2008.

Our interest income has decreased in each of the last three fiscal years due to falling interest rates. Interest income in fiscal 2010 consists primarily of interest earned on the notes receivable related to the sale of Futures which bear interest at 6.0% per year.

Income Taxes

The effective tax rate for fiscal 2010 was impacted by the non-deductible goodwill impairment charge and non-taxable settlement of claims against the Era sellers discussed previously. The effective tax rate excluding the impact of these items is calculated as follows:

	Year Ended June 30 2010
	Income before income taxes	Provision for income taxes	Effective Tax Rate
	(in thousands)
As reported	$61,642	$43,227	70.1%
Non-deductible impairment of goodwill	59,971	—	—
Non-taxable settlement of claims against Era sellers	(3,361)	—	—

As adjusted	$118,252	$43,227	36.6%

This adjusted measure of income before income taxes and the resulting adjusted effective tax rate are non-GAAP financial measures. We believe these adjustments are useful as they eliminate the effect of certain significant non-taxable items that obscure the comparability of our effective tax rate period-over-period.

Our effective tax rate for fiscal 2010, as adjusted, was 36.6% as compared to 40.0% for fiscal 2009. The lower effective tax rate for fiscal 2010 is primarily due to federal research and development tax credits, deductions for income from qualified domestic production activities, and state tax credits and exemptions associated with our status as a Qualified High Technology Company within Washington, DC. We recorded approximately $2.7 million of tax benefits related to prior years during fiscal 2010. See Note 11 to the consolidated financial statements for a reconciliation of the provision for income taxes to the income taxes based on the federal statutory tax rate.

In fiscal 2009, our effective income tax rate increased to 40.0%, from 39.6% in fiscal 2008. This increase was due primarily to the write-off of in-process research and development of $0.9 million related to the Era acquisition, which was not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of June 30, 2010 was $258.4 million compared to $224.0 million as of June 30, 2009. As of June 30, 2010, our total cash balances were $98.1 million and we had no outstanding long-term debt.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of our vendor payments.

Net cash provided by operating activities was $96.7 million in fiscal 2010, $90.6 million in fiscal 2009 and $83.8 million in fiscal 2008. In each of these three years, cash provided by operating activities was attributable primarily to net income excluding non-cash charges for the impairment of goodwill and long-lived assets, depreciation, and stock based compensation.

Net cash used in investing activities was $1.2 million, $142.4 million, and $199.6 million in fiscal 2010, 2009, and 2008, respectively. Acquisitions of businesses and capital expenditures were the primary uses of cash in investing activities for each of the three years. Cash used for acquisitions, net of cash acquired was $8.6 million, $132.3 million and $189.7 million for the last three fiscal years. In fiscal 2010, we also received $12.5 million from the settlement related to the Era acquisition and collected $5.3 million of the outstanding balance of the senior net asset note receivable related to the sale of Futures.

Net cash used in financing activities was $71.4 million and $100.9 million in fiscal 2010 and 2009, respectively. Net cash provided by financing activities was $133.0 million in fiscal 2008. Our most significant financing activities are generally borrowings and repayments under our credit facility. We typically only borrow significant amounts from our credit facility to finance large acquisitions such as the Constella Group LLC acquisition in fiscal 2008 and the Era acquisition in fiscal 2009. During fiscal 2010, we repaid all of the outstanding borrowings under the credit facility. In fiscal 2009 and 2008, we used $22.0 million and $36.3 million to repurchase outstanding shares of our common stock.

Credit Facility

Our $285 million credit facility terminates on August 9, 2012, at which time any outstanding borrowings under the facility become due. As of June 30, 2010, we had no borrowings outstanding under the credit facility.

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

We may use the proceeds from borrowings under the credit facility for any general corporate purpose. The credit facility contains customary covenants limiting our ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase our stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring us to maintain a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. If we do not comply with the various covenants under the credit facility, the lenders may, subject to various customary cure rights, require immediate payment of all amounts outstanding under the facility. We have been in compliance with all of the financial covenants since the inception of the credit facility.

Share Repurchases

On May 2, 2007, our Board of Directors authorized the repurchase of up to $40 million of our class A common stock. On July 31, 2008, the Board authorized the repurchase of up to an additional $100 million of our class A common stock.

We did not buy back any shares under these repurchase plans during fiscal 2010. In fiscal 2009 and 2008, we repurchased 968,794 shares and 1,500,944 under these authorizations. The total cost of the shares repurchased under these authorizations was $21.4 million and $34.0 million in fiscal 2009 and 2008, respectively. The May 2, 2007 repurchase authorization has been depleted. Approximately $84.6 million of the $100.0 million repurchase amount authorized on July 31, 2008 remained as of June 30, 2010. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions. We are not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time.

In fiscal 2010, 2009 and 2008, we also paid $1.2 million, $0.6 million and $2.3 million, respectively, to repurchase shares from employees to satisfy the minimum required tax withholdings related to the vesting of restricted stock.

Capital Requirements

We believe the capital resources available to us under the credit facility and cash from our operations are adequate to fund our normal working capital needs and capital expenditure requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, other than operating leases, we had no material off-balance sheet arrangements, including guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in shareholders’ equity on the consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2010 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments due by period
Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$134,840	$33,118	$51,202	$36,556	$13,964
Other long-term liabilities	3,411	—	2,141	1,042	228

Total contractual obligations	$138,251	$33,118	$53,343	$37,598	$14,192

Other long-term liabilities in the table above include the long-term portion of our liabilities for deferred rent expense and lease incentives which are being amortized over the respective lease terms.

In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 11 to our consolidated financial statements for additional information regarding taxes and related matters.

Liabilities for our deferred compensation plan have been excluded from the contractual obligations table. We fund our deferred compensation plan by making cash contributions to a Rabbi Trust at the time the salary or bonus being deferred would otherwise be payable to the employee. Gains or losses on amounts held in the Rabbi Trust are fully allocable to plan participants. As a result, there is no net impact on our results of operations, and the liability to plan participants is fully funded at all times.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on our historical experience and various other factors that are deemed reasonable at the time the estimates are made. We re-evaluate these estimates quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, and accounting for stock compensation expense. If any of these estimates or judgments proves to be inaccurate, our results could be materially affected in the future.

Revenue Recognition

Although revenue on most of our contracts is recognized based on objective criteria, revenue on some of our fixed-price contracts is recognized using the percentage-of-completion method of contract accounting which requires significant estimates that may change over time. These contracts accounted for less than 20% of our consolidated revenue in fiscal 2010. The percentage-of-completion method requires estimates of total contract costs, profit and ongoing estimates of progress towards completion. To estimate total contract cost, we must make assumptions related to the outcome of future events for periods which may extend several years. These assumptions include future labor productivity and availability, and the nature and complexity of the work to be performed. We estimate profit as the difference between total contract revenue and total estimated contract cost, and recognize that profit over the remaining life of the contract. Unless we can determine that there is a more suitable objective measure, we estimate progress towards completion based on the costs expended to date in relation to total estimated costs expected upon completion of the contract.

For our cost-plus-award-fee contracts, we recognize the expected fee to be awarded by the customer when there is a basis to reasonably estimate the amount. Estimates of award or incentive fees require significant estimates that may change over time and are based on prior award experience and communication with the customer regarding performance, including any interim performance evaluations rendered by the customer.

In certain situations, we recognize revenue associated with work performed prior to the completion and signing of contract documents. This revenue is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program. As of June 30, 2010, we had approximately $8.9 million of accounts receivable related to revenue recognized on work performed prior to completion or signing of contract documents. We have not historically recognized significant losses related to work performed prior to signing a contract.

Accounting for Acquisitions

The purchase price that we pay to acquire a business is allocated to the net assets acquired based on the estimated fair value of those net assets. The excess of the purchase price over the estimated fair value of the net tangible and separately identified intangible assets acquired represents goodwill. We typically retain an independent third party valuation firm to assist us in our determination of the fair values and useful lives of identified intangible assets. The fair value determinations required in a purchase price allocation involve significant estimates and management judgments including estimates of future operating results and cash flows. Different estimates and assumptions could have resulted in materially different values assigned to acquired net assets including identified intangible assets and goodwill.

Accounting for Asset Impairments

We evaluate goodwill for impairment on an annual basis, or during any interim period if there is an indication that goodwill may be impaired. We assess the potential impairment of goodwill by comparing the carrying value of each of our reporting units with its estimated fair value. Each year we perform our goodwill impairment analysis as of January 1.

For our impairment analysis as of January 1, 2010, we considered the findings of a third party valuation firm in our determination of the fair value of our reporting units. The valuation approach was based upon a discounted cash flow analysis and comparable company market multiples. The discounted cash flow analysis requires numerous assumptions, including the timing of future work, our performance and profitability under our contracts, our success in securing future business, the appropriate weighted average cost of capital (WACC) used to discount the projected cash flows and terminal value assumptions. The WACC represents the expected cost of new capital, taking into consideration the weighted cost of debt and equity. The terminal value assumptions are applied to the final year of forecasted cash flows to estimate the value of the business at the end of the period in which cash flows can be reliably projected. As a result of the fiscal 2010 impairment analysis, we recorded goodwill impairment charges in two of our reporting units for a total of $60.0 million. There was $30.9 million of goodwill remaining in these two reporting units as of June 30, 2010. We also had approximately $408 million of goodwill in other reporting units whose fair values exceeded their carrying values by a substantial amount in the most recent impairment test. The impairment charges and our reporting units are discussed in Note 2 to our consolidated financial statements. If we are required to record an impairment charge in the future, it could materially affect our results of operations. Due to the many variables inherent in the estimation of a business’s fair value, differences in assumptions may have a material effect on the results of our impairment analysis.

Although long-lived assets are amortized over their estimated useful lives, we evaluate these assets for impairment when events occur or circumstances change that suggest a possible impairment. Such events could include, but are not limited to, a significant adverse change in legal factors or the business climate, an expectation of future operating losses associated with the use of such assets, or other similar events. If such events do occur, we determine whether the carrying value of the affected asset is recoverable by comparing the asset’s net book value to its future undiscounted net cash flows. If an asset’s carrying value is not recoverable, we then test it for impairment by comparing the carrying value to the estimated fair value which is calculated using a discounted cash flow approach. If the carrying value exceeds the fair value, we record an impairment charge equal to the difference. As a result of the goodwill impairment discussed above, we evaluated certain long-lived assets for impairment and recorded a charge of $ 1.3 million during fiscal 2010.

Accounting for Stock-Based Compensation

Compensation costs related to our stock based compensation plans are recognized based on the grant-date fair value of the options and unvested restricted stock granted. The compensation cost for these stock-based awards is recognized on a straight-line basis over the requisite service period for the award, which is typically four years. Stock-based compensation costs were $9.0 million, $10.7 million and $10.1 million during fiscal 2010, 2009 and 2008.

We calculate the fair value of our stock option grants using the Black-Scholes-Merton option-pricing model. While the Black-Scholes-Merton model is a widely accepted method to calculate the fair value of stock options, its results are dependent on the inputs, two of which, expected term and expected volatility, are dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, we analyze the historical volatility of our common stock. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and, in turn, on the amount of compensation cost recognized. Additionally, we are required to estimate future stock option and unvested restricted stock award forfeitures when determining the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure available to estimate future stock option forfeitures. However, actual forfeitures may differ from the estimates used, and could materially affect the total compensation expense recognized.

DESCRIPTION OF STATEMENT OF OPERATIONS ITEMS

The following is a description of certain line items of our statements of operations.

Revenue

Most of our revenue is generated based on services provided either by our employees or subcontractors. The revenue we earn may include third-party hardware and software that we purchase and integrate when requested by the client as a part of the solutions that we provide. To a lesser degree, we develop, license and sell software and hardware products to customers.

Cost of Services

Cost of services includes the direct costs to provide our services and business solutions to clients. The most significant of these costs are the salaries and wages plus associated fringe benefits, stock-based compensation and facility related costs of our employees directly serving clients. Cost of services also includes the costs of subcontractors and outside consultants, third-party materials such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other direct costs such as travel expenses incurred to support contract efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the salaries and wages plus associated fringe benefits, stock-based compensation and facility related costs of our employees not performing work directly for clients. Among the functions covered by these costs are asset and facilities management, business development, research and development, contracts, legal, finance and accounting, senior management, human resources, recruiting, and information systems support. Underutilized labor due to delayed contract awards and costs related to foreign currency transactions, including the gains and losses on forward exchange contracts, are also included in selling, general and administrative expenses.

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

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, accounts receivable, accounts payable and derivative instruments. We are exposed to market risk, primarily related to foreign currency exchange rates. We repaid all of the outstanding borrowings under our credit facility during fiscal 2010; therefore, our current exposure to fluctuations in interest rates is not material. We believe that concentrations of credit risk with respect to accounts receivable are limited as they are primarily receivables from federal government agencies or customers engaged in work for the federal government.

We consider our exposure to foreign currency exchange rates to fall in two categories: translation exposure and transaction exposure. Translation exposure arises from translating financial statements of our foreign operations to U.S. dollars for our consolidated financial statements. Changes in exchange rates between financial statement dates result in unrealized gains and losses, which are included in accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. As of June 30, 2010, the total amount of our net assets denominated in foreign currencies was not material.

Transaction exposure results from international contracts where changes in exchange rates affect cash flow. We often attempt to negotiate sales contracts in the same currency in which the predominant expenses will be incurred, thereby mitigating this exposure. However, we do enter into contracts that subject us to transaction exposure, particularly to the extent contract revenues are denominated in a currency different than the contract costs. Our most significant transaction exposure exists in our Era subsidiary, which incurs most of its expenses in Czech Korunas but enters into sales contracts denominated in other currencies, most notably the Euro. We do not attempt to hedge the risk of foreign currency exchange rate fluctuations on these contracts while they are included in our backlog. After revenue has been recognized, we utilize forward contracts to manage the exchange rate risk on the Euro denominated receivables. We also maintain certain intercompany balances between our U.S. and Czech operations that result in additional transaction exposure. As of June 30, 2010, the U.S. dollar denominated intercompany debt owed by the Czech operations was $20.2 million. As of June 30, 2010, we had approximately $19.0 million in U.S. dollar equivalent notional forward contracts that were acquired on June 29, 2010. We believe the effect of possible future fluctuations in foreign currency exchange rates on these contracts and the offsetting underlying transactions and balances, when taken together, do not create material market risk. We do not use derivatives for trading or speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are submitted on pages 44 through 71 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2010.

Deloitte & Touche LLP (“D&T”), an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The D&T report immediately follows this report.

/s/ STANTON D. SLOANE
President and Chief Executive Officer

/s/ RICHARD J. NADEAU
Executive Vice President and Chief Financial Officer

Date: August 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited the internal control over financial reporting of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2010 of the Company and our report dated August 12, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 12, 2010

Item 9B.	OTHER INFORMATION

None.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein is contained under the heading “Executive Officers of the Registrant” in Part I of this report. Other information required by this Item will be included under the headings “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership reporting Compliance” in the definitive proxy statement for our 2010 annual meeting of stockholders (2010 proxy statement) which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” in the 2010 proxy statement, which sections are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2010 proxy statement, which sections are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the heading “Certain Relationships and Related Transactions” in the 2010 proxy statement, which section is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the heading “Proposal 3—Ratification of Selection of Independent Auditors” in the 2010 proxy statement, which section is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

(1)	Consolidated Financial Statements

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed and incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 001-31334).

3.2	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on October 28, 2009, previously filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2009 (File No. 001-31334).

3.3	Amended and Restated By-Laws of the Registrant, previously filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2009 (File No. 001-31334).

4.1	Specimen common stock certificate, previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

10.1*	1994 Stock Option Plan, as amended, previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

10.2*	2002 Stock Incentive Plan, previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

10.3*	Deferred Compensation Plan for Key Employees, as amended, previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

10.4	Office Lease Agreement, dated May 11, 1999 between the Registrant and Fair Lakes North and South, L.P., as amended, previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

10.5	Office Lease Agreement, dated May 11, 1999 between the Registrant and Fair Lakes North and South, L.P., as amended, previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

Exhibit	Description
10.6*	401(k) Savings Plan, as amended and restated effective January 1, 2001, previously filed and incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 21, 2002 (333-83780).

10.7*	Amendment to 401(k) Savings Plan, previously filed and incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 001-31334).

10.8	Credit Agreement, dated August 9, 2007, previously filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2007 (File No. 001-31334).

10.9	Amendment, dated May 29, 2008 to Credit Agreement, previously filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2008 (File No. 001-31334).

10.10*	Employment Agreement dated May 13, 2009 between SRA International, Inc. and Richard J. Nadeau, previously filed and incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 001-31334).

10.11*	Employment Agreement dated May 28, 2010 between SRA International, Inc. and Stanton D. Sloane, previously filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2010 (File No. 001-31334).

21.1^	Subsidiaries of the Registrant

23.1^	Consent of Independent Registered Public Accounting Firm

31.1^	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2^	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1^	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.
^	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 12th day of August, 2010.

SRA INTERNATIONAL, INC.

By:	/S/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STANTON D. SLOANE Stanton D. Sloane	President and Chief Executive Officer (Principal Executive Officer)	August 12, 2010

/S/ RICHARD J. NADEAU Richard J. Nadeau	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2010

/S/ ERNST VOLGENAU Ernst Volgenau	Chairman	August 12, 2010

/S/ JOHN W. BARTER John W. Barter	Director	August 12, 2010

/S/ LARRY R. ELLIS Larry R. Ellis	Director	August 12, 2010

/S/ MILES R. GILBURNE Miles R. Gilburne	Director	August 12, 2010

/S/ W. ROBERT GRAFTON W. Robert Grafton	Director	August 12, 2010

/S/ WILLIAM T. KEEVAN William T. Keevan	Director	August 12, 2010

/S/ MICHAEL R. KLEIN Michael R. Klein	Director	August 12, 2010

/S/ DAVID H. LANGSTAFF David H. Langstaff	Director	August 12, 2010

/S/ GAIL R. WILENSKY Gail R. Wilensky	Director	August 12, 2010

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 12, 2010

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	June 30, 2010	June 30, 2009
Current assets:
Cash and cash equivalents	$98,113	$74,683
Accounts receivable, net	354,825	356,261
Inventories, net	6,866	6,786
Prepaid expenses and other	25,752	37,707
Deferred income taxes	15,057	13,924

Total current assets	500,613	489,361

Property, plant and equipment, net	33,626	38,130
Goodwill	438,995	490,481
Identified intangibles, net	35,063	43,235
Deferred compensation trust	7,182	6,494
Other long-term assets	18,236	26,592

Total assets	$1,033,715	$1,094,293

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2010	June 30, 2009
Current liabilities:
Accounts payable and accrued expenses	$101,573	$137,443
Accrued payroll and employee benefits	123,617	111,296
Billings in excess of revenue recognized	17,023	16,598

Total current liabilities	242,213	265,337

Long-term debt	—	75,000
Deferred compensation liability	7,182	6,494
Deferred income taxes	7,280	—
Other long-term liabilities	5,477	5,842

Total liabilities	262,152	352,673

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000 shares authorized; 47,191 and 46,633 shares issued as of June 30, 2010 and 2009; 43,893 and 43,374 shares outstanding as of June 30, 2010 and 2009	189	187
Class B common stock, par value $0.004 per share; 55,000 shares authorized; 13,001 and 13,101 shares issued and outstanding as of June 30, 2010 and 2009	52	52
Additional paid-in capital	361,287	348,805
Treasury stock, at cost	(64,427)	(63,656)
Accumulated other comprehensive loss	(3,431)	(3,246)
Retained earnings	477,893	459,478

Total stockholders’ equity	771,563	741,620

Total liabilities and stockholders’ equity	$1,033,715	$1,094,293

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended June 30,
	2010	2009	2008
Revenue	$1,666,629	$1,540,556	$1,506,933
Operating costs and expenses:
Cost of services	1,260,216	1,152,465	1,151,441
Selling, general and administrative	257,224	259,256	210,812
Depreciation and amortization	28,253	28,883	25,263
Impairment of goodwill and long-lived assets	61,315	1,138	—
Settlement of claims against Era sellers	(3,361)	—	—
Sale of Constella Futures Holding, LLC	1,889	(1,939)	—
Acquired in-process research and development	—	900	—

Total operating costs and expenses	1,605,536	1,440,703	1,387,516

Operating income	61,093	99,853	119,417
Interest expense	(1,306)	(5,526)	(3,288)
Interest income	1,855	2,283	4,261
Gain on sale of Mantas, Inc.	—	—	892

Income before income taxes	61,642	96,610	121,282
Provision for income taxes	43,227	38,610	48,018

Net income	18,415	58,000	73,264

Basic earnings per share:	$0.32	$1.02	$1.26

Diluted earnings per share:	$0.32	$1.01	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance July 1, 2007	43,576	$174	14,200	$57	$302,970	(711)	$(5,996)	$—	$328,250	$625,455
Net income	—	—	—	—	—	—	—	—	73,264	73,264
Proceeds from stock-based awards and related tax effects	1,348	5	—	—	18,496	—	—	—	—	18,501
Reissuance of treasury stock	—	—	—	—	481	23	198	—	—	679
Repurchase of common stock	—	—	—	—	—	(1,591)	(36,278)	—	—	(36,278)
Employee stock purchase plan	46	—	—	—	1,193	—	—	—	—	1,193
Shares converted between classes	149	1	(149)	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,148	—	—	—	—	10,148
Adoption of accounting standard related to uncertain income tax positions	—	—	—	—	—	—	—	—	(36)	(36)
Foreign currency translation	—	—	—	—	—	—	—	10	—	10

Balance June 30, 2008	45,119	180	14,051	56	333,288	(2,279)	(42,076)	10	401,478	692,936
Net income	—	—	—	—	—	—	—	—	58,000	58,000
Proceeds from stock-based awards and related tax effects	482	3	—	—	3,490	—	—	—	—	3,493
Reissuance of treasury stock	—	—	—	—	(63)	24	462	—	—	399
Repurchase of common stock	—	—	—	—	—	(1,003)	(22,042)	—	—	(22,042)
Employee stock purchase plan	82	—	—	—	1,430	—	—	—	—	1,430
Shares converted between classes	950	4	(950)	(4)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,660	—	—	—	—	10,660
Foreign currency translation	—	—	—	—	—	—	—	(3,256)	—	(3,256)

Balance June 30, 2009	46,633	187	13,101	52	348,805	(3,258)	(63,656)	(3,246)	459,478	741,620
Net income	—	—	—	—	—	—	—	—	18,415	18,415
Proceeds from stock-based awards and related tax effects	382	2	—	—	2,024	—	—	—	—	2,026
Reissuance of treasury stock	—	—	—	—	—	24	462	—	—	462
Repurchase of common stock	—	—	—	—	—	(62)	(1,233)	—	—	(1,233)
Employee stock purchase plan	76	—	—	—	1,426	—	—	—	—	1,426
Shares converted between classes	100	—	(100)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,032	—	—	—	—	9,032
Foreign currency translation	—	—	—	—	—	—	—	(185)	—	(185)

Balance June 30, 2010	47,191	$189	13,001	$52	$361,287	(3,296)	$(64,427)	$(3,431)	$477,893	$771,563

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$18,415	$58,000	$73,264
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,253	28,883	25,263
Stock-based compensation	9,032	10,660	10,148
Deferred income taxes	8,438	1,550	(738)
Impairment of goodwill and long-lived assets	61,315	1,138	—
Settlement of claims against Era sellers	(3,361)	—	—
Sales of Constella Futures Holding, LLC and Mantas Inc. (see note 3)	1,889	(1,939)	(892)
Loss on disposal of property and equipment		—	788
Acquired in-process research and development	—	900	—
Gain realized from forward exchange contracts	(2,965)	—	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	8	(9,868)	(35,039)
Inventories	(1,159)	(1,381)	—
Prepaid expenses and other	3,650	3,763	3,050
Accounts payable and accrued expenses	(37,100)	(6,672)	2,427
Accrued payroll and employee benefits	11,537	8,718	13,232
Billings in excess of revenue recognized	597	424	(4,085)
Other	(1,849)	(3,540)	(3,621)

Net cash provided by operating activities	96,700	90,636	83,797

Cash flows from investing activities:
Capital expenditures	(13,366)	(15,057)	(10,763)
Payments to Spectrum Solutions Group, Inc. shareholders	—	(9,396)	—
Acquisitions, net of cash acquired	(8,611)	(132,275)	(189,714)
Proceeds from sale of Constella Futures Holding, LLC	—	14,320	—
Settlement of Era purchase price	12,500	—	—
Collections on note receivable	5,330	—	—
Proceeds from sale of Mantas, Inc.	—	—	892
Proceeds from forward exchange contracts	2,965	—	—

Net cash used in investing activities	(1,182)	(142,408)	(199,585)

Cash flows from financing activities:
Issuance of common stock	4,192	4,600	15,027
Excess tax benefits of stock option exercises	146	1,075	4,667
Borrowings under credit facility	115,000	75,000	230,000
Repayments under credit facility	(190,000)	(150,000)	(80,000)
Net repayments under other short-term credit facilities	—	(9,910)	—
Reissuance of treasury stock	462	399	679
Purchase of treasury stock	(1,233)	(22,042)	(36,278)
Payment of financing costs	—	—	(1,081)

Net cash (used in) provided by financing activities	(71,433)	(100,878)	133,014

Effect of exchange rate changes on cash and cash equivalents	(655)	(1,927)	—
Net increase (decrease) in cash and cash equivalents	23,430	(154,577)	17,226
Cash and cash equivalents, beginning of period	74,683	229,260	212,034

Cash and cash equivalents, end of period	$98,113	$74,683	$229,260

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended June 30,
	2010	2009	2008
Net income	$18,415	$58,000	$73,264
Foreign currency translation, net of tax	(185)	(3,256)	10

Comprehensive income	$18,230	$54,744	$73,274

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2010, 2009, and 2008

1.	Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly-owned subsidiaries (SRA or the Company). All intercompany transactions and balances have been eliminated.

Nature of Business

SRA provides technology and strategic consulting services and solutions to clients in national security, intelligence and space, civil government, and health care and public health markets. Within these markets, SRA’s clients include a combination of U.S. federal, state and local government agencies, and commercial and international organizations. The Company is organized into strategic sectors which are aligned with these markets. The National Security Sector (NSS) provides strategic and tactical command, control and communications systems for customers in law enforcement, and public safety. The Health and Civil Services Sector (HCS) provides information technology consulting services and enterprise-wide infrastructure support to federal civil agencies as well as health consulting services. The Intelligence and Space Sector (ISS) provides technical and functional expertise to improve information gathering and analysis across geographies and organizations for intelligence and space agencies. The Company also provides solutions for aircraft and vehicle tracking through its Era business.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Although the Company is organized into strategic sectors, the Company has one reportable segment. The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with the U.S. government. During the fiscal years ended June 30, 2010, 2009, and 2008, these contracts represented 93%, 92% and 95% of the Company’s revenue.

Accounting Estimates

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on the Company’s historical experience and various other factors that are deemed reasonable at the time the estimates are made. The Company re-evaluates its estimates quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. Management believes the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, and accounting for stock compensation expense. If any of these estimates or judgments proves to be inaccurate, the Company’s results could be materially affected in the future.

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

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company considers performance-based fees, including award fees, under any contract type to be earned when it can demonstrate satisfaction of performance goals, based upon historical experience, or when the Company receives contractual notification from a client that the fee has been earned. Revenue on time-and-materials contracts is recognized based on the hours incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where the Company performs systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is recognized based on costs incurred because these services are directed by the Company’s customers and are subject to their needs which fluctuate throughout the contract period. Billings for hardware or software purchased by customers under one of the Company’s contracts where it acts as an agent to the transaction are excluded from the Company’s revenue and cost of services, except to the extent of any handling fee or profit earned.

Contract revenue recognition involves estimation. The Company records the cumulative effect of a revision in revenue or profit recorded in the period in which the facts requiring the revision become known. Anticipated contract losses are recognized in the period in which they become probable and can be reasonably estimated.

Reserves for the collectability of accounts receivable are recorded when the Company determines that it is probable that it will not collect all amounts due and the amount of the reserve requirements can be reasonably estimated.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill

Intangible assets with finite lives are amortized on a straight-line basis over their useful lives, typically determined with the assistance of an outside valuation firm. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets and intangible assets may not be fully recoverable, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If impairment is indicated as a result of this review, the Company recognizes a loss based on the amount by which the carrying amount exceeds the fair value which is measured using the estimated discounted future cash flows.

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

The impairment model prescribes a two step method for determining goodwill impairment. The first step compares the reporting unit’s estimated fair value to its carrying value. If the carrying value exceeds the estimated fair value, a potential impairment is indicated and the Company must complete the second step of the impairment test. The second step allocates the fair value of the reporting unit to the tangible and intangible assets and liabilities to derive an implied fair value for the reporting unit’s goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment charge is recorded to reduce the carrying value of the goodwill to the implied fair value. During fiscal 2010, we recorded impairment charges totaling $61.3 million related to goodwill and long-lived assets. These impairment charges are discussed in more detail in Note 2.

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

The Company has developed and implemented a process to ensure that uncertain tax positions are identified, analyzed and properly reported in the Company’s financial statements in accordance with generally accepted accounting principles. The Company recognizes accrued interest and penalties related to uncertain tax positions in the provision for income tax expense

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2006 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2005 may remain subject to examination by tax authorities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or purchased maturity of 90 days or less to be cash equivalents.

Supplementary Cash Flow Information

Supplementary cash flow information including significant non-cash investing and financing activities was as follows (in thousands):

	2010	2009	2008
Debt assumed in acquisition of Era Systems Corporation	—	12,531	—
Notes receivable obtained from the sale of Constella Futures Holding, LLC	—	20,274	—
Cash paid for interest	1,113	5,761	2,656
Cash paid for income taxes	38,556	36,451	51,390
Cash received for interest	1,832	2,643	4,376
Cash received for income taxes	688	938	961

Restricted Cash

The Company’s contract research organization (CRO) business receives advances from its customers which are restricted as to withdrawal or usage. For certain contracts in our Era aviation business, we deposit amounts in escrow until customer acceptance of the deliverables has occurred. Restricted cash balances of $1.2 million and $1.4 million as of June 30, 2010 and 2009, respectively, are included in prepaid expenses and other assets on the consolidated balance sheet.

Inventory

The Company’s inventories relate to the production facilities in the Czech Republic. Inventories consist of materials and labor, and are stated at the lower of average cost or market value. Cost of sales is determined using the first-in, first-out method. The value of the inventory is reduced for possible excess and obsolete inventory based on the Company’s estimates of future demand and market conditions.

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property and equipment was $17.9 million, $17.1 million, and $15.4 million for the years ended June 30, 2010, 2009, and 2008, respectively.

Accounting for Stock-Based Compensation

The Company recognizes the fair value of all stock-based awards granted to employees and directors in exchange for services as compensation expense on a straight line basis over the requisite service period which is typically four years. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for each of the past three years:

	Year Ended June 30,
	2010	2009	2008
Expected volatility	40.3%	39.8%	32.8%
Expected term (in years)	5.4	5.7	5.0
Risk-free interest rate	2.4%	2.0%	3.9%

The expected volatility is based upon the historical volatility of the Company’s share price. The expected term is estimated based upon exercise experience of option grants made in the past to Company employees. The risk-free interest rate is based on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The Company has not paid dividends in the past nor does it expect to pay dividends in the foreseeable future. As such, the Company used a dividend yield percentage of zero for all periods presented.

The Company recognizes stock-based compensation expense based on the estimated grant date fair value of an award. The expense deducted for income tax purposes is based on the value received by the award recipients when the options are exercised or the restricted shares vest. Changes in the Company’s stock price may cause the amount taken as a tax deduction to be different than the expense recorded in the financial statements. If the tax deduction recognized for an award exceeds the expense previously recorded in the financial statements, the Company recognizes an excess tax benefit related to the difference. Because excess tax benefits result from an increase in the Company’s stock price after an award has been granted, the amount of the excess benefit is recognized as an increase to additional paid-in capital and reflected as a financing cash inflow on the consolidated statement of cash flows. If the tax deduction realized for an award is less than the related expense recorded in the financial statements, a tax deficiency is recognized, reducing additional paid-in capital by up to the amount of previously recognized excess tax benefits.

Facility Costs

Incentives for tenant improvements are recorded as liabilities and amortized as reductions in rent expense over the term of the respective leases. The Company recognizes rent expense, including escalated rent and rent holidays, on a straight-line basis over the term of the lease.

To calculate the amount of facility exit charges, the Company makes estimates related to potential sublease income and future exit costs. If actual amounts differ from the Company’s estimates, the amount of the facility exit charge could be impacted.

Fair Value of Financial Instruments and Concentration of Credit Risk

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. As of June 30, 2010 and 2009, the carrying value of the Company’s financial instruments approximated fair value.

The Company believes that concentrations of credit risk with respect to accounts receivable are limited as they are primarily receivables from federal government agencies or customers engaged in work for the federal government.

Foreign Currency Translation

The functional currencies for the Company’s international operations are their respective local currencies. The assets and liabilities in these operations are translated to U.S dollars at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted-average exchange rate during the period. The net translation gains and losses are not included in determining net income, but rather are accumulated as a separate component of stockholders’ equity.

Derivative Instruments and Hedging Activities

The Company is subject to foreign exchange risk related to transactions executed in non-functional currencies. The Company utilizes forward contracts to offset the impact of changes in foreign currency exchange rates on certain short term intercompany balances as well as Euro denominated trade receivables of the Company’s subsidiary whose functional currency is the Czech Koruna. The Company has not designated any of these derivative instruments as an accounting hedge and, accordingly, all of these derivative instruments are marked to fair value at each balance sheet date and all gains and losses are recognized in earnings immediately.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.20 par value per share, the terms and conditions of which are determined by the Board of Directors at each issuance. No preferred stock has been issued.

Common Stock

The Company has outstanding shares of class A and class B common stock. Holders of class A common stock are entitled to dividends per share in an amount equal to dividends per share declared and paid on class B common stock. Holders of both classes of common stock vote as a single class, with each share of class A common stock having one vote per share and each share of class B common stock having ten votes per share. Holders of both classes of common stock would share ratably in the net assets of the Company upon its liquidation or dissolution. Each share of class B common stock is convertible at any time at the option of the holder into one share of class A common stock.

Treasury Stock

The Company may elect to repurchase shares of outstanding common stock from employees upon the exercise of stock options, or upon the vesting of restricted stock, for the purpose of satisfying the minimum required tax withholding. Shares may also be repurchased as part of the repurchase authorization described in

Note 10. Treasury stock is recorded at cost and is included as a deduction from total stockholders’ equity on the consolidated balance sheet. The Company may reissue shares from treasury, typically as part of the 401(k) match described in Note 8. The cost of shares issued from treasury is calculated based on the weighted average cost paid by the company to acquire the shares. Gains on sales of treasury stock are credited to additional paid-in capital; losses are also charged to additional paid-in capital to the extent that previous net gains from sales of the same class of stock are included therein.

Earnings Per Share

Because the Company currently has outstanding shares of class A and class B common stock, GAAP requires that basic and diluted earnings per share (EPS) be calculated using the if-converted method for class A common stock and the two-class method for class B common stock. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the weighted-average of dividends declared, outstanding shares per class and participation rights in undistributed earnings. The computation of EPS by applying the two-class method for the Company does not and cannot yield a different result than that provided using the if-converted method because net income is allocated between class A and class B common stock proportionately.

During fiscal 2010 the Company adopted new accounting guidance which requires allocation of a portion of earnings to any outstanding unvested restricted share awards that qualify as participating securities. Participants in the Company’s equity compensation plans who are granted restricted stock awards would be entitled to receive a proportionate share of dividends, if declared. The rights to dividends declared are non-forfeitable; therefore, the unvested restricted shares qualify as participating securities requiring the allocation of earnings under the two-class method to calculate EPS. The percentage of earnings allocated to the unvested restricted shares is based on the proportion of the weighted-average unvested restricted shares outstanding to the total of the basic weighted-average common shares outstanding and the weighted average unvested restricted shares outstanding. The adoption of this guidance reduced previously reported basic earnings per share for the years ended June 30, 2009 and 2008 by one cent.

Basic EPS is computed by dividing income less earnings allocable to unvested restricted shares by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs, which are included in selling, general and administrative expenses, were $5.0 million, $4.0 million, and $2.1 million for the years ended June 30, 2010, 2009, and 2008, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the Codification) the single source of GAAP used by non-government entities in the preparation of financial statements, except for rules and interpretive releases of the SEC. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASUs).

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures about Fair Value Measurements. The amendments in this update require new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets and liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. This guidance became effective for the Company in the three months ended March 31, 2010 and did not have a material impact on the Company’s financial position or results of operations. Additionally, this ASU requires a roll-forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The requirement will become effective beginning July 1, 2011 and is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17 Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, which amends Topic 605: Revenue Recognition. This ASU establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in our fiscal year beginning July 1, 2010. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operations.

Other new ASUs issued but not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

Reclassifications

Beginning in fiscal 2010, the Company reclassified the portion of rent and facility costs, as well as stock-based compensation expense related to employees who perform work directly for the Company’s clients from the caption “selling, general and administrative expenses” to the caption “cost of services.” All prior period balances have been reclassified to conform to the current period presentation. The impact of this reclassification on fiscal years 2005 through 2009 was as follows:

	Year Ended June 30,
	2009	2008	2007 *	2006 *	2005 *
	(in thousands)
Cost of services
As previously reported	$1,123,868	$1,121,913	$954,656	$880,802	$653,115
% of revenue	73.0%	74.5%	75.2%	74.7%	74.1%
Reclassification	28,597	29,528	28,879	24,908	18,379

As reclassified	$1,152,465	$1,151,441	$983,535	$905,710	$671,494
% of revenue	74.8%	76.4%	77.5%	76.8%	76.2%
Selling, general and administrative expenses
As previously reported	$287,853	$240,340	$200,204	$183,297	$126,404
% of revenue	18.7%	15.9%	15.8%	15.5%	14.3%
Reclassification	(28,597)	(29,528)	(28,879)	(24,908)	(18,379)

As reclassified	$259,256	$210,812	$171,325	$158,389	$108,025
% of revenue	16.8%	14.0%	13.5%	13.4%	12.3%

* - Unaudited

Other reclassifications have been made to prior-period balances to conform to the current period presentation, including the reclassification of a $1.1 million impairment charge recorded in fiscal 2009 related to certain long-lived assets. This charge has been reclassified from the caption “depreciation and amortization” to the caption “impairment of goodwill and long-lived assets.”

2.	Impairment of Goodwill and Long-Lived Assets

The Company evaluated goodwill for impairment as of January 1, 2010. The Company separately evaluated goodwill assigned to HCS, NSS, and the two Era reporting units, Air Traffic Management and Military and Security (ATM) and Airport Operations Solutions (AOS). The Company engaged an independent third-party firm and considered their findings in its determination of the fair value of the two Era reporting units. There were no indications of impairment in the HCS and NSS sectors as the estimated fair value of those reporting units substantially exceeded their respective carrying values. However, the first step of the impairment test for ATM and AOS indicated an impairment. The second step of the impairment test determined that goodwill was impaired in the ATM and AOS reporting units by $56.5 million and $3.5 million, respectively, resulting in an aggregate goodwill impairment charge of $60.0 million that was recognized in the third quarter of fiscal 2010. ATM and AOS sell products and services in the aviation market, which has suffered from the effects of the global economic crisis. The impairment primarily results from the effects of adverse economic conditions, which have created increasing uncertainty about the timing of potential future orders and caused a corresponding reduction in the estimated future cash flows and market pricing multiples used by the Company in its annual assessment. This goodwill had no tax basis, and accordingly, there is no tax benefit related to the impairment charge. The impairment charge reduced goodwill to $28.6 million and $2.3 million in the ATM and AOS reporting units, respectively, as of June 30, 2010.

Additionally, the Company determined that the carrying amount of certain long-lived assets in the AOS reporting unit exceeded the expected future net undiscounted cash flows from these assets as a result of the adverse conditions in the aviation market. The Company recorded impairment charges during fiscal 2010 of $0.6 million related to identified intangible assets and $0.7 million related to capitalized software to reduce these assets to their respective fair values. The capitalized software had been included in other long-term assets on the consolidated balance sheet.

During fiscal 2009, the Company identified certain property and equipment that were impaired in its contract research organization business. The carrying value of these assets exceeded their fair values, calculated based on the estimated discounted future cash flows, and resulted in an impairment charge of $1.1 million.

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of July 1, 2008	$395,766
Acquisition of Era Systems Corporation	87,229
Acquisition of Interface and Control Systems, Inc.	6,511
Payments to Spectrum shareholders	9,396
Divestiture of Constella Futures Holding, LLC	(8,421)

Balance as of June 30, 2009	490,481
Completion of Era purchase price allocation in the second quarter of fiscal 2010 (see Note 3)	3,656
Acquisition of Perrin Quarles Associates, Inc. in January 2010 (see Note 3)	4,829
Goodwill impairment	(59,971)

Balance as of June 30, 2010	$438,995

Accumulated goodwill impairment losses were $59,971 as of June 30, 2010 and zero as of June 30, 2009 and July 1, 2008.

Identified intangible assets consisted of the following (in thousands):

	Weigted- Average Useful Life	June 30, 2010			June 30, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8 years	$60,005	$(40,729)	$19,276	$57,605	$(33,387)	$24,218
Technology and other	7 years	21,642	(5,856)	15,787	22,184	(3,167)	19,017

Total identified intangible assets		$81,648	$(46,585)	$35,063	$79,789	$(36,554)	$43,235

Amortization expense of identified intangible assets was $10.3 million, $11.8 million, and $9.8 million for the years ended June 30, 2010, 2009, and 2008, respectively. Identified intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 2 to 20 years. Estimated amortization expense is as follows for the periods indicated (in thousands):

Year ending June 30,
2011	9,030
2012	6,376
2013	5,366
2014	4,625
2015	4,173
Thereafter	5,493

Total	$35,063

3.	Acquisitions and Divestitures:

Perrin Quarles Associates, Inc.

On January 31, 2010, the Company acquired all of the outstanding equity interests of Perrin Quarles Associates, Inc. (PQA), a privately-held environmental consulting firm for $8.6 million, net of $0.3 million cash acquired. PQA specializes in environmental program development and implementation for air quality and climate change, providing services primarily to the Environmental Protection Agency, and state and international environmental organizations. The purchase price allocation resulted in goodwill of $4.8 million (all of which is deductible for tax purposes) and identified intangible assets of $2.8 million. The identified intangible assets consisted primarily of customer relationships and will be amortized over estimated useful lives ranging from 5 to 10 years. The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Era Systems Corporation

On July 30, 2008, the Company acquired Era Systems Corporation (Era), a privately-held provider of advanced surveillance technologies and flight tracking solutions for the air traffic management, airport operations, military and security markets. The initial purchase price of $125.5 million was reduced by $8.8 million in fiscal 2010 after settlement of a dispute over the amount of the net working capital adjustment provided for in the purchase agreement. The final adjusted purchase price of $116.7 million includes direct transaction costs of $0.8 million and cash acquired of $1.1 million. Approximately $24.3 million of the purchase price was allocated to identified intangible assets with estimated useful lives ranging from 2 years to 20 years and $90.9 million was allocated to goodwill. The goodwill from the acquisition is not deductible for tax purposes. The identified intangible assets included in-process research and development of $0.9 million, which was expensed in fiscal 2009. In March 2010, the Company collected the $8.8 million related to the net working capital adjustment, $0.3 million of arbitration fees and $3.4 million in settlement of all other outstanding claims. The $3.4 million settlement was recorded as income during fiscal 2010.

The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Interface and Control Systems, Inc

On July 2, 2008, the Company acquired Interface and Control Systems, Inc. (ICS), a privately-held product development and engineering services firm specializing in real-time, embedded and autonomous command and control software systems for space applications. The results of ICS’s operations have been included in these consolidated financial statements since that date.

The Company acquired ICS for a total purchase price of approximately $8.5 million, which included direct transaction costs of approximately $0.2 million and cash acquired of $0.6 million. Approximately $1.0 million of the purchase price was allocated to definite-lived intangible assets acquired, and approximately $6.5 million was allocated to goodwill which is deductible for tax purposes. The identified intangible assets are being amortized over estimated useful lives ranging from 2 years to 10 years.

The acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Divestiture of Constella Futures Holding, LLC

On September 2, 2008, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures), a wholly owned subsidiary of Constella Group, LLC (Constella) to a group of private investors led by the former Constella chairman and chief executive officer. The operating results of Futures through the date of the sale are included in the operating results of the Company in the accompanying consolidated statements of operations. Based on its initial estimate of the senior net asset note, the Company recorded a pre-tax gain on the sale of approximately $1.9 million in fiscal 2009. During fiscal 2010, an independent third party arbitrator issued a determination on the amount of the senior net asset note, resulting in a reduction of the total selling price from the initial estimate of $38.8 million to approximately $36.9 million. This change reduced the previously recorded gain by $1.9 million.

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

Sale of Mantas, Inc.

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

4.	Earnings per Share:

The following table reconciles reported income from continuing operations and net income to the income used to compute basic and diluted EPS for the periods presented (in thousands):

	Year Ended June 30,
	2010	2009	2008
Net income, as reported	$18,415	$58,000	$73,264
Less: allocation of earnings to unvested restricted shares	215	670	500

Net income for the computation of EPS	$18,200	$57,330	$72,764

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented is as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Basic weighted-average class A shares outstanding	43,685	42,416	43,451
Basic weighted-average class B shares outstanding	13,036	13,900	14,116

Total basic weighted-average shares outstanding	56,721	56,316	57,567

Dilutive effect of stock equivalents	538	507	1,315
Diluted weighted-average shares outstanding	57,259	56,823	58,882

Stock options excluded from the calculation of diluted EPS due to anti-dilution	3,522	3,472	1,750

5.	Accounts Receivable:

Accounts receivable as of June 30, 2010 and 2009 consisted of the following (in thousands):

	June 30, 2010	June 30, 2009
Billed and billable, net of allowance of $2,741 and $3,429 as of June 30, 2010 and 2009, respectively	$306,395	$312,402

Unbilled:
Retainages	3,755	4,066
Revenue recorded in excess of milestone billings on fixed-price contracts	40,094	38,466
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual amendments/documents	8,865	4,337
Allowance for unbillable amounts	(4,284)	(3,010)

Total unbilled	48,430	43,859

Total accounts receivable	$354,825	$356,261

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. These billable receivables are typically billed and collected within 90 days of the balance sheet date. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $1.3 million of retainages are not expected to be billed and collected within one year.

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows (in thousands):

	Fiscal year ended June 30,
	2010	2009	2008
Balance as of July 1	$3,429	$2,835	$2,689
Charged to costs and expenses	329	828	30
Deductions	(1,007)	(142)	(373)
Other	(10)	(92)	489

Balance as of June 30	$2,741	$3,429	$2,835

The line item “other” represents changes resulting from acquisitions, divestitures and foreign currency translations.

Changes in the Company’s allowance for unbillable amounts for the periods presented were as follows (in thousands):

	Fiscal year ended June 30,
	2010	2009	2008
Balance as of July 1	$3,010	$1,860	$1,607
Charged to costs and expenses	1,274	1,150	253

Balance as of June 30	$4,284	$3,010	$1,860

Billings in excess of revenue totaled $17.0 million at June 30, 2010 and $16.6 million at June 30, 2009. This balance primarily relates to third-party maintenance that the Company is able to bill in advance of revenue, which is recognized ratably over the maintenance term. Billings in excess of the revenue recognized is classified as a current liability on the consolidated balance sheet.

6.	Composition of Certain Financial Statement Captions:

The following table details the composition of certain financial statement captions as of June 30, 2010 and 2009 (in thousands):

	June 30, 2010	June 30, 2009
Inventories, net
Raw materials	$5,241	$4,493
Work in process	1,904	2,452

Total inventory	7,145	6,945
Allowance for obsolescence	(279)	(159)

Total inventories, net	$6,866	$6,786

Prepaid expenses and other assets
Prepaid taxes and taxes receivable	$2,653	$790
Receivable from escrow related to Era acquisition (see Note 3)	—	12,500
Prepaid maintenance and software	10,775	7,006
Lease receivables from customers	1,955	2,219
Short-term portion of note receivable from Futures divestiture (see Note 3)	2,000	2,000
Other	8,369	13,192

Total prepaid expenses and other assets	$25,752	$37,707

Property, plant and equipment
Land	$364	$416
Buildings and improvements	1,799	2,755
Leasehold improvements	30,941	28,582
Furniture, equipment and software	92,400	86,558

Total property plant and equipment	125,504	118,311
Less: Accumulated depreciation and amortization	(91,878)	(80,181)

Total property plant and equipment, net	$33,626	$38,130

Other long-term assets
Long-term portion of notes receivable from Futures divestiture (see Note 3)	$13,000	$20,219
Capitalized software development costs, net	1,525	2,506
Long-term deferred tax assets	—	1,272
Lease receivables from customers	2,341	1,482
Other	1,370	1,113

Total other long-term assets	$18,236	$26,592

Accounts payable and accrued expenses
Vendor obligations	$95,962	$129,892
Other	5,611	7,551

Total accounts payable and accrued expenses	$101,573	$137,443

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$51,047	$43,024
Accrued leave	53,490	47,103
Accrued fringe benefits	19,080	21,169

Total accrued payroll and employee benefits	$123,617	$111,296

7.	Fair Value Measurements:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs. The following hierarchy classifies the inputs used to determine fair value into three levels:

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

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets, and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

Assets measured at fair value on a nonrecurring basis during fiscal 2010 were as follows (in thousands):

	Fair Value (Significant Unobservable Inputs - Level 3)	Impairment Losses
Goodwill	$30,915	$59,971
Long-lived assets	260	1,344
Nonfinancial assets measured at fair value related to the acquisition of PQA (see Note 3)
Goodwill	4,829	—
Identified intangible assets	2,830	—
Long-lived assets	498	—

Total	$39,332	$61,315

As discussed in Note 2, we recorded a charge for the impairment of goodwill and long-lived assets in the ATM and AOS reporting units during fiscal 2010 to adjust the carrying value of these assets down to fair value. The valuation models used in the impairment analysis are based in part on estimated future operating results and cash flows. Because these factors are derived from the Company’s estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.

In connection with the Company’s acquisition of PQA in January 2010, the Company recognized identified intangible assets which consisted primarily of customer relationships. These identified intangible assets were measured using a combination of valuation approaches including the income and replacement cost methods. The inputs to the valuation models were primarily based on management estimates and therefore are included in Level 3 of the fair value hierarchy. The $4.8 million excess of the purchase price over the fair value of the net tangible and identified intangible assets was recorded as goodwill.

8.	Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan (Plan). All regular and full-time employees are generally eligible to participate in the Plan. The Board of Directors of SRA may elect to make matching or other discretionary contributions to the Plan. The Company’s matching contribution expense was $13.7 million in fiscal 2010, $14.8 million in fiscal 2009, and $12.9 million in fiscal 2008, including the value of the stock described in the next paragraph.

Plan participants may elect to receive matching contributions in cash, company stock, or a combination of the two. Matching contributions are earned by participants on the basis of their calendar year contributions to the Plan. The Company makes the matching contributions, including the transfer of class A common stock, each January for participant contributions made during the previous calendar year. The Company contributed 23,653, 23,608, and 22,887 shares of class A common stock to the Plan during the years ended June 30, 2010, 2009, and 2008, respectively.

9.    Stock-Based Compensation

In March 2002, the Company adopted the SRA International, Inc. 2002 Stock Incentive Plan. The 2002 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other stock-based awards. The 2002 plan is administered by the compensation committee of the Board of Directors, which determines the number of shares covered by options, and the exercise price, vesting period, and duration of option grants. The Board of Directors also has the authority under the 2002 plan to determine the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards. Stock options granted under the 2002 plan typically expire 10 years from the date of grant. As of June 30, 2010, 9,794,014 shares of class A common stock are reserved for future issuance pursuant to the 2002 plan. The 2002 plan expires in March 2012.

The following table details the components of stock-based compensation expense recognized in earnings in each of the last three fiscal years (in thousands):

	Year Ended June 30,
	2010	2009	2008
Stock options	$4,299	$4,363	$7,405
Restricted stock	4,733	6,297	2,743

Total stock-based compensation cost	$9,032	$10,660	$10,148

The tax benefit recognized for stock-based compensation cost was $3.5 million in fiscal 2010, $4.2 million in fiscal 2009, and $4.0 million in fiscal 2008.

Stock Option and Restricted Stock Activity

The weighted-average fair value per option granted was $8.07 in fiscal 2010, $5.47 in fiscal 2009, and $8.94 in fiscal 2008. The total intrinsic value of options exercised was $1.1 million in fiscal 2010, $3.8 million in fiscal 2009, and $20.3 million in fiscal 2008.

The weighted-average fair value per unvested restricted share granted was $19.89 in fiscal 2010, $22.73 in fiscal 2009 and $25.47 in fiscal 2008. The fair value of restricted shares vested was $3.8 million in fiscal 2010, $2.1 million in fiscal 2009, and $2.0 million in fiscal 2008.

The following table summarizes stock option activity for the year ended June 30, 2010:

	Number of Shares (in thousands)	Weighted-Average Exercise Price
Shares under option at July 1, 2009	5,490	$20.64
Options granted	758	20.06
Options exercised	(181)	14.15
Options cancelled and expired	(343)	23.74

Shares under option at June 30, 2010	5,724	$20.61

Options exercisable at June 30, 2010	4,127	$21.06

Summary information with respect to our stock options’ intrinsic values and remaining contractual terms on June 30, 2010 is as follows:

	Aggregate Intrinsic Value (in thousands)	Weighted-average remaining contractual term (in years)
Options exercised in the year ended June 30, 2010	$1,143	—
Shares under option at June 30, 2010	14,904	5.6
Options exercisable at June 30, 2010	12,248	4.4

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price.

The following table summarizes restricted stock activity for the year ended June 30, 2010:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at July 1, 2009	612	$23.67
Restricted shares granted	277	19.89
Restricted shares vested	(190)	19.93
Restricted shares forfeited	(61)	21.12

Nonvested restricted shares at June 30, 2010	638	$22.06

The total amount of unrecognized compensation cost related to unvested stock-based compensation arrangements was $15.9 million as of June 30, 2010 and is expected to be amortized over a weighted-average period of 2.5 years.

10.    Stockholders’ Equity

Employee Stock Purchase Plan

The Company maintains the SRA International, Inc. 2004 Employee Stock Purchase Plan (ESPP) and has reserved 500,000 shares for issuance thereunder. The ESPP permits eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 95% of the average of the high and low price of the class A common stock on the last day of each offering period. Employees purchased 75,841, 81,710, and 45,510 shares for the years ended June 30, 2010, 2009, and 2008, respectively, under the ESPP.

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

Under these share repurchase authorizations the Company repurchased 968,794 shares and 1,500,944 shares in fiscal year 2009 and 2008, respectively. The total cost of the shares repurchased under these authorizations was $21.4 million and $34.0 million in fiscal year 2009 and 2008, respectively. No shares were repurchased under these authorizations in fiscal 2010. As of June 30, 2010, the May 2007 authorization had been completed and the Company had approximately $84.6 million remaining under the July 2008 authorization for share repurchases. Apart from these share repurchase authorizations, the Company also paid $1.2 million in fiscal 2010, $0.6 million in fiscal 2009 and $2.3 million in fiscal 2008 to repurchase shares from employees to satisfy the minimum required tax withholdings related to the vesting of restricted stock.

11.    Income Taxes:

The provision for income taxes for the periods presented was comprised of the following: (in thousands):

	Fiscal year ended June 30,
	2010	2009	2008
Current provision
Federal	$28,983	$31,064	$41,523
State	5,806	5,996	7,233
Deferred provision
Federal	7,056	1,186	(793)
State	1,382	364	55

Provision for income taxes	$43,227	$38,610	$48,018

The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended June 30, 2010, 2009, and 2008 as follows:

	Fiscal year ended June 30,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	4.2	4.2
Non-deductible impairment of goodwill	37.8	—	—
Non-taxable settlement of claims against Era sellers	(2.1)	—	—
State credits and incentives	(1.5)	—	—
Research and development credit	(2.5)	—	—
Deduction for income from domestic production activities	(1.1)	—	—
Other	0.6	0.8	0.4

Effective tax rate	70.1%	40.0%	39.6%

The components of the net deferred tax asset as of June 30, 2010 and 2009 were as follows (in thousands):

	Fiscal year ended June 30,
	2010	2009
Deferred tax assets
Compensated absences and other accruals not yet deductible for tax purposes	$21,448	$23,585
Financial statement depreciation in excess of tax depreciation	6,462	3,740
Deferred compensation	2,653	2,530
Nonqualified stock awards	13,634	12,881
Net operating loss carryforwards of acquired companies	4,886	7,765
Other	2,712	1,701

Total deferred tax asset	51,795	52,202

Deferred tax liabilities
Identified intangible assets	(32,995)	(27,725)
Prepaid expenses	(3,088)	(3,033)
Unbilled contract revenue	(5,799)	(4,676)
Capitalized software	(2,136)	(1,572)

Total deferred tax liabilities	(44,018)	(37,006)

Net deferred tax asset	$7,777	$15,196

The Company’s deferred tax asset related to net operating loss carryforwards of acquired companies reflects a benefit that will be taken against U.S. taxable income. This benefit will begin to expire in calendar year 2022.

Uncertain Tax Positions

The change in the Company’s unrecognized tax benefits for the periods presented is as follows (in thousands):

	2010	2009	2008
Balance as of July 1	$590	$6,703	$572
Gross increases related to prior year tax positions	265	—	—
Gross increases related to current year tax positions	81	—	—
Acquisitions	—	—	6,442
Disposals	—	(6,068)	—
Settlements	—	—	(273)
Lapse of applicable statute of limitations	(114)	(45)	(38)

Balance as of June 30	$822	$590	$6,703

The Company’s unrecognized tax benefits as of June 30, 2010, if recognized, would reduce the effective tax rate. The Company does not anticipate any material changes in this position in the next 12 months.

12.    Derivative Instruments and Hedging Activities:

The Company had $19.0 million in notional forward foreign exchange contracts outstanding as of June 30, 2010 and $15.2 million outstanding as of June 30, 2009. These contracts have no value at inception. All of the outstanding contracts were purchased at or near the end of each fiscal year. As there was no significant fluctuation in the relevant exchange rates prior to the balance sheet date, the fair value of the forward contracts held was not material. The gains and losses related to these foreign currency transactions and derivative instruments are included in selling, general and administrative expenses on the consolidated statement of operations. The amounts of each for the periods presented were as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Foreign currency transaction (losses) gains	$(1,978)	$999	$(429)
Net gains on forward exchange contracts	2,965	338	—

Total net foreign currency (losses) gains	$987	$1,337	$(429)

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

For contracts with the Department of Defense and related agencies, the U.S. Department of Defense Inspector General and its agencies are reviewing current and past compliance with network security-related contractual obligations. Depending on the review results, the Company may be required to make changes to its current processes and adjust certain contract prices or prior payments. The Company expects to continue making increased expenditures to improve its network security. It is not possible at this time to determine whether adjustments to contract prices or prior payments will have a material effect on the Company’s financial position, results of operations, or cash flows. The Company is actively cooperating with this review.

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

Leases

Net rent expense for the periods presented was as follows (in thousands):

	Fiscal year ended June 30,
	2010	2009	2008
Office space	$37,513	$36,813	$39,554
Sublease income	(1,966)	(2,126)	(2,443)
Furniture and equipment	981	1,185	801

Total	$36,528	$35,872	$37,912

The following table summarizes our future minimum rental commitments under noncancellable operating leases, primarily for office space, as of June 30, 2010 (in thousands).

	Rental Commitments	Sublease Income	Net Commitment
Year ended June 30,
2011	$33,118	$(221)	$32,897
2012	28,030	(76)	27,954
2013	23,172	—	23,172
2014	18,677	—	18,677
2015	17,879	—	17,879
Thereafter	13,964	—	13,964

Total future minimum lease payments	$134,840	$(297)	$134,543

The Company leases all of its office facilities. Leases for certain office space entitle the Company to incentives for tenant improvements, rent holidays, or rent escalation clauses pursuant to its lease agreements. Certain lease commitments are subject to adjustment based on changes in the Consumer Price Index.

Litigation

The Company is subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local, and foreign governments for taxes other than income taxes. The Company is also involved in various claims and lawsuits arising in the normal conduct of its business. Although the Company can give no assurance, based upon management’s evaluation of current matters of which the Company is aware and based on management’s current understanding of the facts, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

14.    Debt:

The Company has a $285 million unsecured revolving credit facility that terminates on August 9, 2012, at which time any outstanding borrowings under the facility become due. During fiscal 2010 the Company repaid all of the outstanding borrowings under the credit facility.

The credit facility contains customary covenants limiting the Company’s ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase its stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Company has been in compliance with all of the financial covenants since the inception of the credit facility.

15.    Facility Exit Costs:

During fiscal 2010, the Company initiated activities to consolidate and exit certain underutilized facilities as well as sublease excess space. The Company abandoned excess office space in several of its facilities, most significantly its Milton Park facility in the United Kingdom which supports a portion of its contract research organization business. The Company recognized a total facility exit charge of $2.3 million during fiscal 2010. Payments by the Company have reduced the balance of this liability to $1.5 million at June 30, 2010. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in 2012.

The Company also recorded a $3.3 million facility exit charge in fiscal 2008 related to the consolidation of several of its offices in the Washington D.C. area. Of this total, approximately $3.0 million related to lease exit costs associated with vacating the facilities and the remainder related to the write-off of leasehold improvements and unearned rent abatements. Amounts related to the abandonment of excess leased facilities will continue to be paid through the end of the lease terms, with the latest ending in fiscal year 2012. Lease payments made by the Company have reduced the balance of this liability from $0.5 million at June 30, 2009 to $0.1 million at June 30, 2010.

These facility exit charges are included in selling, general and administrative expenses on the consolidated statement of operations.

16.    Subsequent Event:

On July 16, 2010 the Company acquired all of the equity interests of SENTECH, Inc., an energy management consulting company for approximately $25 million. SENTECH specializes in renewable energy, distributed generation, energy efficiency and advanced transportation technologies.

17.    Quarterly Financial Data (Unaudited) (in thousands, except per share amounts):

	Revenue	Operating Income (Loss)	Income (Loss) Before Income Taxes	Net Income (Loss)	Earnings (Loss) Per Share
					Basic	Diluted
Year Ended June 30, 2010
1st Quarter	$417,499	$29,987	$29,912	$18,050	$0.32	$0.31
2nd Quarter	413,496	28,116	28,336	19,188	0.33	0.33
3rd Quarter *	411,027	(30,875)	(30,766)	(39,711)	(0.70)	(0.70)
4th Quarter	424,607	33,865	34,160	20,888	0.36	0.36

Year Ended June 30, 2009
1st Quarter	$392,355	$27,286	$26,278	$15,414	$0.27	$0.27
2nd Quarter	369,323	19,498	17,974	10,830	0.19	0.19
3rd Quarter	376,928	24,086	23,638	14,273	0.25	0.25
4th Quarter	401,950	28,983	28,720	17,483	0.31	0.30

The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computing the weighted-average number of shares in the interim period.

* - Results for the third quarter of fiscal 2010 include impairment charges totaling $61.3 million related to goodwill and long-lived assets in our Era aviation business. See Note 2 for a discussion of these impairment charges.