Form 10-Q
period 2010-09-30
SRA INTERNATIONAL INC
filed 2010-11-03
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of October 27, 2010, there were 44,256,338 shares outstanding of the registrant’s class A common stock and 12,850,736 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2010

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$100,565	$98,113
Accounts receivable, net	352,324	354,140
Inventories, net	7,370	6,829
Prepaid expenses and other	18,588	25,712
Deferred income taxes	17,073	15,057
Current assets of discontinued operations	1,041	762

Total current assets	496,961	500,613
Property, plant and equipment, net	33,821	33,501
Goodwill	448,801	436,683
Identified intangibles, net	41,189	33,005
Deferred compensation trust	8,065	7,182
Other long-term assets	14,238	18,236
Long-term assets of discontinued operations	4,432	4,495

Total assets	$1,047,507	$1,033,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,450	$101,323
Accrued payroll and employee benefits	113,814	123,334
Billings in excess of revenue recognized	15,855	16,487
Liabilities of discontinued operations	813	1,069

Total current liabilities	231,932	242,213

Deferred compensation liability	8,065	7,182
Deferred income taxes	10,221	7,280
Other long-term liabilities	5,159	5,477

Total liabilities	255,377	262,152

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000 shares authorized; 47,578 and 47,191 shares issued as of September 30, 2010 and June 30, 2010; 44,227 and 43,893 shares outstanding as of September 30, 2010 and June 30, 2010	191	189
Class B common stock, par value $0.004 per share; 55,000 shares authorized; 12,851 and 13,001 shares issued and outstanding as of September 30, 2010 and June 30, 2010	51	52
Additional paid-in capital	364,670	361,287
Treasury stock, at cost	(65,541)	(64,427)
Accumulated other comprehensive loss	(3,322)	(3,431)
Retained earnings	496,081	477,893

Total stockholders’ equity	792,130	771,563

Total liabilities and stockholders’ equity	$1,047,507	$1,033,715

The accompanying notes are an integral part of these condensed consolidated financial statements. 1

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,
	2010	2009
Revenue	$423,933	$416,739
Operating costs and expenses:
Cost of services	317,156	316,550
Selling, general and administrative	70,317	62,077
Depreciation and amortization	6,453	7,010

Total operating costs and expenses	393,926	385,637

Operating income	30,007	31,102
Interest expense	(163)	(483)
Interest income	363	408

Income from continuing operations before income taxes	30,207	31,027
Provision for income taxes	11,738	12,296

Income from continuing operations	$18,469	$18,731

Loss from discontinued operations, net of tax	(281)	(681)

Net income	$18,188	$18,050

Basic earnings per share:
Continuing operations	$0.32	$0.33
Discontinued operations	(0.01)	(0.01)

Basic earnings per share	$0.31	$0.32

Diluted earnings per share:
Continuing operations	$0.32	$0.32
Discontinued operations	(0.01)	(0.01)

Diluted earnings per share	$0.31	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements. 2

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$18,188	$18,050
Loss from discontinued operations	281	681
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	4,305	4,353
Amortization of intangible assets	2,556	2,657
Stock-based compensation	2,528	2,466
Deferred income taxes	694	1,788
Loss (gain) realized from forward exchange contracts	3,065	(398)
Changes in assets and liabilities, net of the effect of acquisitions
Accounts receivable	9,708	(13,475)
Inventories	618	(1,146)
Prepaid expenses and other	6,239	3,941
Accounts payable and accrued expenses	(2,622)	(6,852)
Accrued payroll and employee benefits	(10,639)	(5,935)
Billings in excess of revenue recognized	(772)	(844)
Other	636	(1,151)

Net cash provided by operating activities of continuing operations	34,785	4,135
Net cash (used in) provided by operating activities of discontinued operations	(752)	197

Net cash provided by operating activities	34,033	4,332

Cash flows from investing activities:
Capital expenditures	(3,576)	(5,190)
Acquisitions, net of cash acquired	(25,195)	—
Collections on note receivable	—	2,000
(Payments for) proceeds from forward exchange contracts	(3,065)	398

Net cash used in investing activities	(31,836)	(2,792)

Cash flows from financing activities:
Proceeds from the exercise of stock options	656	946
Proceeds from employee stock purchase plan	357	341
Excess tax benefits of stock option exercises	88	25
Borrowings under credit facility	—	35,000
Repayments under credit facility	—	(45,000)
Net borrowings under other short-term credit facilities	—	4,715
Purchase of treasury stock	(1,114)	(857)

Net cash used in financing activities	(13)	(4,830)

Effect of exchange rate changes on cash and cash equivalents	268	(915)
Net increase (decrease) in cash and cash equivalents	2,452	(4,205)
Cash and cash equivalents, beginning of period	98,113	74,683

Cash and cash equivalents, end of period	$100,565	$70,478

Supplemental disclosures of cash flow information:
Cash paid during the period:

Interest	$73	$426

Income taxes	$6,375	$4,388

The accompanying notes are an integral part of these condensed consolidated financial statements. 3

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,
	2010	2009
Net income	$18,188	$18,050
Foreign currency translation, net of tax	109	637

Comprehensive income	$18,297	$18,687

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2010 and 2009

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of SRA International, Inc. (a Delaware corporation), and its wholly-owned subsidiaries (SRA or the Company) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles (GAAP), have been omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2010, filed with the SEC on August 12, 2010.

Reclassifications

Certain reclassifications related to discontinued operations have been made to prior period balances to conform to the current period presentation.

Nature of Business

SRA provides technology and strategic consulting services and solutions primarily to U.S. government clients. The Company provides services, systems, and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. The Company has a balanced portfolio of clients in the national security (defense, homeland security and law enforcement), civil government (environmental, aviation and other domestic customers), health care and public health, and intelligence and space markets. The Company is organized into three sectors to serve these clients: the National Security Sector the Health and Civil Services Sector and the Intelligence and Space Sector.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Due to the similarities in the types of customers, services and overall economic characteristics of the Company’s three sectors, the Company aggregates all of its operations into one reportable segment.

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with the U.S. government. During the three months ended September 30, 2010 and 2009, these contracts represented 94% and 92% of the Company’s revenue.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-14, Certain Revenue Arrangements that include Software Elements—a consensus of the FASB Emerging Issues Task Force, which amends Topic 985: Software. This ASU modifies the existing accounting guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition accounting standards. This ASU became effective for the Company beginning July 1, 2010. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends Topic 605: Revenue Recognition. This ASU removes the “objective and reliable evidence of fair value” criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate selling price, eliminates the use of the residual method for allocation, and expands ongoing disclosure requirements. This ASU became effective for the Company beginning July 1, 2010. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three Months Ended September 30, 2010 and 2009

Other new ASUs issued but not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

2. Acquisitions:

On July 16, 2010, the Company acquired all of the outstanding equity interests of Sentech, Inc. (Sentech), an energy management consulting company, for approximately $25.2 million, net of cash acquired of $0.1 million. Sentech specializes in renewable energy, distributed generation, energy efficiency and advanced transportation technologies. The preliminary purchase price allocation resulted in goodwill of $12.1 million ($3.7 million of which is deductible for tax purposes) and identified intangible assets of $10.7 million. The identified intangible assets consist primarily of customer relationships which will be amortized over estimated useful lives of 10 years. The Company expects to complete the purchase price allocation in the second quarter of fiscal 2011 upon payment of any post-closing net working capital adjustments. The acquisition did not meet the criteria of a significant acquisition. Pro forma disclosures are not presented in these condensed consolidated financial statements because the effect of the acquisition was not material.

3. Discontinued Operations:

During fiscal 2010 the Company determined that its Airport Operations Solutions (AOS) business was no longer central to its core business strategy. In September 2010, the Company reached an agreement to sell AOS to ITT Corporation. The sale is expected to close during the second quarter of fiscal 2011. The assets and liabilities of the AOS business have been classified in discontinued operations as of September 30, 2010, and the results of operations for all periods presented are included in discontinued operations in the condensed consolidated statements of operations.

The AOS results of operations which have been included in discontinued operations for the first quarter of fiscal 2011 were as follows (in thousands):

Three months ended September 30,
2010
Revenue	$880
Operating costs and expenses
Cost of services	764
Selling, general and administrative	513
Depreciation and amortization	63

Loss from discontinued operations before income taxes	(460)
Income tax benefit	179

Net loss from discontinued operations	$(281)

Loss per share from discontinued operations:
Basic	$(0.01)

Diluted	$(0.01)

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three Months Ended September 30, 2010 and 2009

The AOS results of operations for the fiscal years ended June 30, 2010 and 2009 were as follows (in thousands):

	Fiscal year ended June 30,
	2010	2009
Revenue	$2,834	$5,033
Operating costs and expenses
Cost of services	3,354	3,577
Selling, general and administrative	2,846	3,067
Depreciation and amortization	542	553
Impairment of goodwill and long-lived assets	4,808	—

Loss from discontinued operations before income taxes	(8,716)	(2,164)
Income tax benefit	2,032	849

Net loss from discontinued operations	(6,684)	(1,315)

Loss per share from discontinued operations:
Basic	$(0.12)	$(0.02)

Diluted	$(0.12)	$(0.02)

The $4.8 million impairment charge recorded in fiscal 2010, included $3.5 million of goodwill which was not tax deductible.

The AOS results of operations for each quarter of fiscal 2010 were as follows (in thousands):

	Three months ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Revenue	$760	$726	$386	$962
Operating costs and expenses
Cost of services	990	638	849	877
Selling, general and administrative	751	857	632	606
Depreciation and amortization	134	287	58	63
Impairment of goodwill and long-lived assets	—	—	4,808	—

Loss from discontinued operations before income taxes	(1,115)	(1,056)	(5,961)	(584)
Income tax benefit	434	410	961	227

Net loss from discontinued operations	$(681)	$(646)	$(5,000)	$(357)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.09)	$(0.01)

Diluted	$(0.01)	$(0.01)	$(0.09)	$(0.01)

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three Months Ended September 30, 2010 and 2009

The assets and liabilities of the AOS business which have been classified in discontinued operations were as follows for the periods presented (in thousands):

	September 30, 2010	June 30, 2010
Accounts receivable	$929	$685
Other current assets	112	77
Goodwill	2,312	2,312
Long-lived assets	2,120	2,183

Total assets of discontinued operations	$5,473	$5,257

Accounts payable and accrued expenses	$104	$250
Accrued payroll and employee benefits	259	283
Billings in excess of revenue recognized	450	536

Total liabilities of discontinued operations	$813	$1,069

4. Earnings per Share:

To calculate earnings per share (EPS), the Company allocates a portion of its earnings to unvested stock awards that contain non-forfeitable rights to dividends. Basic EPS is computed by dividing income less earnings allocable to unvested stock awards by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options.

The following table reconciles reported income from continuing operations to the income used to compute basic and diluted EPS for the periods presented (in thousands):

	Three months ended September 30,
	2010	2009
Income from continuing operations	$18,469	$18,731
Less: allocation of earnings to unvested restricted shares	239	213

Income from continuing operations for the computation of EPS	$18,230	$18,518

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented is as follows (in thousands):

	Three months ended September 30,
	2010	2009
Basic weighted-average class A shares outstanding	44,032	43,466
Basic weighted-average class B shares outstanding	12,950	13,101

Total basic weighted-average shares outstanding	56,982	56,567

Dilutive effect of stock equivalents	604	535

Diluted weighted-average shares outstanding	57,586	57,102

Stock options excluded from the calculation of diluted weighted-average shares outstanding due to anti-dilution	2,831	3,402

Because the Company’s unvested stock awards are allocated a portion of income, they are not included in the number of basic and diluted shares outstanding.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three Months Ended September 30, 2010 and 2009

5. Stock-Based Compensation:

Stock options and restricted stock granted during the first quarter of fiscal 2011 were issued under the SRA International, Inc. 2002 Stock Incentive Plan (the 2002 Plan). The Company has 10-year and 15-year options and uses the Black-Scholes-Merton option pricing model to determine the fair value. The stock options and restricted stock typically vest at a rate of 25% per year.

In October 2010, the Company’s stockholders approved the SRA International, Inc. 2010 Incentive Plan (the 2010 Plan), which is an amendment and restatement of the 2002 Plan. The 2010 Plan provides for awards of cash, stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. The 2010 plan expires in July 2020.

Stock-based compensation expense was $2.5 million in the three months ended September 30, 2010 and 2009.

Stock Option and Restricted Stock Activity

The following table summarizes stock option activity for the three months ended September 30, 2010:

	Number of shares (in thousands)	Weighted-average exercise price
Shares under option at July 1, 2010	5,724	$20.61
Options granted	605	20.05
Options exercised	(47)	11.88
Options cancelled and expired	(98)	21.77

Shares under option at September 30, 2010	6,184	20.58

Options exercisable at September 30, 2010	4,332	21.18

Summary information with respect to our stock options’ intrinsic values and remaining contractual terms on September 30, 2010 is as follows:

	Aggregate intrinsic value (in thousands)	Weighted-average remaining contractual term (in years)
Options exercised in the three months ended September 30, 2010	$388	—
Shares under option at September 30, 2010	14,590	5.9
Options exercisable at September 30, 2010	11,954	4.7

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the period and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price.

The Black-Scholes-Merton weighted-average value of options granted for the three months ended September 30, 2010 and 2009 was $7.80 and $8.09, respectively. Using the Black Scholes-Merton model, the total value of the options granted for the three months ended September 30, 2010 and 2009, was $4.7 million and $4.5 million, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three Months Ended September 30, 2010 and 2009

The following table summarizes restricted stock activity for the three months ended September 30, 2010:

	Number of shares (in thousands)	Weighted-average grant-date fair value
Nonvested restricted shares at July 1, 2010	638	$22.06
Restricted shares granted	425	20.06
Restricted shares vested	(168)	22.74
Restricted shares forfeited	(33)	21.18

Nonvested restricted shares at September 30, 2010	862	$20.97

6. Accounts Receivable:

Accounts receivable, net as of September 30, 2010 and June 30, 2010 consisted of the following (in thousands):

	September 30, 2010	June 30, 2010
Billed and billable, net of allowance of $2,462 as of September 30, 2010 and $2,741 as of June 30, 2010	$310,845	$305,710

Unbilled:
Retainages	3,890	3,755
Revenue recorded in excess of milestone billings on fixed-price contracts	37,708	40,094
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	4,416	8,865
Allowance for unbillable amounts	(4,535)	(4,284)

Total unbilled	41,479	48,430

Total accounts receivable	$352,324	$354,140

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. These billable receivables are typically billed and collected within 90 days of the balance sheet date. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $2.0 million of retainages are not expected to be billed and collected within one year.

Billings in excess of revenue totaled $15.9 million at September 30, 2010. This balance primarily relates to third-party maintenance that the Company is able to bill in advance of revenue, which is recognized ratably over the maintenance term. Billings in excess of the revenue recognized is classified as a current liability on the condensed consolidated balance sheet.

7. Inventories:

Inventories, net as of September 30, 2010 and June 30, 2010 consisted of the following (in thousands):

	September 30, 2010	June 30, 2010
Raw materials	$5,502	$5,204
Work in process	2,194	1,904

Total inventories	7,696	7,108
Allowance for obsolescence	(326)	(279)

Total inventories, net	$7,370	$6,829

Inventories consist of materials and labor and are stated at the lower of average cost or market value. Cost of sales is determined using the first-in first-out method. The value of inventory is reduced for possible excess and obsolete inventory based on the Company’s estimates of future demand and market conditions.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three Months Ended September 30, 2010 and 2009

8. Derivative Instruments and Hedging Activities:

The Company is subject to foreign exchange risk related to transactions executed in non-functional currencies. The Company utilizes forward contracts to reduce the impact of changes in foreign currency exchange rates on certain short-term intercompany balances as well as trade receivables denominated in currencies other than the functional currencies of the Company’s subsidiaries. The Company has not designated any of these derivative instruments as an accounting hedge and, accordingly, all of the derivative instruments are marked to fair value at each balance sheet date and all gains and losses are recognized in earnings immediately. The Company can reduce but cannot eliminate exposure to foreign currency exchange rate fluctuations as the use of derivatives requires significant estimation and the estimates used may be inaccurate or appropriate derivative instruments may not be available at a reasonable cost.

The Company had $22.0 million in notional forward foreign exchange contracts outstanding as of September 30, 2010 and $19.0 million outstanding as of June 30, 2010. These contracts have no value at inception. All of the outstanding contracts were purchased at or near the end of the periods presented. As there was no significant fluctuation in the relevant exchange rates prior to the balance sheet date, the fair value of the forward contracts held was not material. The gains and losses related to these foreign currency transactions and derivative instruments are included in selling, general and administrative expenses on the condensed consolidated statements of operations. The amounts of each for the periods presented were as follows (in thousands):

	Three months ended September 30,
	2010	2009
Foreign currency transaction gains	$2,413	$724
Net (losses) gains on forward exchange contracts	(3,065)	398

Total net foreign currency (losses) gains	$(652)	$1,122

9. Commitments and Contingencies:

Government contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. Audits of significant incurred cost submissions have been completed through June 30, 2006. For contracts with the Department of Defense and related agencies, the U.S. Department of Defense Inspector General and its agencies are reviewing current and past compliance with network security-related contractual obligations. The Company is actively cooperating with this review. Depending on the review results, the Company may be required to make changes to its current processes and adjust certain contract prices or prior payments. The Company expects to continue making increased expenditures to improve its network security. Although we can give no assurances, based upon management’s evaluation, adjustments that may result from this review or from audits for periods after June 30, 2006 are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Litigation

The Company is subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local, and foreign governments for taxes other than income taxes. The Company is also involved in various claims and lawsuits arising in the normal conduct of its business. Although the Company can give no assurance, based upon management’s evaluation

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three Months Ended September 30, 2010 and 2009

the Company does not believe that the outcome of any such matter would likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

10. Debt:

The Company has a $285.0 million unsecured revolving credit facility that terminates on August 9, 2012, at which time any outstanding borrowings under the facility become due. As of September 30, 2010, the Company had no borrowings outstanding under the credit facility. The credit facility contains customary covenants limiting the Company’s ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase its stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Company has been in compliance with all of the financial covenants since the inception of the credit facility.

11. Fair Value Measurements:

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs. The following hierarchy classifies the inputs used to determine fair value into three levels:

•	Level 1 – Quoted prices for identical instruments in active markets

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. As of September 30, 2010 and June 30, 2010, the carrying value of all financial instruments approximated their fair value.

The Company’s nonfinancial assets and liabilities, which are measured at fair value on a nonrecurring basis, include goodwill, intangible assets and other long-lived assets. These assets and liabilities are initially measured at fair value in a business combination and subsequently measured if there is an indication of impairment.

Nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2010 were as follows (in thousands):

Fair Value (Significant Unobservable Inputs - Level 3)
Nonfinancial assets measured at fair value related to the acquisition of Sentech (see Note 2)
Goodwill	12,118
Identified intangible assets	10,690
Other long-lived assets	426

Total	$23,234

In connection with the Company’s acquisition of Sentech in the three months ended September 30, 2010, the Company recognized identified intangible assets which consisted primarily of customer relationships. These identified intangible assets were measured using a combination of valuation approaches including the income and replacement cost methods. The inputs to the valuation models were primarily based on management estimates and, therefore, are included in Level 3 of the fair value hierarchy. As part of the Sentech acquisition, the Company also recognized approximately $2.0 million of tangible net assets which consisted primarily of accounts receivable. The carrying value of these assets approximated fair value at the time of acquisition. The $12.1 million excess of the purchase price over the fair value of the net tangible and identified intangible assets was recorded as goodwill on the condensed consolidated balance sheet.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three Months Ended September 30, 2010 and 2009

12. Subsequent Event:

In October 2010, the Company entered into an agreement to acquire all of the outstanding shares of Platinum Solutions, Inc. for approximately $90.0 million subject to adjustment based on the final working capital at closing. Platinum Solutions provides systems integration and collaborative solutions for the federal government. The acquisition is expected to close during the second quarter of fiscal 2011 after completion of certain conditions and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

NON-GAAP FINANCIAL MEASURES

Certain financial measures discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, such as organic revenue growth and free cash flow, are non-GAAP financial measures. We believe these non-GAAP measures provide investors with useful supplemental information regarding underlying business trends and performance of our ongoing operations and are useful for period-over-period comparisons of such operations. These measures are not calculated through the application of GAAP and are not the required form of disclosure by the Securities and Exchange Commission (SEC). As such, they should not be considered as substitutes for the most directly comparable GAAP measures and should not be used in isolation, but in conjunction with these GAAP measures. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Reconciliations to the most directly comparable GAAP financial measures are included in the relevant discussions below.

OVERVIEW

The following discussion should be read in conjunction with our 2010 Annual Report on Form 10-K, filed with the SEC on August 12, 2010, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Engagements serving U.S. government clients where we were the prime contractor or a subcontractor accounted for 94% and 92% of our revenue for the first quarter of fiscal years 2011 and 2010, respectively. The remaining portion was attributable to international government, state and local government, and commercial clients.

FINANCIAL HIGHLIGHTS

Financial highlights and events during the three months ended September 30, 2010 include:

•

Revenue for the three months ended September 30, 2010 increased 1.7% over the same period in the prior year, driven by our July 2010 acquisition of Sentech, Inc. (Sentech) and our January 2010 acquisition of Perrin Quarles Associates, Inc. (PQA).

•	Our operating margin decreased to 7.1% primarily due to increased investments in our core business and professional fees related to acquisitions and divestitures.

•	We completed the quarter with no debt and $100.6 million of cash and cash equivalents.

•	New contract awards were $1.1 billion equating to a book-to-bill ratio of 2.6 for the quarter.

•	Total backlog was $5.0 billion at September 30, 2010, up 10% year-over-year.

•	We acquired Sentech, an energy management consulting company, for $25.2 million.

•

We entered into an agreement to sell our Airport Operations Solutions (AOS) business, which is expected to close in the second quarter of fiscal 2011. The results of the AOS business have been included in discontinued operations in our condensed consolidated financial statements.

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

We calculate the change in organic revenue by comparing our actual reported revenue in the current period, including revenue attributable to acquired companies, with adjusted revenue from the prior year period. In arriving at prior year revenue, we include the revenue of acquired companies for the prior year periods comparable to the current-year periods for which the companies are included in our actual reported revenue. Revenue from discontinued operations is not included in reported revenue, and therefore, is not considered in our calculation of organic revenue. The resulting rate is intended to represent our organic, or non-acquisitive, growth or decline year-over-year.

The change in organic revenue for the first quarter of fiscal 2011 is computed as follows (in thousands):

	Three months ended September 30,
	2010	2009	% Change
Revenue from continuing operations, as reported	$423,933	$416,739	1.7%
Plus: Revenue of acquired companies for the comparable prior year period	—	7,927

Organic revenue	$423,933	$424,666	(0.2	) %

For the immediate future, our primary focus will be on delivering differentiated information technology and professional solutions to government agencies. Part of our growth strategy includes pursuing acquisitions to complement and accelerate internal growth by adding new capabilities, customers, solutions and related intellectual property. We completed the acquisition of Sentech in July 2010, which expanded our capabilities in energy management consulting and increased our presence at the Department of Energy. In October 2010, we reached an agreement to acquire Platinum Solutions, Inc., which once completed, will allow us to broaden our mission systems capabilities and obtain additional software integration and development qualifications with clients in national security, intelligence and civil government agencies.

Contract Backlog and Orders

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $1.1 billion of new contract awards during the first quarter of fiscal 2011. Contract awards or orders generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Our net orders during the quarter (new contract awards less deobligations and contract adjustments) were $0.9 billion.

A key measure of our business growth is the ratio of new contracts awarded compared to the revenue recorded in the same period (book-to-bill ratio). In the first quarter of fiscal 2011, our book-to-bill ratio was 2.6. Our goal is for the level of business awards to significantly exceed revenue recorded to drive future revenue growth.

We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award indefinite delivery, indefinite quantity (ID/IQ) contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, government-wide acquisition contracts (GWACs), and General Services Administration (GSA) schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority. Backlog can vary considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contracts are won.

The following table summarizes our contract backlog (in millions):

	September 30, 2010	June 30, 2010
Backlog:
Funded	$1,065.7	$766.2
Unfunded	3,921.0	3,676.8

Total Backlog	$4,986.7	$4,443.0

Our total backlog of $5.0 billion as of September 30, 2010 represented a 12.2% increase over the June 30, 2010 backlog. With the acquisition of Sentech in July 2010, we acquired approximately $76.4 million of contract backlog. Excluding the backlog acquired with Sentech, our total backlog increased by 10.5% during the quarter. The backlog amounts in the table above exclude the backlog of the AOS business which has been classified as a discontinued operation in our condensed consolidated financial statements. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2015. Congress often appropriates funds for our clients on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. These contracts include provisions that allow the customer to cancel at any time, however, the cancellation terms would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.

We expect to recognize approximately 18% of our backlog as revenue during the remainder of fiscal 2011.

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

	Three months ended September 30,
	2010	2009
Cost-plus-fee	33%	36%
Time-and-materials	37	40
Fixed-price	30	24

Free Cash Flow

Our free cash flow was $31.2 million in the first quarter of fiscal 2011 compared to the same period of the prior year in which we had negative free cash flow of $1.1 million. We define free cash flow as net cash provided by operating activities less capital expenditures. We believe free cash flow is a useful measure for investors in analyzing our ability to generate cash flow for purposes such as repaying debt, funding business acquisitions, and repurchasing our common stock. Cash flows from discontinued operations are excluded from the calculation of free cash flow as these cash flows will not continue in future periods. We use free cash flow to assess the quality of our earnings and to evaluate how efficiently we manage our working capital. Given certain non-cash expenses and low capital requirements, we expect free cash flow to exceed net income over the long term. The following table reconciles the free cash flow from operations with net cash provided by operating activities of continuing operations as shown on the condensed consolidated statements of cash flows:

	Three months ended September 30,
	2010	2009
Net cash provided by operating activities of continuing operations	$34,785	$4,135
Capital expenditures	(3,576)	(5,190)

Free cash flow from continuing operations	$31,209	$(1,055)

Headcount and Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. As of September 30, 2010, we had over 7,200 employees. Direct labor utilization was 76.5% in the first quarter of fiscal 2011 compared to 77.5% in the same period of fiscal 2010. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs are included in selling, general and administrative expenses. Accordingly, changes in our direct labor utilization impact both cost of services and selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding (DSO) is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to acquisitions if necessary. DSO was 71 days as of September 30, 2010 compared to 72 days as of June 30, 2010. The effect of the holidays on collections at the end of the second quarter may have an adverse impact on DSO at December 31, 2010.

RESULTS OF OPERATIONS

Revenue

Revenue increased by $7.2 million to $423.9 million in the first quarter of fiscal 2011 from $416.7 in the same period of the prior year. The increase was driven primarily by the revenue generated from our July 2010 acquisition of Sentech and our January 2010 acquisition of PQA.

Operating Costs and Expenses

	Three months ended September 30,
	2010	2009	% Change
	(in thousands)
Cost of services	$317,156	$316,550	0.2%
Selling, general and administrative	70,317	62,077	13.3
Depreciation and amortization	6,453	7,010	(7.9)

	(as a percentage of revenue)
Cost of services	74.8%	76.0%
Selling, general and administrative	16.6	14.9
Depreciation and amortization	1.5	1.7

Cost of services consisted of the following for the periods presented (in thousands):

	Three months ended September 30,
	2010	2009
Direct labor and related overhead	$162,911	$156,168
Subcontractor labor	88,441	78,801
Materials and other reimbursable costs	65,804	81,581

Total cost of services	$317,156	$316,550

Cost of services as a percent of revenue varies from period to period depending on the mix of direct labor, subcontractor labor, and materials and other reimbursable costs. We seek to optimize our labor content in performance of our contracts since we typically generate greater gross margin from our labor services, particularly from services that our employees provide, compared with other reimbursable items. Direct labor and subcontractor labor costs increased 7.0% to $251.4 million in the first quarter of fiscal 2011 from $235.0 million in the same period of the prior year. Materials and other reimbursable costs decreased 19.3% to $65.8 million in the first quarter of fiscal 2011 from $81.6 million in the same period of the prior year. Given the shift away from materials and other reimbursable costs, our cost of services as a percent of revenue decreased compared to the same period of the prior year.

Selling, general and administrative (SG&A) expenses increased in the first quarter of fiscal 2011 from the same period of the prior year. Included in SG&A are foreign currency exchange losses of $0.7 million in the three months ended September 30, 2010, as compared to gains of $1.1 million in the same period in the prior year. Research and development costs increased $1.9 million from the same period in the prior year. Additionally, to attract and retain individuals with specialized skills in a competitive labor market we increased investments in training and recruiting by $1.3 million compared to the first quarter of fiscal 2010. We also incurred an additional $0.8 million of costs for improvements to our information technology infrastructure and $0.8 million of professional fees related to acquisitions and divestitures.

Depreciation and amortization expense did not materially change in the first quarter of fiscal 2011 compared to the same period of the prior year.

Interest

	Three months ended September 30,
	2010	2009	% Change
	(in thousands)
Interest expense	$(163)	$(483)	(66.3)%
Interest income	363	408	(11.0)

Interest, net	$200	$(75)	(366.7)%

There were no borrowings outstanding under our credit facility during the first quarter of fiscal 2011, which resulted in a decrease in interest expense from the same period of the prior year.

Interest income in both periods presented consists primarily of interest earned on the notes receivable related to the sale of Constella Futures Holding, LLC (Futures) which bear interest at 6.0% per annum.

Income Taxes

The effective tax rate for the first quarter of fiscal 2011 was 38.9% compared to 39.6% in the first quarter of fiscal 2010. The decrease in the effective tax rate is primarily due to continued deductions for income from qualified domestic production activities and state tax credits and exemptions. We did not recognize any benefits from these items in the first quarter of fiscal 2010.

Discontinued Operations

In September 2010 we reached an agreement to sell our Airport Operations Solutions business to ITT Corporation. The sale is expected to close during the second quarter of fiscal 2011. The results of operations for AOS were as follows (in thousands):

	Three months ended September 30,
	2010	2009
Revenue	$880	$760

Loss from discontinued operations before income taxes	(460)	(1,115)
Income tax benefit	179	434

Net loss from discontinued operations	$(281)	$(681)

For further discussion of the results of operations of the AOS business see Note 3 to our condensed consolidated financial statements in Part I of this Form 10-Q.

SEASONALITY

Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. The timing of contract awards, the availability of funding from the customer and the incurrence of contract costs are the primary drivers of our revenue recognition and may all be affected by the government’s fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year because our employees often take relatively more leave for vacations and holidays, which can lead to lower profitability in those quarters. Additionally, we give annual raises to our employees at the beginning of our first quarter, however, the billing rates on our time-and-materials contracts typically escalate gradually, causing the profitability on these contracts to decline in the first quarter, but increase over the course of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of September 30, 2010 was $265.0 million compared to $258.4 million as of June 30, 2010. As of September 30, 2010, our total cash balances were $100.6 million and we had no outstanding debt.

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of our vendor payments.

Cash Flow

The following table summarizes cash flow information for the periods presented (in thousands):

	Three months ended September 30,
	2010	2009
Net cash provided by operating activities of continuing operations	$34,785	$4,135
Net cash (used in) provided by operating activities of discontinued operations	(752)	197
Net cash used in investing activities	(31,836)	(2,792)
Net cash used in financing activities	(13)	(4,830)
Effect of exchange rate changes on cash and cash equivalents	268	(915)

Net increase (decrease) in cash and cash equivalents	2,452	(4,205)

The increase in cash provided by operating activities was primarily due to improvements in the billing and collection of accounts receivable in the first quarter of fiscal 2011. DSO improved from 72 days at June 30, 2010 to 71 days at September 30, 2010. DSO was 76 days at both June 30, 2009 and September 30, 2009.

The increase in cash used for investing activities was primarily related to the acquisition of Sentech in July 2010 for $25.2 million, net of cash acquired. Investing activities in the first quarter of fiscal 2010 were primarily for capital expenditures and also included the collection of $2.0 million of the outstanding balance of the senior net asset note related to the sale of Futures.

Cash used in financing activities in the first quarter of fiscal 2011 included proceeds from the exercise of stock options and our employee stock purchase plan, offset by payments to repurchase shares of common stock from employees upon the vesting of stock-based awards. The higher amount of cash used during the first quarter of fiscal 2010 resulted primarily from the repayment of $10.0 million on our credit facility, which was partially offset by the borrowing of $4.7 million against our overdraft facility in the Czech Republic.

Cash flows from discontinued operations relates to our AOS business which was classified as a discontinued operation in the first quarter of fiscal 2011.

Credit Facility

We have a $285.0 million unsecured revolving credit facility that terminates on August 9, 2012, at which time any outstanding borrowings under the facility become due. During the first quarter of fiscal 2011, we had no borrowings outstanding under the credit facility. Our credit facility is discussed further in Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Capital Requirements

We believe the capital resources available to us under our credit facility and cash from our operations are adequate to fund our normal working capital needs and capital expenditure requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, other than operating leases, we had no material off-balance sheet arrangements, such as guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholders’ equity on the consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on our historical experience and various other factors that are deemed reasonable at the time the estimates are made. We re-evaluate these estimates quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, and accounting for stock compensation expense. If any of these estimates or judgments proves to be inaccurate, our results could be materially affected in the future.

There have been no significant changes to our critical accounting policies during the three months ended September 30, 2010. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 12, 2010.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements in Part I for information related to new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk exposure during the three months ended September 30, 2010. For a discussion of our market risk as of June 30, 2010, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 12, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by our business from those included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 12, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On July 31, 2008, the Board of Directors authorized the repurchase of up to $100 million of our class A common stock. There is $84.6 million remaining available for the repurchase of shares under the authorization as of September 30, 2010.

Month	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
July 1, 2010 to July 31, 2010	—		$—	—	$84.6
August 1, 2010 to August 31, 2010	55,186	*	$20.08	—	$84.6
September 1, 2010 to September 30, 2010	114	*	$20.14	—	$84.6

*	Repurchases made during the quarter represent shares surrendered by employees to satisfy tax withholding obligations upon the vesting of stock-based awards. No shares were repurchased under the July 2008 repurchase authorization during the three months ended September 30, 2010.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from SRA International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at September 30, 2010 and June 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009, (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2010 and 2009, and (v) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 3rd day of November, 2010.

SRA INTERNATIONAL, INC.

By:	/S/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)