Form 10-Q
period 2010-12-31
SRA INTERNATIONAL INC
filed 2011-02-08
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

As of January 31, 2011, there were 44,461,973 shares outstanding of the registrant’s class A common stock and 12,850,736 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS

ENDED DECEMBER 31, 2010

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$60,602	$98,113
Accounts receivable, net	383,353	354,140
Inventories, net	6,034	6,829
Prepaid expenses and other	48,398	25,712
Deferred income taxes	—	15,057
Current assets of discontinued operations	—	762

Total current assets	498,387	500,613
Property, plant and equipment, net	35,834	33,501
Goodwill	511,238	436,683
Identified intangibles, net	58,285	33,005
Deferred compensation trust	8,684	7,182
Other long-term assets	3,594	18,236
Long-term assets of discontinued operations	—	4,495

Total assets	$1,116,022	$1,033,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$126,184	$101,323
Accrued payroll and employee benefits	113,774	123,334
Billings in excess of revenue recognized	24,293	16,487
Deferred income taxes	9,039	—
Liabilities of discontinued operations	—	1,069

Total current liabilities	273,290	242,213

Deferred compensation liability	8,684	7,182
Deferred income taxes	14,567	7,280
Other long-term liabilities	4,784	5,477

Total liabilities	301,325	262,152

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000 shares authorized; none issued	—	—
Class A common stock, par value $0.004 per share; 180,000 shares authorized; 47,650 and 47,191 shares issued as of December 31, 2010 and June 30, 2010; 44,295 and 43,893 shares outstanding as of December 31, 2010 and June 30, 2010	191	189
Class B common stock, par value $0.004 per share; 55,000 shares authorized; 12,851 and 13,001 shares issued and outstanding as of December 31, 2010 and June 30, 2010	51	52
Additional paid-in capital	368,174	361,287
Treasury stock, at cost	(65,613)	(64,427)
Accumulated other comprehensive loss	(3,268)	(3,431)
Retained earnings	515,162	477,893

Total stockholders’ equity	814,697	771,563

Total liabilities and stockholders’ equity	$1,116,022	$1,033,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenue	$434,849	$412,770	$858,782	$829,509
Operating costs and expenses:
Cost of services	327,720	312,062	644,876	628,612
Selling, general and administrative	68,648	62,592	138,965	124,669
Depreciation and amortization	6,756	7,055	13,209	14,065
Sale of Constella Futures Holding, LLC	—	1,889	—	1,889

Total operating costs and expenses	403,124	383,598	797,050	769,235

Operating income	31,725	29,172	61,732	60,274
Interest expense	(208)	(345)	(371)	(828)
Interest income	235	565	598	973

Income from continuing operations before income taxes	31,752	29,392	61,959	60,419
Provision for income taxes	11,990	9,558	23,728	21,854

Income from continuing operations	$19,762	$19,834	$38,231	$38,565

Loss from discontinued operations, net of tax	(681)	(646)	(962)	(1,327)

Net income	$19,081	$19,188	$37,269	$37,238

Basic earnings per share:
Continuing operations	$0.34	$0.35	$0.66	$0.67
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)

Basic earnings per share	$0.33	$0.33 (a)	$0.64	$0.65

Diluted earnings per share:
Continuing operations	$0.34	$0.34	$0.65	$0.67
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)

Diluted earnings per share	$0.33	$0.33	$0.64	$0.64 (a)

(a)	Does not sum due to rounding

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$37,269	$37,238
Loss from discontinued operations	962	1,327
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	8,797	8,751
Amortization of intangible assets	5,261	5,314
Stock-based compensation	5,157	4,610
Deferred income taxes	29,666	6,833
Loss (gain) realized from forward exchange contracts	1,795	(433)
Sale of Constella Futures Holding, LLC	—	1,889
Changes in assets and liabilities, net of the effect of acquisitions
Accounts receivable	(12,374)	(58,059)
Inventories	1,592	(1,461)
Prepaid expenses and other	(31,013)	(10,516)
Accounts payable and accrued expenses	19,230	(23,657)
Accrued payroll and employee benefits	(13,222)	2,630
Billings in excess of revenue recognized	7,540	7,146
Other	3,819	1,342

Net cash provided by (used in) operating activities of continuing operations	64,479	(17,046)
Net cash used in operating activities of discontinued operations	(692)	(358)

Net cash provided by (used in) operating activities	63,787	(17,404)

Cash flows from investing activities:
Capital expenditures	(9,338)	(7,739)
Acquisitions, net of cash acquired	(112,314)	—
Proceeds from the sale of Aiport Operations Solutions	6,000	—
Collections on note receivable	15,000	5,330
(Payments for) proceeds from forward exchange contracts	(1,795)	433

Net cash used in investing activities	(102,447)	(1,976)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,266	1,323
Proceeds from employee stock purchase plan	726	689
Excess tax benefits of stock option exercises	125	34
Borrowings under credit facility	40,000	55,000
Repayments under credit facility	(40,000)	(70,000)
Purchase of treasury stock	(1,186)	(940)

Net cash provided by (used in) financing activities	931	(13,894)

Effect of exchange rate changes on cash and cash equivalents	218	(79)
Net decrease in cash and cash equivalents	(37,511)	(33,353)
Cash and cash equivalents, beginning of period	98,113	74,683

Cash and cash equivalents, end of period	$60,602	$41,330

Supplemental disclosures of cash flow information:
Cash paid during the period:

Interest	$185	$733

Income taxes	$18,133	$24,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net income	$19,081	$19,188	$37,269	$37,238
Foreign currency translation, net of tax	54	(317)	163	320

Comprehensive income	$19,135	$18,871	$37,432	$37,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended December 31, 2010 and 2009

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2010, filed with the SEC on August 12, 2010.

Reclassifications

Certain reclassifications related to discontinued operations have been made to prior period balances to conform to the current period presentation.

Nature of Business

SRA provides technology and strategic consulting services and solutions primarily to U.S. government clients. The Company provides services, systems, and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. The Company has a balanced portfolio of clients in the national security (defense, homeland security and law enforcement), civil government (environmental, aviation and other domestic customers), health care and public health, and intelligence and space markets. The Company is organized into three sectors to serve these clients: the National Security Sector, the Health and Civil Services Sector and the Intelligence and Space Sector.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in allocating resources and in assessing performance. Due to the similarities in the types of customers, services and overall economic characteristics of the Company’s three sectors, the Company aggregates all of its operations into one reportable segment.

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with the U.S. government. During the six months ended December 31, 2010 and 2009, these contracts represented 95% and 93% of the Company’s revenue. Revenue from our contract with the Federal Deposit Insurance Corporation (FDIC) accounted for approximately 13% and 10% of the Company’s revenue for the three and six months ended December 31, 2010, respectively. Revenue from the FDIC contract accounted for approximately 8% of the Company’s revenue in each of the comparable prior year periods and 8% for fiscal 2010. The increase in revenue from this customer was due to a significant material purchase on the contract during the second quarter of fiscal 2011. No other customer accounted for 10% or more of the Company’s revenue for the periods presented.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2010 and 2009

2. Acquisitions:

Sentech, Inc.

On July 16, 2010, the Company acquired all of the outstanding equity interests of Sentech, Inc. (Sentech), an energy management consulting company, for approximately $25.0 million, net of cash acquired of $0.1 million. Sentech specializes in renewable energy, distributed power and energy solutions and efficiency and advanced transportation technologies. The purchase price allocation resulted in goodwill of $12.1 million ($3.7 million of which is deductible for tax purposes) and identified intangible assets of $10.7 million. The identified intangible assets consist primarily of customer relationships which will be amortized over estimated useful lives of 10 years. With receipt of payment for the net working capital adjustment, the Company finalized this purchase price allocation during the second quarter of fiscal 2011.

Platinum Solutions, Inc.

On November 16, 2010, the Company acquired all of the outstanding shares of Platinum Solutions, Inc. (Platinum) for approximately $87.3 million, net of cash acquired of $6.7 million. This acquisition was funded from cash on hand and borrowings of $40.0 million from our credit facility which were repaid during the quarter. Platinum provides systems integration and collaborative solutions for the federal government. The preliminary purchase price allocation resulted in goodwill of $62.4 million (all of which is expected to be deductible for tax purposes) and identified intangible assets of $19.9 million. The identified intangible assets consist primarily of customer relationships which will be amortized over estimated useful lives of 10 years. The Company has not yet obtained all of the information required to complete the purchase price allocation related to this acquisition. The purchase price allocation will be completed upon payment of any post-closing net asset adjustments and finalization of the valuation of acquired assets and liabilities.

The effect of these acquisitions, individually and in aggregate, was not material to the Company’s condensed consolidated financial position or results of operations; therefore, pro-forma financial information is not presented.

3. Divestitures:

Airport Operations Solutions

On November 19, 2010, the Company sold its Airport Operations Solutions (AOS) business to ITT Corporation for approximately $6.0 million, subject to adjustment based on a determination of the final net working capital on the date of sale. The Company recognized an estimated pre-tax gain of $0.9 million during the second quarter of fiscal 2011 related to the sale. Because the goodwill included in the AOS business is not deductible for tax purposes, the sale resulted in a loss of $0.4 million net of tax. The Company expects to resolve the net working capital adjustment before the end of fiscal year 2011. The Company does not expect the resolution of the net working capital adjustment to have a material impact on the loss recognized from the sale. The sale agreement includes certain indemnity obligations for infringement that are limited to the sale price and subject to applicable statutes of limitations, as well as other standard post-closing indemnification obligations, which are also capped.

The results of operations for the AOS business, through the date of the sale, are included in discontinued operations in the condensed consolidated statements of operations. The assets of AOS at June 30, 2010, consisted primarily of $2.3 million of goodwill and $2.2 million of long-lived assets. Liabilities of AOS at June 30, 2010 were primarily $0.5 million of deferred revenue and $0.5 million of vendor and employee related payables.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2010 and 2009

The AOS results of operations which have been included in discontinued operations for the three and six months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenue	$448	$726	$1,328	$1,486

Loss from discontinued operations before income taxes	(495)	(1,056)	(955)	(2,171)
Income tax benefit	193	410	372	844
Gain on sale	851	—	851	—
Income tax expense	(1,230)	—	(1,230)	—

Loss from discontinued operations, net of tax	$(681)	$(646)	$(962)	$(1,327)

Constella Futures Holding, LLC

During fiscal 2009, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures) for cash and two senior notes. In the second quarter of fiscal 2011, the Company received $15.0 million from the buyers of Futures to repay the outstanding balance of the notes related to the sale.

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

The following table reconciles reported income from continuing operations to the income used to compute basic and diluted EPS for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Income from continuing operations	$19,762	$19,834	$38,231	$38,565
Less: allocation of earnings to unvested restricted shares	295	241	536	454

Income from continuing operations for the computation of EPS	$19,467	$19,593	$37,695	$38,111

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2010 and 2009

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Basic weighted-average class A shares outstanding	44,272	43,644	44,152	43,556
Basic weighted-average class B shares outstanding	12,851	13,040	12,900	13,070

Total basic weighted-average shares outstanding	57,123	56,684	57,052	56,626

Dilutive effect of stock equivalents	580	487	592	511

Diluted weighted-average shares outstanding	57,703	57,171	57,644	57,137

Stock options excluded from the calculation of diluted weighted-average shares outstanding due to anti-dilution	4,080	3,822	4,080	3,612

Number of unvested restricted shares outstanding excluded from the basic and diluted weighted-average shares outstanding	874	693	874	693

Because the Company’s unvested stock awards are allocated a portion of income, they are not included in the number of basic and diluted shares outstanding.

5. Stock-Based Compensation:

In October 2010, the Company’s stockholders approved the SRA International, Inc. 2010 Incentive Plan (the 2010 Plan), which is an amendment and restatement of the 2002 Stock Incentive Plan (the 2002 Plan). The total number of shares authorized by stockholders for grants under the 2010 Plan is 11.2 million. The 2010 Plan provides for awards of cash, stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. The 2010 Plan expires in July 2020. The outstanding options have terms of 10 or 15 years. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of options granted. The stock options and restricted stock typically vest at a rate of 25% per year.

On an annual basis, the Company issues equity instruments under the 2010 Plan (and previous grants under the 2002 Plan) to key employees and non-employee directors (who have served for at least thirty-six months), generally in the first quarter of the Company’s fiscal year. In addition, grants are made upon a non-employee director’s appointment or election to the Board of Directors and may be made to strategic hires or key employees at management’s discretion.

The following table details the components of stock-based compensation expense for the three and six months ended December 31, 2010 and 2009 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Stock options	1,147	1,017	2,101	2,200
Restricted stock	1,481	1,127	3,056	2,410

Total stock-based compensation expense	$2,628	$2,144	$5,157	$4,610

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2010 and 2009

Stock Option and Restricted Stock Activity

The following table summarizes stock option activity for the six months ended December 31, 2010:

	Number of shares (in thousands)	Weighted-average exercise price
Shares under option at July 1, 2010	5,724	$20.61
Options granted	624	20.06
Options exercised	(83)	12.74
Options cancelled and expired	(171)	21.79

Shares under option at December 31, 2010	6,094	20.61

Options exercisable at December 31, 2010	4,268	21.23

Summary information with respect to our stock options’ intrinsic values and remaining contractual terms on December 31, 2010 is as follows:

	Aggregate intrinsic value (in thousands)	Weighted-average remaining contractual term (in years)
Options exercised in the six months ended December 31, 2010	$634	—
Shares under option at December 31, 2010	16,178	5.7
Options exercisable at December 31, 2010	12,811	4.5

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the period and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price.

The Black-Scholes-Merton weighted-average value of options granted for the six months ended December 31, 2010 and 2009 was $7.80 and $8.06, respectively.

The following table summarizes restricted stock activity for the six months ended December 31, 2010:

	Number of shares (in thousands)	Weighted-average grant-date fair value
Nonvested restricted shares at July 1, 2010	638	$22.06
Restricted shares granted	464	20.06
Restricted shares vested	(179)	22.89
Restricted shares forfeited	(49)	21.14

Nonvested restricted shares at December 31, 2010	874	$20.88

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2010 and 2009

6. Accounts Receivable:

Accounts receivable, net as of December 31, 2010 and June 30, 2010 consisted of the following (in thousands):

	December 31, 2010	June 30, 2010
Billed and billable, net of allowance of $1,068 as of December 31, 2010 and $2,741 as of June 30, 2010	$347,489	$305,710

Unbilled:
Retainages	3,764	3,755
Revenue recorded in excess of milestone billings on fixed-price contracts	32,157	40,094
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	4,572	8,865
Allowance for unbillable amounts	(4,629)	(4,284)

Total unbilled	35,864	48,430

Total accounts receivable	$383,353	$354,140

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. These billable receivables are typically billed and collected within 90 days of the balance sheet date. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $2.3 million of retainages are not expected to be billed and collected within one year. The Company’s accounts receivable are primarily from federal government agencies or customers engaged in work for the federal government. The Company believes there is no material credit risk associated with these receivables.

Billings in excess of revenue totaled $24.3 million at December 31, 2010. This balance primarily relates to third-party maintenance that the Company is able to bill in advance of revenue, which is recognized ratably over the maintenance term. Billings in excess of revenue recognized is classified as a current liability on the condensed consolidated balance sheet.

7. Inventories:

Inventories, net as of December 31, 2010 and June 30, 2010 consisted of the following (in thousands):

	December 31, 2010	June 30, 2010
Raw materials	$3,916	$5,204
Work in process	2,428	1,904

Total inventories	6,344	7,108
Allowance for obsolescence	(310)	(279)

Total inventories, net	$6,034	$6,829

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

Three and Six Months Ended December 31, 2010 and 2009

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

The Company had $21.1 million in notional forward foreign exchange contracts outstanding as of December 31, 2010 and $19.0 million outstanding as of June 30, 2010. These contracts have no value at inception. All of the outstanding contracts were purchased at or near the end of the periods presented. As there was no significant fluctuation in the relevant exchange rates between the purchase dates and the balance sheet dates, the fair value of the forward contracts held was not material. The gains and losses related to these foreign currency transactions and derivative instruments are included in selling, general and administrative expenses on the condensed consolidated statements of operations. The amounts of each for the periods presented were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Foreign currency transaction (losses) gains	$(770)	$(202)	$1,643	$522
Net gains (losses) on forward exchange contracts	1,270	34	(1,795)	433

Total net foreign currency gains (losses)	$500	$(168)	$(152)	$955

9. Commitments and Contingencies:

Government contracting

The Company is subject to investigations and reviews relating to compliance with various laws and regulations. U.S. Government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and review a contractor’s performance on government contracts; accounting, estimating, billing and other management internal control systems; indirect rates and pricing practices; and compliance with applicable contracting and procurement laws, regulations and standards, including U.S. Government Cost Accounting Standards.

DCAA has issued new guidance and provided clarification to existing guidance with respect to its audits of government contractors. As a result, DCAA has placed a greater emphasis on audits of accounting, estimating, billing, and other management internal control systems. With greater scrutiny on the Company’s and other government contractors’ systems, the number of alleged deficiencies reported by DCAA has increased.

The Company’s receipt of adverse audit findings or the failure to obtain an “adequate” determination of its various accounting, estimating, billing, and other management internal control systems from the responsible U.S. Government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. The government also may decrement billings until cited deficiencies are corrected and a follow-up review has been performed by DCAA confirming corrective actions are adequate.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2010 and 2009

The Company’s incurred cost audits by the DCAA have not been completed for fiscal 2007 and subsequent fiscal years. DCAA’s increased emphasis on system audits is likely to delay the completion of incurred cost audits, and DCAA’s more aggressive interpretations could result in a higher percentage of questioned costs than experienced in the past. The Company has recorded contract revenue subsequent to fiscal 2006 based upon costs that the Company believes will be approved upon final audit or review. However, the Company does not know the outcome of any ongoing or future audit or review, and if future adjustments exceed the Company’s estimates, it may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In cooperation with U.S. government agencies, the Company is also reviewing current and past compliance with network security-related contractual obligations. In connection with this review, certain government agencies have suggested that the Company adjust particular contract prices or prior payments and make changes to its current processes. The Company has and expects to continue making increased expenditures to improve its network security. Although the Company can give no assurances, based upon management’s evaluation, adjustments that may result from this review are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Litigation

The Company is subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local, and foreign governments for taxes other than income taxes. The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, including but not limited to various employment litigation matters and charges before administrative agencies. Although the Company can give no assurance, based upon management’s evaluation, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

10. Debt:

The Company has a $285.0 million unsecured revolving credit facility that terminates on August 9, 2012, at which time any outstanding borrowings under the facility become due. The Company borrowed $40.0 million under the credit facility during the second quarter of fiscal 2011 in connection with the acquisition of Platinum. This balance was repaid prior to the end of the quarter and as of December 31, 2010 the Company had no borrowings outstanding under the credit facility. The credit facility contains customary covenants limiting the Company’s ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase its stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Company has been in compliance with all of the financial covenants since the inception of the credit facility.

11. Fair Value Measurements:

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2010 and 2009

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

The Company’s financial instruments include primarily cash, trade receivables and vendor payables. As of December 31, 2010 and June 30, 2010, the carrying value of all financial instruments approximated their fair value.

The Company’s nonfinancial assets and liabilities, which are measured at fair value on a nonrecurring basis, include goodwill, intangible assets and other long-lived assets. These assets and liabilities are initially measured at fair value in a business combination and subsequently measured if there is an indication of impairment.

Nonfinancial assets measured at fair value on a nonrecurring basis during the three and six months ended December 31, 2010 were related to the Company’s July 2010 acquisition of Sentech and November 2010 acquisition of Platinum. As part of these acquisitions, the Company recognized identified intangibles assets that were measured using a combination of valuation approaches including the income and replacement cost methods. The inputs to the valuation models were primarily based on management estimates and, therefore, are included in Level 3 of the fair value hierarchy. The Company also recognized tangible net assets related to these acquisitions. The carrying value of these assets, which were primarily working capital, approximated fair value at the time of acquisition. The excess of the purchase prices over the fair value of the net tangible and identified intangible assets was recorded as goodwill on the condensed consolidated balance sheet. The following table summarizes the nonfinancial assets measured at fair value for the periods presented (in thousands):

	Fair Value (Significant Unobservable Inputs - Level 3)
	Three months ended December 31, 2010	Six months ended December 31, 2010
Nonfinancial assets measured at fair value
Goodwill	$62,437	$74,555
Identified intangible assets	19,850	30,540
Other long-lived assets	917	1,343

Total	$83,204	$106,438

12. Income Taxes:

During the second quarter of fiscal 2011, the Company received approval from the Internal Revenue Service for a change in a tax accounting method. This change allows for the deferral of revenue recognition for tax purposes related to certain types of unbilled receivables. As a result of this change, there were significant increases to the Company’s prepaid income taxes (which are included in prepaid expenses and other assets on the

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Six Months Ended December 31, 2010 and 2009

condensed consolidated balance sheet) and deferred tax liabilities during the second quarter. The components of the Company’s deferred tax (liabilities) assets were as follows for the periods presented (in thousands):

	December 31, 2010	June 30, 2010
Deferred tax assets
Compensated absences and other accruals not yet deductible for tax purposes	$22,010	$21,448
Financial statement depreciation in excess of tax depreciation	5,263	6,462
Deferred compensation	2,553	2,653
Nonqualified stock awards	13,719	13,634
Net operating loss carryforwards of acquired companies	1,715	4,886
Other	1,906	2,712

Total deferred tax asset	47,166	51,795

Deferred tax liabilities
Identified intangible assets	(36,193)	(32,995)
Prepaid expenses	(4,461)	(3,088)
Unbilled contract revenue	(27,982)	(5,799)
Capitalized software	(2,136)	(2,136)

Total deferred tax liabilities	(70,772)	(44,018)

Net deferred tax asset	$(23,606)	$7,777

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for more than 90% of our revenue;

•

failure to comply with complex U.S. government procurement-related laws and other regulations, including but not limited to, punitive damage liabilities under the False Claims Act and other laws, and financial incentives under so-called “whistleblower” statutes, awarding the whistleblower with a percentage of the recovery if the claims are successfully waged;

•

possible delays or overturning of our government contract awards due to bid protests by competitors or loss of contract revenue or diminished opportunities based on the existence of organizational conflicts of interest;

•	entry into new markets or foreign legal jurisdictions or operation of our business in various foreign jurisdictions, including incurring liabilities in hazardous areas;

•	failure to comply with laws such as the Foreign Corrupt Practices Act or regulations on government gratuities;

•	failure to comply with the Federal Acquisition Regulation (FAR) and Cost Accounting Standards or the Fair Labor Standards Act;

•

security threats, attacks or other disruptions on our information infrastructure, and failure to comply with complex network security and data privacy legal and contractual obligations or to protect sensitive information;

•	any violation of third party intellectual rights;

•	unlimited contractual damages, liability for consequential damages, or third party product liability associated with some commercial product sales;

•	adverse changes in federal government practices such as insourcing;

•	delays in the U.S. government adopting appropriations necessary for program funding and future appropriation uncertainties adversely impacting customer spending plans;

•	intense competition to win U.S. government contracts or recompetes and commoditization of services we offer;

•	failure to obtain option awards, task orders or funding under contracts, or inability to successfully execute awarded contracts;

•

any adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our contractor business systems or contractor internal control systems are deficient;

•	difficulties accurately estimating contract costs and contract performance requirements;

•	challenges in attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•

failure to manage acquisitions or divestures successfully, including identifying and valuating acquisition targets, integrating acquired companies, realizing benefits from such acquisitions, or contingent liabilities associated with divestures;

•	adverse market conditions and the resulting impact on our future cash flows may result in the impairment of goodwill and intangible assets which account for a significant portion of our assets;

•	adverse weather conditions or unexpected employee leave patterns reducing our expected billable labor revenue; and

•	adverse impact on employee and customer relations from media speculation regarding the company and its future ownership and operations.

Many of these and other risk factors are more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, previously filed with the Securities and Exchange Commission (SEC) on August 12, 2010, and may be updated from time to time in Item 1A. of Part II of our quarterly reports or other filings with the SEC. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

NON-GAAP FINANCIAL MEASURES

Certain financial measures discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, such as operating income, as adjusted, organic revenue growth and free cash flow, are non-GAAP financial measures. We believe these non-GAAP measures provide investors with useful supplemental information regarding underlying business trends and performance of our ongoing operations and are useful for period-over-period comparisons of such operations. These measures are not calculated through the application of GAAP and are not the required form of disclosure by the SEC. As such, they should not be considered as substitutes for the most directly comparable GAAP measures and should not be used in isolation, but in conjunction with these GAAP measures. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Reconciliations to the most directly comparable GAAP financial measures are included in the relevant discussions below.

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

Engagements serving U.S. government clients where we were the prime contractor or a subcontractor accounted for 95% and 93% of our revenue for the first half of fiscal years 2011 and 2010, respectively. The remaining portion was attributable to international government, state and local government, and commercial clients.

BUSINESS ENVIRONMENT AND OUTLOOK

The federal government is operating under a continuing resolution which funds agency budgets through March 4, 2011. Generally, during a continuing resolution funding on existing programs is limited to prior government fiscal year levels and new initiatives are not funded until an appropriations bill (or its equivalent) is enacted. The current continuing resolution and legislative environment have increased budget uncertainties for many of our U.S. government customers who are already facing intense budget pressures. The delay in enacting government fiscal year 2011 appropriations bills may affect our near term results as it is expected to delay work on new awards and limit overall growth in our market.

ITEMS AFFECTING THE COMPARABILITY OF OUR OPERATING RESULTS

Our operating margins were 7.3% and 7.1% for the three months ended December 31, 2010 and 2009, and 7.2% and 7.3% for the six months ended December 31, 2010 and 2009, respectively. The following are items affecting the comparability of our operating margins period-over-period.

(a)	During the second quarter of fiscal 2011, we incurred a severance charge of $1.8 million in connection with an action taken to reduce our indirect labor force in an effort to align our indirect costs with our volume of business and better position ourselves within the market. This charge is included in selling, general and administrative expenses on the condensed consolidated statement of operations.

(b)	In the first quarter of fiscal 2009, we sold Constella Futures Holding, LLC (Futures) and recorded a gain of $1.9 million based on the initial estimated sales price. In the second quarter of fiscal 2010, we settled a dispute with the buyers which resulted in a reduction of the previously recognized gain.

(c)	In the second quarter of fiscal 2010, we recorded a charge of $1.9 million to exit certain underutilized facilities. This charge related primarily to our Milton Park facility in the United Kingdom (UK) which supports our contract research organization business.

(d)	Foreign currency gains were $0.5 million in the second quarter of fiscal 2011, compared to losses of $0.2 million in the second quarter of fiscal 2010. Foreign currency losses were $0.2 million in the first half of fiscal 2011 compare to gains of $1.0 million in the first half of fiscal 2010. Although we attempt to minimize our exposure to foreign currency exchange rate fluctuations, we cannot completely eliminate the impact on our results of operations. The gains and losses realized from foreign currency transactions vary from period to period.

The impact of these items on our operating margins is shown in the table below. We present operating income, as adjusted, as an additional measure of our core business performance period over period. Adjustments to operating income result in a non-GAAP measure, however, we believe adjustment of the items above is useful as they are considered outside the normal course of our operations and obscure the comparability of performance period–over-period.

(in thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Operating income, as reported	$31,725	$29,172	$61,732	$60,274

Operating margin, as reported	7.3%	7.1%	7.2%	7.3%

Adjustments
Severance (a)	1,800	—	1,800	—
Sale of Constella Futures Holding, LLC (b)	—	1,889	—	1,889
Facility exit charge (c)	—	1,893	—	1,893
Foreign currency (gains) losses (d)	(500)	168	152	(955)

Operating income, as adjusted	$33,025	$33,122	$63,684	$63,101

Operating margin, as adjusted	7.6%	8.0%	7.4%	7.6%

FINANCIAL HIGHLIGHTS

In addition to the items noted above, financial highlights or events during the three months ended December 31, 2010, include:

•

Revenue for the second quarter of fiscal 2011 increased 5.3% over the same period in the prior year, driven by our July 2010 acquisition of Sentech, Inc. (Sentech) and our November 2010 acquisition of Platinum Solutions, Inc. (Platinum).

•	We completed the quarter with no debt and $60.6 million of cash and cash equivalents.

•	Total backlog was $4.8 billion at December 31, 2010, up 9.0% year-over-year.

•	We acquired Platinum, a systems integration and software development company, for $87.3 million, net of cash acquired of $6.7.

•

We sold our Airport Operations Solutions (AOS) business for $6.0 million and recognized a loss on the sale of $0.4 million, net of taxes. The results of the AOS business have been included in discontinued operations in our condensed consolidated financial statements.

KEY FINANCIAL METRICS

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below. All current and prior period financial metrics and results have been adjusted to exclude the AOS business which was sold on November 19, 2010 and is presented in discontinued operations.

Revenue Growth

Total revenue growth is a measure of our success in growing and developing our business, including the effect of acquisitions. Our organic revenue growth rate is a metric used by management in an attempt to isolate how effectively we are growing our core business excluding acquisitions.

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

The change in organic revenue for the three and six months ended December 31, 2010 is computed as follows (in thousands):

	Three months ended December 31,
	2010	2009	% Change
Revenue from continuing operations, as reported	$434,849	$412,770	5.3%
Plus: Revenue of acquired companies for the comparable prior year period	—	17,498

Organic revenue	$434,849	$430,268	1.1%

	Six months ended December 31,
	2010	2009	% Change
Revenue from continuing operations, as reported	$858,782	$829,509	3.5%
Plus: Revenue of acquired companies for the comparable prior year period	—	25,424

Organic revenue	$858,782	$854,933	0.5%

Organic growth in the second quarter was driven by the revenue generated from one of our largest civil government contracts. Revenue on this contract increased by $24.4 million in the second quarter of fiscal 2011 compared to the same period of the prior year. This increase was due primarily to significant material purchases during the second quarter of fiscal 2011. This revenue growth was partially offset by our decision not to bid on the recompete of a large low margin national security contract which resulted in a reduction of revenue of $11.1 million in the second quarter of fiscal 2011 from the same period of fiscal 2010.

For the immediate future, our primary focus is on delivering differentiated information technology and professional solutions to government agencies. Part of our growth strategy includes pursuing acquisitions to complement and accelerate internal growth by adding new capabilities, customers, solutions and related intellectual property. We completed the acquisition of Sentech in July 2010, which expanded our capabilities in energy management consulting and increased our presence at the Department of Energy. In November 2010, we acquired Platinum, which allowed us to broaden our mission systems capabilities and obtain additional software integration and development qualifications with clients in national security, intelligence and civil government agencies.

Contract Backlog and Orders

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $0.3 billion and $1.4 billion of new contract awards during the three and six months ended December 31, 2010, respectively. Contract awards or orders generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Our net orders (new contract awards less deobligations and contract adjustments) were $0.2 billion and $1.1 billion during the three and six months ended December 31, 2010, respectively.

A key measure of our business growth is the ratio of new contracts awarded compared to the revenue recorded in the same period (book-to-bill ratio). In the second quarter of fiscal 2011, our book-to-bill ratio was 0.6. Our goal is for the level of contract awards to significantly exceed revenue recorded to drive future revenue growth. While we believe that sustaining a high growth rate for our backlog is critical, we have seen a lag in the corresponding revenue growth. Fiscal 2011 revenue growth has been limited by, among other things, the continuing resolution, changes in federal government spending priorities, and several recent large awards that will continue to ramp up during the remainder of fiscal 2011 and are expected to drive more significant revenue growth in fiscal 2012.

We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award indefinite delivery, indefinite quantity (ID/IQ) contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, government-wide acquisition contracts (GWACs), and General Services Administration (GSA) schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority. Backlog can vary from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contracts are won.

The following table summarizes our contract backlog (in millions):

	December 31, 2010	June 30, 2010
Backlog:
Funded	$1,011.7	$771.7
Unfunded	3,830.9	3,676.8

Total Backlog	$4,842.6	$4,448.5

Our total backlog of $4.8 billion as of December 31, 2010 represented a 9% increase over the June 30, 2010 backlog. With the acquisitions of Sentech and Platinum, we acquired approximately $172 million of contract backlog. Excluding the backlog acquired with these acquisitions, our total backlog increased by 5% during the first half of our fiscal year. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2019. Congress often appropriates funds for our clients on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. These contracts include provisions that allow the customer to cancel at any time, however, the cancellation terms would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed. We expect to recognize approximately 14% of our backlog as revenue during the remainder of fiscal 2011.

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

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Cost-plus-fee	37%	35%	35%	36%
Time-and-materials	36	38	36	39
Fixed-price	27	27	29	25

Free Cash Flow

Our free cash flow was $55.1 million in the first half of fiscal 2011 compared to the same period of the prior year in which we had negative free cash flow of $24.8 million. We define free cash flow as net cash provided by operating activities of continuing operations less capital expenditures. We believe free cash flow is a useful measure for investors in analyzing our ability to generate cash flow for purposes such as repaying debt, funding business acquisitions, and repurchasing our common stock. We use free cash flow to assess the quality of our earnings and to evaluate how efficiently we manage our working capital. Given certain non-cash expenses and low capital requirements, we expect free cash flow to exceed net income over the long term. The following table reconciles the free cash flow from operations with net cash provided by (used in) operating activities of continuing operations as shown on the condensed consolidated statements of cash flows (in thousands):

	Six months ended December 31,
	2010	2009
Net cash provided by (used in) operating activities of continuing operations	$64,479	$(17,046)
Capital expenditures	(9,338)	(7,739)

Free cash flow from continuing operations	$55,141	$(24,785)

Free cash flow from continuing operations increased in the first half of fiscal 2011 primarily due to improvements in billing and collections, the timing of vendor payments and lower tax payments due to the Internal Revenue Service approval of a tax accounting method change allowing for the deferral of revenue recognition for tax purposes related to certain types of unbilled receivables.

Headcount and Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. As of December 31, 2010, we had 7,300 employees. Direct labor utilization was 76.8% and 76.7% in the three and six months ended December 31, 2010, respectively, compared to 78.2% and 77.7% in the same periods of the prior year. We expect the reduction in our indirect labor force mentioned previously to improve our direct labor utilization going forward. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs are included in selling, general and administrative expenses. Accordingly, changes in our direct labor utilization impact both cost of services and selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding (DSO) is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to acquisitions if necessary. DSO was 73 days as of December 31, 2010 compared to 71 days as of September 30, 2010. This increase is due to the effect of the holidays on government payment offices which delays collections at the end of the second quarter.

RESULTS OF OPERATIONS

Revenue

Revenue increased 5.3%, or 1.1% organically and 4.2% from acquisitions, to $434.8 million in the second quarter of fiscal 2011 from $412.8 million in the same period of the prior year. Revenue in the first half of fiscal 2011 increased 3.5%, or 0.5% organically and 3.0% from acquisitions, to $858.8 million from $829.5 million in the first half of fiscal 2010.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (in thousands):

	Three months ended December 31,			Six months ended December 31,
	2010	2009	% Change	2010	2009	% Change
Cost of services	$327,720	$312,062	5.0%	$644,876	$628,612	2.6%
Selling, general and administrative	68,648	62,592	9.7	138,965	124,669	11.5
Depreciation and amortization	6,756	7,055	(4.2)	13,209	14,065	(6.1)

	(as a percentage of revenue)			(as a percentage of revenue)
Cost of services	75.4%	75.6%		75.1%	75.8%
Selling, general and administrative	15.8	15.2		16.2	15.0
Depreciation and amortization	1.6	1.7		1.5	1.7

Cost of services consisted of the following for the periods presented (in thousands):

	Three months ended December 31,				Six months ended December 31,
	2010	% of total	2009	% of total	2010	% of total	2009	% of total
Direct labor and related overhead	$155,440	47.4%	$153,674	49.3%	$318,351	49.4%	$309,842	49.3%
Subcontractor labor	85,076	26.0	79,680	25.5	173,517	26.9	158,481	25.2
Materials and other reimbursable costs	87,204	26.6	78,708	25.2	153,008	23.7	160,289	25.5

Total cost of services	$327,720		$312,062		$644,876		$628,612

Cost of services as a percent of revenue varies from period to period depending on the mix of direct labor, subcontractor labor, and materials and other reimbursable costs. We seek to optimize our labor content in performance of our contracts since we typically generate greater gross margin from our labor services, particularly from services that our employees provide, compared with other reimbursable items. Cost of services decreased as a percent of revenue in the first half of fiscal 2011 as direct labor and subcontractor labor costs increased while materials and other reimbursable costs decreased compared to the first half of fiscal 2010.

Selling, general and administrative (SG&A) expenses increased in both the second quarter and first half of fiscal 2011 compared to the same periods of the prior year. Our SG&A expenses were impacted by the severance charge, facility exit charge and impact of foreign currency transactions noted above in the section titled “Items Affecting the Comparability of Our Operating Results.” In addition to these items, the change in our SG&A expenses was attributable to several factors including:

•	increased research and development costs, which accounted for approximately $2.0 million of the increase in the second quarter and $4.3 million of the increase in the first half of fiscal 2011;

•	professional fees related to acquisitions and divestitures of $1.0 million in the second quarter and $1.7 million in the first half of fiscal 2011;

•

investments in training and recruiting to remain competitive in the tight labor market for skilled information technology professionals. These costs increased by $0.7 million in the second quarter and $2.0 million in the first half of fiscal 2011; and

•

increased costs for improvements to our information technology infrastructure, which accounted for approximately $1.0 million of the increase in the second quarter and $1.7 million of the increase in the first half of fiscal 2011.

Depreciation and amortization expense did not materially change in the three and six months ended December 31, 2010 compared to the same periods of the prior year.

Interest

	Three months ended December 31,			Six months ended December 31,
	2010	2009	% Change	2010	2009	% Change
Interest expense	$(208)	$(345)	(39.7)%	$(371)	$(828)	(55.2)%
Interest income	235	565	(58.4)	598	973	(38.5)

Interest, net	$27	$220	(87.7)%	$227	$145	56.6%

Interest expense did not materially change in the three and six months ended December 31, 2010 compared to the same periods of the prior year.

Interest income in all periods presented consisted primarily of interest earned on the notes receivable related to the sale of Constella Futures Holding, LLC (Futures) which bear interest at 6.0% per annum. The buyers of Futures repaid the $15.0 million outstanding balance on the notes in December 2010. As a result of the early repayment of these notes, we expect our interest income will significantly decrease in the second half of fiscal 2011.

Income Taxes

The effective tax rate was 37.8% and 38.3% for the three and six months ended December 31, 2010, respectively, compared to 32.5% and 36.2% for the same periods of the prior year. The lower effective tax rates in the prior year periods were primarily due to deductions for income from qualified domestic production activities and state tax credits and exemptions. Our fiscal 2011 effective tax rate has benefited from the restoration of federal research and development tax credits in December 2010 which became effective retroactive to January 1, 2010. We expect our effective tax rate to be approximately 38.5% for the remainder of fiscal 2011.

Discontinued Operations

On November 19, 2010, we sold our AOS business to ITT Corporation for $6.0 million, subject to adjustment based on a determination of the final net working capital. The results of operations for AOS, through the date of the sale, were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenue	$448	$726	$1,328	$1,486

Loss from discontinued operations before income taxes	(495)	(1,056)	(955)	(2,171)
Income tax benefit	193	410	372	844
Gain on sale	851	—	851	—
Income tax expense	(1,230)	—	(1,230)	—

Loss from discontinued operations, net of tax	$(681)	$(646)	$(962)	$(1,327)

For further discussion of the sale of the AOS business see Note 3 to our condensed consolidated financial statements in Part I of this Form 10-Q.

SEASONALITY

Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. The timing of contract awards, the availability of funding from the customer and the incurrence of contract costs are the primary drivers of our revenue recognition and may all be affected by the government’s fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year because our employees often take relatively more leave for vacations and holidays, which can lead to lower revenue and profitability in those quarters. Additionally, we give annual raises to our employees at the beginning of our first quarter, however, the billing rates on our time-and-materials contracts typically escalate gradually, causing the profitability on these contracts to decline in the first quarter, but increase over the course of our fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of December 31, 2010 was $225.1 million compared to $258.4 million as of June 30, 2010. As of December 31, 2010, our total cash balances were $60.6 million and we had no outstanding debt.

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of our vendor payments.

Cash Flow

The following table summarizes cash flow information for the periods presented (in thousands):

	Six months ended December 31,
	2010	2009
Net cash provided by (used in) operating activities of continuing operations	$64,479	$(17,046)
Net cash used in operating activities of discontinued operations	(692)	(358)
Net cash used in investing activities	(102,447)	(1,976)
Net cash provided by (used in) financing activities	931	(13,894)
Effect of exchange rate changes on cash and cash equivalents	218	(79)

Net decrease in cash and cash equivalents	(37,511)	(33,353)

Cash provided by operating activities increased in the first half of fiscal 2011 primarily due to improvements in billing and collections, the timing of vendor payments and lower tax payments due to the Internal Revenue Service approval of a tax accounting method change allowing for the deferral of revenue recognition for tax purposes related to certain types of unbilled receivables.

The increase in cash used for investing activities was primarily related to the acquisitions of Sentech in July 2010 and Platinum in November 2010. In the first half of fiscal 2011, we collected $15.0 million for repayment of the total outstanding balance of the notes related to the sale of Futures and received $6.0 million from the sale of AOS. Investing activities in the first half of fiscal 2010 were primarily for capital expenditures and also included the collection of $5.3 million related to the sale of Futures.

Cash provided by financing activities in the first half of fiscal 2011 included proceeds from the exercise of stock options and our employee stock purchase plan, offset by payments to repurchase shares of common stock from employees upon the vesting of stock-based awards to cover the minimum statutory tax withholding. The cash used in financing activities during the first half of the prior year resulted primarily from the repayment of $15.0 million on our credit facility.

Cash flows from discontinued operations relate to our AOS business which was sold in November 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, other than operating leases, we had no material off-balance sheet arrangements, such as guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholders’ equity on the consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on our historical experience and various other factors that are deemed reasonable at the time the estimates are made. We re-evaluate these estimates quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, and accounting for stock compensation expense. Goodwill is evaluated for impairment on an annual basis, or during any interim period if there is an indication that it may be impaired. Each year during our third quarter, we perform our annual impairment analysis as of January 1.

If any of these estimates or judgments proves to be inaccurate, our results could be materially affected in the future. There have been no significant changes to our critical accounting policies during the three months ended December 31, 2010. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 12, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk exposure during the three months ended December 31, 2010. For a discussion of our market risk as of June 30, 2010, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 12, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
Pursuant to share repurchase program (a)
October 1, 2010 to October 31, 2010	—	—	—	$84.6
November 1, 2010 to November 30, 2010	—	—	—	$84.6
December 1, 2010 to December 31, 2010	—	—	—	$84.6

Shares delivered or withheld pursuant to restricted stock vesting (b)
October 1, 2010 to October 31, 2010	—
November 1, 2010 to November 30, 2010	2,774	$21.05	—	—
December 1, 2010 to December 31, 2010	646	$20.34	—	—

(a)	On July 31, 2008, the Board of Directors authorized the repurchase of up to $100 million of our class A common stock.
(b)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Share Purchase Agreement, dated as of October 11, 2010, by and among Systems Research and Applications Corporation, Platinum Solutions, Inc., Adam C. Rossi, Laila N. Rossi, Adam C. Rossi as trustee of the Laila N. Rossi 2010 Grantor Retained Annuity Trust, and Laila N. Rossi as trustee of the Adam Rossi 2010 Grantor Retained Annuity Trust. (Filed as Exhibit 2.1 to SRA’s Current Report on Form 8-K filed with the SEC on October 12, 2010, and incorporated herein by reference.)

10.1^	SRA International, Inc. 2010 Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Results of Annual Stockholders Meeting) filed with the SEC on November 2, 2010, and incorporated herein by reference).

10.2^	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2010, and incorporated herein by reference).

10.3^	Form of Restricted Stock Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2010, and incorporated herein by reference).

10.4^	2005 Deferred Compensation Plan, as amended (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101*	Interactive Data File (filed herewith)

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.
^	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 8th day of February, 2011.

SRA INTERNATIONAL, INC.

By:	/s/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)