Form 10-Q
period 2011-03-31
SRA INTERNATIONAL INC
filed 2011-05-10
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 30, 2011, there were 45,915,940 shares outstanding of the registrant’s class A common stock and 11,702,469 shares outstanding of class B common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND NINE MONTHS

ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$103,990	$98,113
Accounts receivable, net	358,253	331,949
Prepaid expenses and other	45,752	21,937
Deferred income taxes	-	12,492
Current assets of discontinued operations	36,992	36,122

Total current assets	544,987	500,613
Property and equipment, net	32,633	30,415
Goodwill	481,194	406,456
Identified intangibles, net	42,325	18,022
Deferred compensation trust	8,887	7,182
Other long-term assets	2,795	18,184
Long-term assets of discontinued operations	21,877	54,503

Total assets	$1,134,698	$1,035,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$117,405	$93,985
Accrued payroll and employee benefits	102,524	120,181
Billings in excess of revenue recognized	14,745	14,909
Deferred income taxes	38,604	-
Current liabilities of discontinued operations	14,676	13,138

Total current liabilities	287,954	242,213

Deferred compensation liability	8,887	7,182
Deferred income taxes	12,241	5,831
Other long-term liabilities	5,632	4,599
Long-term liabilities of discontinued operations	4,179	3,987

Total liabilities	318,893	263,812

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.20 per share; 5,000 shares authorized; none issued	-	-
Class A common stock, par value $0.004 per share; 180,000 shares authorized; 49,024 and 47,191 shares issued as of March 31, 2011 and June 30, 2010; 45,685 and 43,895 shares outstanding as of March 31, 2011 and June 30, 2010	196	189
Class B common stock, par value $0.004 per share; 55,000 shares authorized; 11,753 and 13,001 shares issued and outstanding as of March 31, 2011 and June 30, 2010	47	52
Additional paid-in capital	375,395	361,287
Treasury stock, at cost	(65,286)	(64,427)
Accumulated other comprehensive loss	(2,622)	(3,431)
Retained earnings	508,075	477,893

Total stockholders’ equity	815,805	771,563

Total liabilities and stockholders’ equity	$1,134,698	$1,035,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenue	$437,278	$398,735	$1,275,700	$1,201,677
Operating costs and expenses:
Cost of services	326,684	303,272	959,108	914,952
Selling, general and administrative	65,492	57,652	190,364	164,375
Depreciation and amortization	6,294	6,057	17,890	18,346
Sale of Constella Futures Holding, LLC	-	-	-	1,889

Total operating costs and expenses	398,470	366,981	1,167,362	1,099,562

Operating income	38,808	31,754	108,338	102,115
Interest expense	(137)	(290)	(453)	(1,064)
Interest income	68	415	663	1,383

Income from continuing operations before income taxes	38,739	31,879	108,548	102,434
Provision for income taxes	13,381	11,293	39,982	37,038

Income from continuing operations	25,358	20,586	68,566	65,396

Loss from discontinued operations, net of tax	(32,445)	(60,297)	(38,384)	(67,869)

Net (loss) income	$(7,087)	$(39,711)	$30,182	$(2,473)

Basic (loss) earnings per share:
Continuing operations	$0.44	$0.36	$1.18	$1.14
Discontinued operations	$(0.57)	$(1.06)	$(0.67)	$(1.20)

Basic (loss) earnings per share	$(0.13)	$(0.70)	$0.51	$(0.06)

Diluted (loss) earnings per share:
Continuing operations	$0.43	$0.36	$1.17	$1.13
Discontinued operations	$(0.56)	$(1.05)	$(0.66)	$(1.19)

Diluted (loss) earnings per share (a)	$(0.13)	$(0.70)	$0.50	$(0.06)

(a) Certain periods do not sum due to rounding

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$30,182	$(2,473)
Loss from discontinued operations, net of tax	38,384	67,869
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property and equipment	12,887	13,592
Amortization of intangible assets	6,237	5,665
Stock-based compensation	7,770	6,760
Deferred income taxes	56,827	7,432
Sale of Constella Futures Holding, LLC	-	1,889
Changes in assets and liabilities, net of the effect of acquisitions
Accounts receivable	(13,145)	(35,464)
Prepaid expenses and other	(28,355)	(3,013)
Accounts payable and accrued expenses	17,282	(25,517)
Accrued payroll and employee benefits	(21,210)	(1,505)
Billings in excess of revenue recognized	(164)	3,729
Other	8,205	2,399

Net cash provided by operating activities of continuing operations	114,900	41,363
Net cash used in operating activities of discontinued operations	(4,980)	(3,465)

Net cash provided by operating activities	109,920	37,898

Cash flows from investing activities:
Capital expenditures	(15,533)	(10,146)
Acquisitions, net of cash acquired	(112,314)	(8,611)
Proceeds from the sale of Airport Operations Solutions	6,443	-
Settlement of Era purchase price	-	12,500
Collections on note receivable	15,000	5,330
(Payments for) proceeds from forward exchange contracts	(4,013)	1,232

Net cash (used in) provided by investing activities	(110,417)	305

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,795	2,254
Proceeds from employee stock purchase plan	1,103	1,058
Excess tax benefits of stock option exercises	882	114
Borrowings under credit facility	40,000	115,000
Repayments under credit facility	(40,000)	(190,000)
Reissuance of treasury stock	413	462
Purchase of treasury stock	(1,251)	(990)

Net cash provided by (used in) financing activities	5,942	(72,102)

Effect of exchange rate changes on cash and cash equivalents	432	(296)
Net increase (decrease) in cash and cash equivalents	5,877	(34,195)
Cash and cash equivalents, beginning of period	98,113	74,683

Cash and cash equivalents, end of period	$103,990	$40,488

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$256	$1,014

Income taxes	$18,389	$24,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net (loss) income	$(7,087)	$(39,711)	$30,182	$(2,473)
Foreign currency translation, net of tax	646	(31)	809	289

Comprehensive (loss) income	$(6,441)	$(39,742)	$30,991	$(2,184)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended March 31, 2011 and 2010

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended June 30, 2010, filed with the SEC on August 12, 2010.

Reclassifications

Certain reclassifications related to discontinued operations have been made to prior period balances to conform to the current period presentation.

Proposed Acquisition by Providence Equity Partners L.L.C.

On March 31, 2011, the Company entered into an Agreement and Plan of Merger (Merger Agreement), with Sterling Parent, Inc. (Parent) and Sterling Merger Inc. (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Providence Equity Partners L.L.C. (Providence). The Merger Agreement was approved by the Company’s Board of Directors (Board), acting upon the unanimous recommendation of the special committee composed of independent directors of the Board.

At the effective time of the Merger (Effective Time), each share of the Company’s common stock outstanding immediately prior to the Effective Time (other than shares owned by Parent, Merger Sub, the Company or any of their respective subsidiaries or shares owned by stockholders who have perfected, and not withdrawn a demand for or lost the right to, appraisal rights under Delaware law) will be converted into the right to receive $31.25 in cash, without interest.

Pursuant to the Merger Agreement, as of the Effective Time, each stock option to purchase shares of the Company’s Class A common stock that is outstanding and unexercised immediately prior to the Effective Time will become fully vested, and converted into the right to receive, immediately after the Effective Time (without interest) a cash payment in an amount equal to the product of (x) the total number of the shares of the Company’s Class A common stock issuable upon exercise of such option, and (y) the excess, if any, of the $31.25 per share merger consideration over the exercise price per share subject to the option, less any applicable taxes. Additionally, as of the Effective Time, each award of restricted stock that is outstanding and unvested will become fully vested and converted into the right to receive $31.25 in cash, less applicable taxes.

Consummation of the Merger is subject to customary conditions, including without limitation (i) the adoption of the Merger Agreement by (a) the holders of a majority of the outstanding shares entitled to vote on such matter, and (b) the holders of a majority of the outstanding shares of Class A common stock entitled to vote on such matter (excluding all such shares beneficially owned, whether directly or indirectly, by Dr. Ernst Volgenau, the Company’s Chairman and Founder (Dr. Volgenau)); (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iii) the absence of any law, injunction or judgment that restrains, prohibits or makes illegal the consummation of the Merger. The transaction is expected to close during the first quarter of fiscal 2012.

Nature of Business

SRA provides technology and strategic consulting services and solutions primarily to U.S. government clients. The Company provides services, systems, and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. The Company has a balanced portfolio of clients in the national security (defense, homeland

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

security and law enforcement), civil government (environmental, aviation and other domestic customers), health care and public health, and intelligence and space markets. The Company is organized into three sectors to serve these clients: the National Security Sector (NSS), the Health and Civil Services Sector (HCS) and the Intelligence and Space Sector (ISS).

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

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with the U.S. government. During the nine months ended March 31, 2011 and 2010, these contracts represented 97% and 96% of the Company’s revenue. No customer accounted for 10% or more of the Company’s revenue for the periods presented.

2. Acquisitions:

Sentech, Inc.

On July 16, 2010, the Company acquired SENTECH, Inc. (Sentech), an energy management consulting company, for approximately $25.0 million, net of cash acquired of $0.1 million. Sentech specializes in renewable energy, distributed power and energy solutions and efficiency and advanced transportation technologies. The purchase price allocation resulted in goodwill of $12.1 million ($3.7 million of which is deductible for tax purposes) and identified intangible assets of $10.7 million. The identified intangible assets consist primarily of customer relationships which will be amortized on a straight-line basis over estimated useful lives of 10 years. The purchase price allocation was completed in the second quarter of fiscal 2011.

Platinum Solutions, Inc.

On November 16, 2010, the Company acquired all of the outstanding shares of Platinum Solutions, Inc. (Platinum) for approximately $87.3 million, net of cash acquired of $6.7 million. This acquisition was funded from cash on hand and borrowings of $40.0 million from our credit facility which were repaid during the quarter. Platinum provides systems integration and collaborative solutions for the federal government. The purchase price allocation resulted in goodwill of $62.6 million (all of which is expected to be deductible for tax purposes) and identified intangible assets of $19.9 million. The identified intangible assets consist primarily of customer relationships which will be amortized on a straight-line basis over estimated useful lives of 10 years. The purchase price allocation was completed in the third quarter of fiscal 2011.

The effect of these acquisitions, individually and in aggregate, was not material to the Company’s condensed consolidated financial position or results of operations; therefore, pro-forma financial information is not presented.

3. Discontinued Operations/Divestitures:

Era Systems Corporation

Era Systems Corporation (Era) was comprised of two reporting units, Air Traffic Management and Military and Security (Era ATM) and Airport Operations Solutions (Era AOS). Consistent with the Company’s primary focus on delivering information technology and strategic consulting services and solutions to its U.S. government customers, the Company sold its Era AOS business in the second quarter of fiscal 2011 and made the decision to divest the remaining Era business. The Company is currently exploring potential divestiture options for the remaining Era business and believes that a sale is probable within the next twelve months.

The Company evaluates goodwill for impairment annually as of January 1, and between annual tests whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company utilizes a discounted cash flow analysis as well as comparative market multiples to determine the fair value of its reporting units. The Company engaged an independent third-party firm and considered their findings in its determination of fair value in both the fiscal 2010 and 2011 goodwill evaluations. During the third quarter of fiscal 2010, the Company recognized a $60.0 million

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

goodwill impairment charge. The goodwill impairment charge reduced goodwill to $28.6 million and $2.3 million in the Era ATM and Era AOS reporting units, respectively. Additionally, the Company determined that certain long-lived assets in Era AOS were impaired, and as a result, recorded an additional impairment charge of $1.3 million in the third quarter of fiscal 2010.

On November 19, 2010, the Company sold its Era AOS business to ITT Corporation for an initial sales price of $6.0 million, subject to adjustment based on a determination of the final net working capital on the date of sale. During the third quarter of fiscal 2011, the Company received an additional $0.4 million upon finalization of net working capital. The Company recognized a pre-tax gain of $1.3 million related to the sale in the nine months ended March 31, 2011. Because the $2.3 million of goodwill is not deductible for tax purposes, the sale resulted in a loss of $0.1 million net of tax.

The Company performed its annual goodwill evaluation as of January 1, 2011 and recorded a $28.6 million charge to fully impair the remaining Era goodwill. The impairment primarily resulted from declining revenues and forecasted results from military customers in the international aviation market. This goodwill had no tax basis, and accordingly, there is no tax benefit related to the impairment charge. None of the other long-lived assets were impaired as a result of this evaluation.

The results of operations (including the impairment charges) for the Era businesses are included in discontinued operations for all periods presented. Era contributed net losses of $31.1 million and $60.7 million for the third quarter of fiscal 2011 and 2010, respectively. For the nine months ended March 31, 2011 and 2010, Era contributed net losses of $37.3 million and $66.4 million, respectively. The assets and liabilities of Era were $48.8 million and $13.0 million, respectively, as of March 31, 2011 and $79.0 million and $12.6 million, respectively, as of June 30, 2010. As of March 31, 2011 Era had $1.8 million of accumulated other comprehensive losses which will be recorded as a loss upon sale.

Contract Research Organization

Consistent with the Company’s primary focus on delivering information technology and strategic consulting services and solutions to its U.S. government customers, the Company also decided to divest its contract research organization, Global Clinical Development (GCD). The Company is currently exploring potential divestiture options for its GCD business and believes that a sale is probable within the next twelve months. GCD is part of the Health and Civil Services Sector. As a result of the decision to divest GCD, the Company was required to allocate $1.6 million of the goodwill in its HCS reporting unit to the GCD business on a relative fair value basis. With this allocation of goodwill, the carrying value of GCD exceeded its estimated fair value less cost to sell, and therefore, the Company recorded a $1.6 million charge to fully impair the goodwill in the third quarter of fiscal 2011.

The results of operations (including the impairment charge) for the GCD business are included in discontinued operations for all periods presented. GCD contributed net losses of $1.3 million and net income of $0.4 million for the third quarter of fiscal 2011 and 2010, respectively. For the nine months ended March 31, 2011 and 2010, GCD contributed net losses of $1.1 million and $1.5 million, respectively. The assets and liabilities of GCD were $10.1 million and $5.9 million, respectively, as of March 31, 2011 and $11.6 million and $4.5 million, respectively, as of June 30, 2010. As of March 31, 2011, GCD had $0.8 million of accumulated other comprehensive losses which will be recorded as a loss upon sale.

The results of operations of all discontinued operations for the periods presented were as follows (in thousands):

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenue	$11,243	$12,292	$32,931	$40,345
Operating costs and expenses
Cost of services	7,440	9,418	21,112	27,978
Selling, general and administrative	8,033	6,580	23,126	26,134
Depreciation and amortization	827	969	2,502	3,166
Impairment of goodwill and other long-lived assets	30,227	61,315	30,227	61,315
Settlement of claims against Era sellers	-	(3,361)	-	(3,361)

Operating loss	(35,284)	(62,629)	(44,036)	(74,887)
Gain on sale of Era AOS	443	-	1,293	-
Interest expense, net	(50)	(16)	(103)	(65)

Loss from discontinued operations before income taxes	(34,891)	(62,645)	(42,846)	(74,952)
Provision for income taxes	2,446	2,348	4,462	7,083

Loss from discontinued operations, net of tax	$(32,445)	$(60,297)	$(38,384)	$(67,869)

The assets and liabilities of discontinued operations were as follows (in thousands):

	March 31, 2011	June 30, 2010
Accounts receivable, net	$23,559	$22,876
Inventories, net	7,429	6,866
Prepaid expenses and other	4,313	3,815
Deferred income taxes	4,255	4,225
Property, plant and equipment, net	6,288	3,211
Goodwill	-	32,539
Identified intangibles, net	12,978	17,041
Other long-term assets	47	52

Total assets of discontinued operations	$58,869	$90,625

Accounts payable and accrued expenses	$8,417	$7,588
Accrued payroll and employee benefits	4,335	3,436
Billings in excess of revenue recognized	1,924	2,114
Deferred income taxes	4,060	3,109
Other long-term liabilities	119	878

Total liabilities of discontinued operations	$18,855	$17,125

Included in the assets and liabilities of discontinued operations is inventory related to the Era business, which as of March 31, 2011 and June 30, 2010 consisted of the following (in thousands):

	March 31, 2011	June 30, 2010
Raw materials	$4,422	$5,241
Work in process	3,807	1,904

Total inventories	8,229	7,145
Allowance for obsolescence	(800)	(279)

Total inventories, net	$7,429	$6,866

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

Inventories consist of materials and labor and are stated at the lower of average cost or market value. Cost of sales is determined using the first-in first-out method. The value of inventory is reduced for possible excess and obsolete inventory based on the Company’s estimates of future demand and market conditions. The Company’s inventories are included in assets of discontinued operations for all periods presented.

Constella Futures Holding, LLC

During fiscal 2009, the Company sold its ownership interest in Constella Futures Holding, LLC (Futures) for cash and two senior notes. The divestiture of Futures was not classified as a discontinued operation. In the second quarter of fiscal 2011, the Company received $15.0 million from the buyers of Futures to repay the outstanding balance of the notes related to the sale.

4. Goodwill:

The Company evaluated goodwill for impairment as of January 1, 2011. There were no indications of impairment in the HCS, NSS and ISS sectors as the estimated fair values of those reporting units exceeded their respective carrying values.

During the nine months ended March 31, 2011, the changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill as of July 1, 2010 (as previously reported)	$438,995
Effect of Era AOS discontinued operations (see Note 3)	(2,312)
Effect of Era ATM discontinued operations (see Note 3)	(28,603)
Effect of GCD discontinued operations (see Note 3)	(1,624)

Goodwill as of July 1, 2010 (as adjusted)	406,456
Acquisition of Sentech (see Note 2)	12,118
Acquisition of Platinum (see Note 2)	62,620

Goodwill as of March 31, 2011	$481,194

5. Earnings per Share:

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

The following table reconciles reported income from continuing operations to the income used to compute basic and diluted EPS for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Income from continuing operations	$25,358	$20,586	$68,566	$65,396
Less: allocation of earnings to unvested restricted shares	366	244	968	772

Income from continuing operations for the computation of EPS	$24,992	$20,342	$67,598	$64,624

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented is as follows (in thousands):

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Basic weighted-average class A shares outstanding	44,739	43,766	44,348	43,625
Basic weighted-average class B shares outstanding	12,594	13,001	12,798	13,047

Total basic weighted-average shares outstanding	57,333	56,767	57,146	56,672

Dilutive effect of stock equivalents	1,035	482	740	501

Diluted weighted-average shares outstanding	58,368	57,249	57,886	57,173

Stock options excluded from the calculation of diluted weighted-average shares outstanding due to anti-dilution	912	3,699	2,911	3,641

Number of unvested restricted shares outstanding excluded from the basic and diluted weighted-average shares outstanding	840	682	818	677

Because the Company’s unvested stock awards are allocated a portion of income, they are not included in the number of basic and diluted shares outstanding.

6. Stock-Based Compensation:

In October 2010, the Company’s stockholders approved the SRA International, Inc. 2010 Incentive Plan (the 2010 Plan), which is an amendment and restatement of the 2002 Stock Incentive Plan (the 2002 Plan). The 2010 Plan provides for awards of cash, stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. As of March 31, 2011, 11.4 million shares of class A common stock are reserved for future issuance pursuant to the 2010 Plan. The 2010 Plan expires in July 2020.

On an annual basis, the Company issues equity instruments to key employees and non-employee directors (who have served for at least thirty-six months), generally in the first quarter of the Company’s fiscal year. In addition, grants are made upon a non-employee director’s appointment or election to the Board of Directors and may be made to strategic hires or key employees at management’s discretion. The stock options and restricted stock typically vest at a rate of 25% per year. The outstanding options have terms of 10 or 15 years. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of options granted.

The following table details the components of stock-based compensation expense for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Stock options	$1,136	$1,070	$3,237	$3,271
Restricted stock	1,477	1,079	4,533	3,489

Total stock-based compensation expense	$2,613	$2,149	$7,770	$6,760

Stock Option and Restricted Stock Activity

The following table summarizes stock option activity for the nine months ended March 31, 2011:

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

	Number of shares (in thousands)	Weighted-average exercise price
Shares under option at July 1, 2010	5,724	$20.61
Options granted	632	20.15
Options exercised	(321)	13.97
Options cancelled and expired	(274)	22.16

Shares under option at March 31, 2011	5,761	20.83

Options exercisable at March 31, 2011	4,151	$21.30

The following table summarizes the intrinsic values and remaining contractual terms of our stock options:

	Aggregate intrinsic value (in thousands)	Weighted-average remaining contractual term (in years)
Options exercised in the nine months ended March 31, 2011	$3,525	0.0
Shares under option at March 31, 2011	48,580	5.5
Options exercisable at March 31, 2011	34,525	4.3

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the period and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price.

The Black-Scholes-Merton weighted average value of options granted for the nine months ended March 31, 2011 and 2010 was $7.84 and $8.06, respectively.

The following table summarizes restricted stock activity for the nine months ended March 31, 2011:

	Number of shares (in thousands)	Weighted-average grant-date fair value
Nonvested restricted shares at July 1, 2010	638	$22.06
Restricted shares granted	470	20.14
Restricted shares vested	(193)	20.67
Restricted shares forfeited	(89)	20.99

Nonvested restricted shares at March 31, 2011	826	$20.96

7. Accounts Receivable:

Accounts receivable, net as of March 31, 2011 and June 30, 2010 consisted of the following (in thousands):

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

	March 31, 2011	June 30, 2010
Billed and billable, net of allowance of $333 as of March 31, 2011 and $1,983 as of June 30, 2010	$339,739	$296,668

Unbilled:
Retainages	3,607	3,755
Revenue recorded in excess of milestone billings on fixed-price contracts	14,867	27,092
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	5,910	8,865
Allowance for unbillable amounts	(5,870)	(4,431)

Total unbilled	18,514	35,281

Total accounts receivable	$358,253	$331,949

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. These billable receivables are typically billed and collected within 90 days of the balance sheet date. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $2.6 million of retainages are not expected to be billed and collected within one year. The Company’s accounts receivable are primarily from federal government agencies or customers engaged in work for the federal government. The Company believes there is no material credit risk associated with these receivables. The June 30, 2010 balance of $331.9 million is $22.9 million lower than the $354.8 million reported in our Annual Report on Form 10-K filed with the SEC on August 12, 2010, due to the discontinued operations reclassification discussed in Note 3.

Billings in excess of revenue totaled $14.7 million at March 31, 2011. This balance primarily relates to third-party maintenance that the Company is able to bill in advance of revenue, which is recognized ratably over the maintenance term. Billings in excess of revenue recognized is classified as a current liability on the condensed consolidated balance sheet.

8. Derivative Instruments and Hedging Activities:

The Company is subject to foreign exchange risk related to transactions executed in non-functional currencies. These transactions relate to the Era and GCD businesses and therefore all foreign currency transactions gains and losses are reported in discontinued operations for all periods presented. The Company utilizes forward contracts to reduce the impact of changes in foreign currency exchange rates on certain short-term intercompany balances as well as trade receivables denominated in currencies other than the functional currencies of the Company’s subsidiaries. The Company has not designated any of these derivative instruments as an accounting hedge and, accordingly, all of the derivative instruments are marked to fair value at each balance sheet date and all gains and losses are recognized in earnings immediately. The Company can reduce but cannot eliminate exposure to foreign currency exchange rate fluctuations as the use of derivatives requires significant estimation and the estimates used may be inaccurate or appropriate derivative instruments may not be available at a reasonable cost.

The Company had $26.3 million and $19.0 million in notional forward foreign exchange contracts outstanding as of March 31, 2011 and June 30, 2010, respectively. These contracts have no value at inception. All of the outstanding contracts were purchased at or near the end of the periods presented. As there was no significant fluctuation in the relevant exchange rates between the purchase dates and the balance sheet dates, the fair value of the forward contracts held was not material.

The amounts of each for the periods presented were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Foreign currency transaction gains (losses)	$1,626	$(814)	$3,269	$(292)
Net (losses) gains on forward exchange contracts	(2,218)	799	(4,013)	1,232

Total net foreign currency (losses) gains	$(592)	$(15)	$(744)	$940

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

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

DCAA issued guidance in late 2008 and provided clarification to existing guidance with respect to its audits of government contractors. As a result, DCAA has placed a greater emphasis on audits of accounting, estimating, billing, and other management internal control systems. With greater scrutiny on the Company’s and other government contractors’ systems, the number of alleged deficiencies reported by DCAA has increased.

The Company’s receipt of adverse audit findings or the failure to obtain an “adequate” determination of its various accounting, estimating, billing, and other management internal control systems from the responsible U.S. Government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. The government also may decrement billings until cited deficiencies are corrected and a follow-up review has been performed by DCAA confirming corrective actions are adequate. On March 29, 2011, the Company’s Administrative Contracting Officer (ACO) issued letters stating the Company’s labor accounting system, accounting system and billing system were inadequate and that DCAA recommended a billing decrement of 0.1% on all labor costs. The Company believes these systems are adequate and that DCAA failed to properly consider materiality in its assessment, or mitigating controls in place during its audit. However, the Company has addressed the issues cited by DCAA and the ACO did not impose the decrement, pending DCAA review of the corrective actions.

The DCAA has not completed audits of the Company’s incurred cost submissions for fiscal 2007 and subsequent fiscal years. DCAA’s increased emphasis on system audits is likely to delay the completion of incurred cost audits, and DCAA’s more aggressive interpretations could result in a higher percentage of questioned costs than experienced in the past. The Company has recorded contract revenue subsequent to fiscal 2006 based upon costs that the Company believes will be approved upon final audit or review. However, the Company does not know the outcome of any ongoing or future audit or review, and if future adjustments exceed the Company’s estimates, it may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

With our active cooperation, the U.S. Department of Defense Inspector General and its agencies have been reviewing our policies and procedures and infrastructure architecture, providing technical support and assistance, and reviewing current and past compliance with information security-related contractual obligations. In connection with this review, on March 31, 2011, the Company received correspondence from the Office of Personnel Management asserting a claim for alleged breach of certain unspecified obligations on one of our contracts, to which the Company is preparing a response. Based upon management’s evaluation, adjustments that may result from this matter are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Litigation

The Company is subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local, and foreign governments for taxes other than income taxes. The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, including but not limited to various employment litigation matters and charges before administrative agencies. Although the Company can give no assurance, based upon its evaluation and taking into account the advice of legal counsel, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

In addition, since the announcement of the Merger, two lawsuits have been filed seeking to enjoin the Merger or to recover money damages purportedly on behalf of the Company’s stockholders as a result of the Merger if it is consummated. On April 7, 2011, the Southeastern Pennsylvania Transportation Authority filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)) purportedly on behalf of itself and other stockholders of the Company against the Company, the Board of Directors, Providence Equity, Sterling Holdco Inc. (“Holdco”), Parent and Merger Sub. The complaint alleges, among other things, (1) that the Board breached its fiduciary duties by, among other things, failing to take steps to maximize the value of the merger consideration to its public stockholders and conveying substantial payments to existing officers of the Company, Providence, Holdco, Parent and Merger Sub at the unfair expense of the public stockholders, (2) that Dr. Volgenau breached his duty of loyalty and entire fairness in planning, structuring, and timing the merger to benefit himself as well as Providence, Holdco, Parent and Merger Sub, and (3) that the Company and Providence, Holdco, Parent and Merger Sub aided and abetted these purported breaches of fiduciary duties. The complaint seeks to enjoin consummation of the merger or, in the event the merger is completed, seeks to rescind the merger or recover money damages on behalf of the Company’s stockholders caused by the alleged breaches of fiduciary duties.

On April 25, 2011, Andrei Sinioukov filed a lawsuit in the United States District Court for the Eastern District of Virginia (captioned as Sinioukov v. SRA Int’l, Inc., et al, Civil Action No. 1:11-cv-447 (E.D. Va. filed Apr. 25, 2011), purportedly on behalf of himself and other stockholders of the Company, against the Company, the Board of Directors, Providence Equity, Parent and Merger Sub. The complaint alleges, among other things, (1) that the Board breached its fiduciary duties and obligations under federal securities laws by failing to maximize the value of the merger consideration to the Company’s public stockholders, by acting in their own interest at the expense of the stockholders in negotiating and approving the merger, and by failing to adequately disclose in the proxy material information regarding the process by which the Company negotiated with Providence Equity and other potential acquirers, (2) that the Company, Providence, Parent and Merger Sub aided and abetted these purported breaches, and (3) that the Board, Providence, Parent and Merger Sub violated section 14(a) of the 1934 Exchange Act and S.E.C. Rule 14a-9 by failing to disclose material information, and making untrue statements, in the proxy.

The Company and the Board believe that the above lawsuits are without merit and intend to defend them vigorously.

10. Debt:

The Company has a $285.0 million unsecured revolving credit facility that terminates on August 9, 2012, at which time any outstanding borrowings under the facility become due. The Company borrowed $40.0 million under the credit facility during the second quarter of fiscal 2011 in connection with the acquisition of Platinum. This balance was repaid during the second fiscal quarter. There were no borrowings during the third quarter of fiscal 2011. The credit facility contains customary covenants limiting the Company’s ability to, among other things, merge or consolidate with others, incur liens, redeem or repurchase its stock, enter into transactions with affiliates, or dispose of assets. In addition, the credit facility contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Company has been in compliance with all of the financial covenants since the inception of the credit facility.

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

Three and Nine Months Ended March 31, 2011 and 2010

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s financial instruments include primarily cash, trade receivables and vendor payables. As of March 31, 2011 and June 30, 2010, the carrying value of all financial instruments approximated their fair value.

The Company’s nonfinancial assets and liabilities, which are measured at fair value on a nonrecurring basis, include goodwill, intangible assets and other long-lived assets. These assets and liabilities are initially measured at fair value in a business combination and subsequently measured if there is an indication of impairment.

Nonfinancial assets measured at fair value on a nonrecurring basis during the three and nine months ended March 31, 2010 were related to the Company’s July 2010 acquisition of Sentech and November 2010 acquisition of Platinum. As part of these acquisitions, the Company recognized identified intangibles assets that were measured using a combination of valuation approaches including the income and replacement cost methods. The inputs to the valuation models were primarily based on management estimates and, therefore, are included in Level 3 of the fair value hierarchy. The Company also recognized tangible net assets related to these acquisitions. The carrying value of these assets, which were primarily working capital, approximated fair value at the time of acquisition. The excess of the purchase prices over the fair value of the net tangible and identified intangible assets was recorded as goodwill on the condensed consolidated balance sheet.

Additionally, the Company measured and recorded its goodwill at fair value during its fiscal 2011 impairment assessment. As discussed in Note 3, the Company recorded a charge for the impairment of goodwill in the Era ATM and GCD reporting units during the third quarter of fiscal 2011 to adjust the carrying value of the assets down to fair value. The valuation models used in the impairment analysis are based in part on estimated future operating results and cash flows. Because these factors are derived from the Company’s estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy. The goodwill impairment charge shown below is included in discontinued operations.

The following table summarizes the nonfinancial assets measured at fair value for the periods presented (in thousands):

	Fair Value (Significant Unobservable Inputs - Level 3)		Impairment Losses
	Three months ended March 31,	Nine months ended March 31,	Three months ended March 31,	Nine months ended March 31,
	2011	2011	2011	2011
Nonfinancial assets measured at fair value
Goodwill	$183	$74,738	$30,227	$30,227
Identified intangible assets	-	30,540	-	-
Other long-lived assets	-	1,343	-	-

Total	$183	$106,621	$30,227	$30,227

12. Income Taxes

In fiscal 2011, the Company received approval from the Internal Revenue Service for a change in a tax accounting method. This change allows for the deferral of revenue recognition for tax purposes related to certain types of unbilled receivables. The Company’s prepaid income taxes (which are included in prepaid expenses and other assets on the condensed consolidated balance sheet) increased by $24.6 million from June 30, 2010 primarily as a result of the tax accounting method change. This change also impacted the Company’s deferred tax (liabilities) assets, the components of

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and Nine Months Ended March 31, 2011 and 2010

which are presented below (in thousands):

	March 31, 2011	June 30, 2010
Deferred tax assets
Compensated absences and other accruals not yet deductible for tax purposes	$23,277	$21,289
Financial statement depreciation in excess of tax depreciation	4,721	6,129
Deferred compensation	2,656	2,653
Nonqualified stock awards	14,157	13,634
Other	3,035	739

Total deferred tax asset	47,846	44,444

Deferred tax liabilities
Identified intangible assets	(34,958)	(26,243)
Prepaid expenses	(5,399)	(3,047)
Unbilled contract revenue	(55,699)	(5,799)
Capitalized software	(2,635)	(2,694)

Total deferred tax liabilities	(98,691)	(37,783)

Net deferred tax (liability) asset	$(50,845)	$6,661

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•

the inability to complete the acquisition of SRA (the “Merger”) by an affiliate of Providence Equity Partners LLC (“Providence”) due to the failure (i) to obtain the requisite stockholder approvals for the Merger contemplated by the merger agreement; (ii) to satisfy other conditions to the completion of the Merger contemplated by the merger agreement, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; or (iii) to obtain the necessary financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the merger agreement;

•	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted against us and others relating to the Merger;

•	the occurrence of any other event, change or circumstance that could give rise to a termination of the merger agreement;

•

the fact that, if the Merger is not consummated due to a breach of the merger agreement by the affiliates of Providence that are parties to the merger agreement, SRA’s remedy may be limited to receipt of a termination fee of $112.9 million, and if the Merger is not consummated under certain circumstances, SRA is not entitled to receive any such termination fee;

•	if the merger agreement is terminated under specified circumstances, SRA may be required to pay an affiliate of Providence a termination fee of up to $47 million;

•	the diversion of management’s attention from ongoing business concerns due to the announcement and pendency of the Merger;

•	the effect of the announcement of the Merger on our business relationships, operating results and business generally;

•	the effect of the merger agreement’s contractual restrictions on the conduct of our business prior to the completion of the Merger;

•	the possible adverse effect on the price of our common stock if the Merger is not completed in a timely matter or at all;

•	the amount of the costs, fees, expenses and charges related to the Merger;

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for more than 90% of our revenue;

•

failure to comply with complex laws and regulations, including but not limited to the False Claims Act, the Federal Acquisition Regulations, the Truth in Negotiations Act, the U.S. Government Cost Accounting Standards and the Foreign Corrupt Practices Act;

•

possible delays or overturning of our government contract awards due to bid protests, loss of contract revenue or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•

security threats, attacks or other disruptions on our information infrastructure, and failure to comply with complex network security and data privacy legal and contractual obligations or to protect sensitive information;

•

risks from operating in international markets, such as those resulting from economic, political, social and financial conditions or unrest, unavailability of certain protections that would typically be available under federal or common law, exposure to international regulations or risks associated with operating in or near hazardous areas;

•	inability or failure to adequately protect our proprietary information or intellectual property rights or violation of third party intellectual rights;

•	potential for significant economic or personal liabilities resulting from failures, errors, delays or defects associated with products, services and systems we supply;

•	adverse changes in federal government practices;

•	appropriation uncertainties;

•	price reductions, reduced profitability or loss of market share due to intense competition, including for U.S. government contracts or recompetes, and commoditization of services we offer;

•	failure of the customer to fund a contract or exercise options to extend contacts, or our inability to successfully execute awarded contracts;

•

any adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our contractor management information systems or contractor internal control systems are deficient;

•	difficulties accurately estimating contract costs and contract performance requirements;

•

challenges in attracting and retaining key personnel or high-quality employees, particularly those with security clearances; failure to manage acquisitions or divestures successfully (including identifying and valuating acquisitions targets, integrating acquired companies), losses associated with divestures or our inability to effect divestitures at attractive prices and on desired timelines;

•	inadequate insurance coverage; and

•	pending litigation and any resulting sanctions, including but not limited to penalties, compensatory damages or suspension or debarment from future government contracting.

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

OVERVIEW

The following discussion should be read in conjunction with our 2010 Annual Report on Form 10-K, filed with the SEC on August 12, 2010, and with the condensed consolidated financial statements included in this Form 10-Q.

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

Engagements serving U.S. government clients where we were the prime contractor or a subcontractor accounted for 97% and 96% of our revenue for the first nine months of fiscal years 2011 and 2010, respectively. The remaining portion was attributable to state and local government and commercial clients.

BUSINESS ENVIRONMENT AND OUTLOOK

The federal government operated under a Continuing Resolution (CR) throughout the quarter ended March 31, 2011. Generally, during a CR, funding on existing programs is limited to prior government fiscal year levels and new initiatives are not funded until an appropriations bill (or its equivalent) is enacted. We believe that the delay in approving government FY 2011 appropriations bills contributed to a delay in new contract awards and affected our financial results during the third quarter. Following passage of several stop-gap CRs, the Department of Defense and Full-Year Continuing Appropriations Act, 2011, (Act) was enacted on April 15, 2011. The Act is reported to include approximately $38 billion in government spending reductions, which may impact our near term revenue growth.

FINANCIAL HIGHLIGHTS

Financial highlights or events during the three months ended March 31, 2011, include:

•

On March 31, 2011, we entered into an Agreement and Plan of Merger, with affiliates of Providence Equity Partners L.L.C. (Providence) pursuant to which we would become a wholly-owned subsidiary of an affiliate of Providence. The merger agreement was approved by our Board of Directors, acting upon the unanimous recommendation of the special committee composed of independent directors of the Board. We anticipate that the merger will close during the first quarter of fiscal 2012.

•

Revenue for the third quarter of fiscal 2011 increased 10% over the same period in the prior year, driven by our July 2010 acquisition of SENTECH, Inc. (Sentech) and our November 2010 acquisition of Platinum Solutions, Inc. (Platinum).

•

Third party transaction costs related to the merger as well as acquisitions and divestitures that we have pursued (whether consummated or not) were $4.2 million and $5.9 million for the three and nine months ended March 31, 2011, respectively.

•	We completed the quarter with no debt and $104 million of cash and cash equivalents.

•	Total backlog was $4.5 billion at March 31, 2011, up 3% from June 30, 2010.

•

We completed the divestiture of our Era Airport Operations Solutions (Era AOS) business and plan to divest the remaining Era business and our contract research organization, Global Clinical Development (GCD). The results of these three businesses are presented in discontinued operations in the financial statements. Additionally, we recorded impairment charges of $28.6 million and $1.6 million to write off the goodwill remaining in the Era ATM and GCD businesses, respectively.

KEY FINANCIAL METRICS

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below. All current and prior period financial metrics and results have been adjusted to exclude the Era and GCD businesses which are presented in discontinued operations.

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

The change in organic revenue for the three and nine months ended March 31, 2011 is computed as follows (in thousands):

	Three months ended March 31,		% Change
	2011	2010
Revenue from continuing operations, as reported	$437,278	$398,735	9.7%
Plus: Revenue of acquired companies for the comparable prior year period	-	22,249

Organic revenue	$437,278	$420,984	3.9%

	Nine months ended March 31,		% Change
	2011	2010
Revenue from continuing operations, as reported	$1,275,700	$1,201,677	6.2%
Plus: Revenue of acquired companies for the comparable prior year period	-	47,673

Organic revenue	$1,275,700	$1,249,350	2.1%

The growth in organic revenue in the nine months ended March 31, 2011 was driven by revenue generated on one of our largest civil government contracts which contributed $23.7 million of additional revenue compared to the same period of the prior year. The revenue increase was also driven by a greater volume of services provided to a variety of customers in our federal government contracting business. These increases were partially offset by our decision not to bid on the recompete of a large low margin national security contract which contributed $37.7 million of additional revenue in the nine months ended March 31, 2010 compared to the same period of the current year.

For the immediate future, our primary focus is on delivering information technology and strategic consulting services and solutions to our U.S. government customers. Part of our growth strategy includes pursuing acquisitions to complement and accelerate internal growth by adding new capabilities, customers, solutions and related intellectual property. We completed the acquisition of Sentech in July 2010, which expanded our capabilities in energy management consulting and increased our presence at the Department of Energy. In November 2010, we acquired Platinum, which allowed us to broaden our mission systems capabilities and obtain additional software integration and development qualifications with clients in national security, intelligence and civil government agencies.

Contract Backlog and Orders

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $0.3 billion and $1.6 billion of new contract awards during the three and nine months ended March 31, 2011, respectively. Contract awards or orders generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Our net orders (new contract awards less deobligations and contract adjustments) were $0.2 billion and $1.2 billion during the three and nine months ended March 31, 2011, respectively.

A key measure of our business growth is the ratio of new contracts awarded compared to the revenue recorded in the same period (book-to-bill ratio). In the third quarter of fiscal 2011, our book-to-bill ratio was 0.7. Our goal is for the level of contract awards to exceed revenue recorded to drive future revenue growth. While we believe that sustaining a high growth rate for our backlog is critical, we have seen a lag in the corresponding revenue growth. Fiscal 2011 revenue growth has been limited by, among other things, the continuing resolution, changes in federal government spending priorities, and recent large awards that will continue to ramp up and are expected to drive more significant revenue growth in future periods.

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

The following table summarizes our contract backlog (in millions):

	March 31, 2011	June 30, 2010
Backlog:
Funded	$769.0	$724.4
Unfunded	3,741.1	3,646.8

Total Backlog	$4,510.1	$4,371.2

Our total backlog of $4.5 billion as of March 31, 2011 represented a 3% increase over the June 30, 2010 backlog. With the acquisitions of Sentech and Platinum, we acquired approximately $172 million of contract backlog. Excluding the backlog acquired with these acquisitions, our total backlog remained relatively flat during the first nine months of our fiscal year. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring during calendar year 2020. Congress often appropriates funds for our clients on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. These contracts include provisions that allow the customer to cancel at any time, however, the cancellation terms would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed. We expect to recognize approximately 8.5% of our backlog as revenue during the fourth quarter of fiscal 2011.

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

Contract profit margins are generally affected by the type of contract. An important part of increasing our operating income is to increase the amount of services delivered under fixed-price contracts, which present more risk to deliver, but may result in higher profit. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Cost-plus-fee	32%	36%	34%	36%
Time-and-materials	39	39	38	40
Fixed-price	29	25	28	24

Free Cash Flow

Our free cash flow was $99.4 million and $31.2 million in the first nine months of fiscal 2011 and 2010, respectively. We define free cash flow as net cash provided by operating activities of continuing operations less capital expenditures. We believe free cash flow is a useful measure for investors in analyzing our ability to generate cash flow for purposes such as repaying debt, funding business acquisitions, and repurchasing our common stock. We use free cash flow to assess the quality of our earnings and to evaluate how efficiently we manage our working capital. Given certain non-cash expenses and low capital requirements, we expect free cash flow to exceed net income over the long term. The following table reconciles the free cash flow from continuing operations with net cash provided by operating activities of continuing operations as shown on the condensed consolidated statements of cash flows (in thousands):

	Nine months ended March 31,
	2011	2010
Net cash provided by operating activities of continuing operations	$114,900	$41,363
Capital expenditures	(15,533)	(10,146)

Free cash flow	$99,367	$31,217

Free cash flow increased in the first nine months of fiscal 2011 primarily due to improvements in billing and collections, the timing of vendor payments and lower net tax payments due to the Internal Revenue Service approval of a tax accounting method change allowing for the deferral of revenue recognition for tax purposes related to certain types of unbilled receivables. Included in capital expenditures for the nine months ended March 31, 2011 and 2010 are property and equipment purchases of $2.6 million and $0.5 million, respectively, related to discontinued operations.

Headcount and Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time or sick leave, so that we can understand how we are applying worked labor. As of March 31, 2011, we had approximately 7,100 employees (including approximately 350 from Era and GCD). Direct labor utilization was 78.6% and 77.9% in the three and nine months ended March 31, 2011, respectively, compared to 78.4% and 78.8% in the same periods of the prior year. As announced in the second quarter of fiscal 2011, we reduced our indirect labor force in an effort to align our indirect costs with our volume of business and better position ourselves within the market. We believe that this action will improve our direct labor utilization going forward. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs are included in selling, general and administrative expenses. Accordingly, changes in our direct labor utilization impact both cost of services and selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding (DSO) is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day in the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to acquisitions if necessary. DSO was 71 days as of March 31, 2011 and December 31, 2010.

ITEMS AFFECTING THE COMPARABILITY OF OUR OPERATING RESULTS

Our operating margins were 8.9% and 8.0% for the three months ended March 31, 2011 and 2010, and 8.5% for both the nine months ended March 31, 2011 and 2010. The following are items affecting the comparability of our operating margins period-over-period.

(a)	During the second quarter of fiscal 2011, we incurred a severance charge of $1.8 million in connection with an action taken to reduce our indirect labor force in an effort to align our indirect costs with our volume of business and better position ourselves within the market. This charge is included in selling, general and administrative expenses on the condensed consolidated statement of operations.

(b)	Third party transaction costs related to the merger as well as acquisitions and divestitures that we have pursued (whether consummated or not) were $4.2 million and $5.9 million for the three and nine months ended March 31, 2011, respectively.

(c)	In the first quarter of fiscal 2009, we sold Constella Futures Holding, LLC (Futures) and recorded a gain of $1.9 million based on the initial estimated sales price. In the second quarter of fiscal 2010, we settled a dispute with the buyers which resulted in a reduction of the previously recognized gain.

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

(in thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Operating income, as reported	$38,808	$31,754	$108,338	$102,115

Operating margin, as reported	8.9%	8.0%	8.5%	8.5%

Adjustments
Severance (a)	$-	$-	$1,800	$-
Third party transaction costs (b)	4,182	23	5,905	52
Sale of Constella Futures Holding, LLC (c)	-	-	-	1,889

Operating income, as adjusted	$42,990	$31,777	$116,043	$104,056

Operating margin, as adjusted	9.8%	8.0%	9.1%	8.7%

RESULTS OF OPERATIONS

Revenue

Revenue increased 9.7%, or 3.9% organically and 5.8% from acquisitions, to $437.3 million in the third quarter of fiscal 2011 from $398.7 million in the same period of the prior year. Revenue in the first nine months of fiscal 2011 increased 6.2%, or 2.1% organically and 4.1% from acquisitions, to $1,275.7 million from $1,201.7 million in the first nine months of fiscal 2010.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (in thousands):

	Three months ended March 31,			Nine months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Cost of services	$326,684	$303,272	7.7%	$959,108	$914,952	4.8%
Selling, general and administrative	65,492	57,652	13.6	190,364	164,375	15.8
Depreciation and amortization	6,294	6,057	3.9	17,890	18,346	(2.5)

	(as a percentage of revenue)			(as a percentage of revenue)
Cost of services	74.7%	76.1%		75.2%	76.1%
Selling, general and administrative	15.0	14.5		14.9	13.7
Depreciation and amortization	1.4	1.5		1.4	1.5

Cost of services consisted of the following for the periods presented (in thousands):

	Three months ended March 31,				Nine months ended March 31,
	2011	% of total	2010	% of total	2011	% of total	2010	% of total
Direct labor and related overhead	$168,275	51.5%	$157,370	51.9%	$481,567	50.2%	$461,498	50.4%
Subcontractor labor	90,429	27.7	80,226	26.5	262,985	27.4	236,832	25.9
Materials and other reimbursable costs	67,980	20.8	65,676	21.6	214,556	22.4	216,622	23.7

Total cost of services	$326,684		$303,272		$959,108		$914,952

Cost of services as a percent of revenue varies from period to period depending on the mix of direct labor, subcontractor labor, and materials and other reimbursable costs. We seek to optimize our labor content in performance of our contracts since we typically generate greater gross margin from our labor services, particularly from services that our employees provide, compared with other reimbursable items. Cost of services decreased as a percent of revenue in the first nine months of fiscal 2011 as direct labor and subcontractor labor costs increased while materials and other reimbursable costs decreased compared to the same period of fiscal 2010.

Selling, general and administrative (SG&A) expenses increased in both the three and nine months ended March 31, 2011 compared to the same periods of the prior year. The change in our SG&A expenses was attributable to several factors including:

•

third party transaction costs related to the merger as well as acquisitions and divestitures that we have pursued (whether consummated or not) of $4.2 million and $5.9 million for the three and nine months ended March 31, 2011, respectively;

•	increased costs for improvements to our information technology infrastructure, which accounted for approximately $2.5 million of the increase in the nine months ended March 31, 2011;

•

increased costs from investments in training and recruiting to remain competitive in the tight labor market for skilled information technology professionals. These costs increased by $1.4 million in the nine months of fiscal 2011; and

•

higher indirect labor costs through the second quarter of fiscal 2011 prior to our reduction in indirect labor force in the third quarter of fiscal 2011. As a result of the reduction in force, we incurred $1.8 million of severance costs in the nine months ended March 31, 2011, but expect to reduce our annual SG&A expenses by $10 million.

Depreciation and amortization expense did not materially change in the three and nine months ended March 31, 2011 compared to the same periods of the prior year.

Interest

	Three months ended March 31,			Nine months ended March 31,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Interest expense	$(137)	$(290)	52.8%	$(453)	$(1,064)	57.4%
Interest income	68	415	(83.6)	663	1,383	(52.1)

Interest, net	$(69)	$125	(155.2)%	$210	$319	(34.2)%

Interest expense decreased in both the three and nine months ended March 31, 2011 compared to the same periods of the prior year. Our average outstanding borrowings were lower in the nine months ended March 31, 2011 as compared to the comparable prior year period. We have had no borrowings in the nine months ended March 31, 2011, with the exception of $40 million borrowed in connection with our November 2010 acquisition of Platinum, which we repaid in December 2010.

Interest income in all periods presented consisted primarily of interest earned on the notes receivable related to the sale of Futures, which included 6.0% interest per annum. The buyers of Futures repaid the $15.0 million outstanding balance on the notes in December 2010. As a result of the early repayment of these notes, our interest income decreased in the third quarter of fiscal 2011.

Income Taxes

The effective tax rate was 34.5% and 36.8% for the three and nine months ended March 31, 2011, respectively, compared to 35.4% and 36.2% for the same periods of the prior year. Our effective tax rate for the three and nine months ended March 31, 2011 was favorably impacted by state tax credits and exemptions associated with our status as a Qualified High Technology Company (QHTC) within Washington, DC, including $1.0 million related to prior years. We expect our effective tax rate to be approximately 38.5% in the fourth quarter of fiscal 2011.

Discontinued Operations

We sold our Era AOS business in the second quarter of fiscal 2011 and we plan to divest GCD and the remaining Era business. The results of operations for each business are reported in discontinued operations for all periods presented and are shown in aggregate below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenue	$11,243	$12,292	$32,931	$40,345
Operating costs and expenses
Cost of services	7,440	9,418	21,112	27,978
Selling, general and administrative	8,033	6,580	23,126	26,134
Depreciation and amortization	827	969	2,502	3,166
Impairment of goodwill and other long-lived assets	30,227	61,315	30,227	61,315
Settlement of claims against Era sellers	-	(3,361)	-	(3,361)

Operating loss	(35,284)	(62,629)	(44,036)	(74,887)
Gain on sale of Era AOS	443	-	1,293	-
Interest expense, net	(50)	(16)	(103)	(65)

Loss from discontinued operations before income taxes	(34,891)	(62,645)	(42,846)	(74,952)
Provision for income taxes	2,446	2,348	4,462	7,083

Loss from discontinued operations, net of tax	$(32,445)	$(60,297)	$(38,384)	$(67,869)

For further discussion of the discontinued operations see Note 3 to our condensed consolidated financial statements in Part I of this Form 10-Q.

SEASONALITY

Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. The timing of contract awards, the availability of funding from the customer and the incurrence of contract costs are the primary drivers of our revenue recognition and may all be affected by the government’s fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year because our employees usually take relatively more leave for vacations and holidays, which leads to lower revenue and profitability in those quarters. Additionally, we give annual raises to our employees at the beginning of our first quarter, however, the billing rates on our time-and-materials contracts typically escalate gradually, causing the profitability on these contracts to decline in the first quarter, but increase over the course of our fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of March 31, 2011 was $257.0 million compared to $258.4 million as of June 30, 2010. As of March 31, 2011, our total cash balances were $104 million and we had no outstanding debt.

Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of our vendor payments.

Cash Flow

The following table summarizes cash flow information for the periods presented (in thousands):

	Nine months ended March 31,
	2011	2010
Net cash provided by operating activities of continuing operations	$114,900	$41,363
Net cash used in operating activities of discontinued operations	(4,980)	(3,465)
Net cash (used in) provided by investing activities	(110,417)	305
Net cash provided by (used in) financing activities	5,942	(72,102)
Effect of exchange rate changes on cash and cash equivalents	432	(296)

Net increase (decrease) in cash and cash equivalents	$5,877	$(34,195)

Cash provided by operating activities increased in the first nine months of fiscal 2011 primarily due to improvements in billing and collections, the timing of vendor payments and lower net tax payments due to the Internal Revenue Service approval of a tax accounting method change allowing for the deferral of revenue recognition for tax purposes related to certain types of unbilled receivables.

The increase in cash used for investing activities was primarily related to capital expenditures and the acquisitions of Sentech in July 2010 and Platinum in November 2010. In the first nine months of fiscal 2011, we collected $15.0 million for repayment of the total outstanding balance of the notes related to the sale of Futures and received $6.4 million from the sale of Era AOS. Investing activities in the first nine months of fiscal 2010 were primarily for capital expenditures and the acquisition of Perrin Quarles Associates, Inc. (PQA), offset by $12.5 million received from the settlement related to the Era acquisition and the collection of $5.3 million of the outstanding balance of the notes related to the sale of Futures.

Cash provided by financing activities in the first nine months of fiscal 2011 included proceeds from the exercise of stock options and our employee stock purchase plan, offset by payments to repurchase shares of common stock from employees upon the vesting of stock-based awards to cover the statutory tax withholding. The cash used in financing activities during the first nine months of fiscal 2010 resulted primarily from the net repayment of $75 million on our credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, other than operating leases, we had no material off-balance sheet arrangements, such as guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholders’ equity on the consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services.

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

If any of these estimates or judgments proves to be inaccurate, our results could be materially affected in the future. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2011. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 12, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk exposure during the three months ended March 31, 2011. For a discussion of our market risk as of June 30, 2010, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 12, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

Other than as set forth below, there have been no material changes from the risk factors faced by our business from those included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 12, 2010.

There are risks and uncertainties associated with our proposed merger with an affiliate of Providence Equity Partners L.L.C.

On March 31, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sterling Parent, Inc. (“Parent”) and Sterling Merger Inc. (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Providence Equity Partners L.L.C. (“Providence”). There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of a variety of factors, including but not limited to the failure to satisfy one or more of the closing conditions set forth in the Merger Agreement or Parent and Merger Sub’s failure to obtain sufficient financing to complete the Merger. In addition, lawsuits have been filed, and additional lawsuits may be filed, against us and our directors in connection with the Merger that, among other things, seek to enjoin the consummation of the Merger. If the plaintiffs in any such lawsuit are successful in obtaining injunctive or other relief restraining, enjoining or otherwise prohibiting the consummation of the Merger, such injunctive or other relief could prevent the Merger from being consummated. In addition, there can be no assurance that the requisite stockholder or regulatory approvals required by the Merger Agreement will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger Agreement.

If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares pursuant to the Merger Agreement, and the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated. Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing business opportunities that may arise prior to the closing of the Merger. Any delay in closing or failure to close the Merger could have an adverse effect on our operating results and business generally, our business relationships, including with our customers and employees, and our ability to pursue alternative strategic transactions or implement alternative business plans.

Our business could be adversely affected as a result of uncertainty related to the Merger.

The announcement and pendency of the Merger could cause disruptions to our business relationships and business generally, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•

customers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, substantial costs, expenses and fees related to the Merger, such as legal, accounting and financial advisory fees and the costs of defending against lawsuits filed against us and our directors in connection with the Merger, and many of these costs, expenses and fees must be paid regardless of whether the Merger is completed. In addition, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee of up to $47 million. If the Merger is not consummated due to a breach of the Merger Agreement by Parent or Merger Sub, our remedy may be limited to receipt of a termination fee of $112.9 million, and if the merger is not consummated under certain circumstances, we are not entitled to receive any such termination fee.

Our largest customer, the U.S. federal government, accounts for the vast majority of our revenue and earnings. Inherent in the government contracting process are unique risks which may materially and adversely affect our business and profitability.

Revenue from services provided as a prime contractor or subcontractor on engagements with federal government clients accounted for more than 90% of our revenue in all periods presented. If a key federal government agency or department terminates their relationship with us for any reason, we may not be able to replace or supplement such lost revenue with other federal government agencies or other customers, and our results of operations and financial condition could be materially adversely affected. This customer relationship involves certain unique risks, including:

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

•

Federal government contracts generally are not fully funded at inception. These contracts typically span one or more base years and multiple option years. Congress often appropriates funds for these contracts for only one year at a time. The government generally has the right to reduce or modify contracts or subcontracts, or decline to exercise an option to renew a multi-year contract.

•

We cannot guarantee that our estimated contract backlog will result in actual revenue. There is a higher degree of risk in this regard with respect to unfunded backlog. As of March 31, 2011, our estimated contract backlog totaled approximately $4.5 billion, of which approximately $0.8 billion was funded. As of March 31, 2011, we expect to recognize approximately 22% of our backlog as revenue over the next twelve months. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early; or an option that we had assumed would be exercised is not exercised.

•

Federal government contracts generally allow the government to terminate a contract, with short notice, for convenience, as well as for default in the event we fail to meet contractual obligations. If a government client terminates one of our contracts for convenience, we would generally be able to recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination for default could expose us to liability for the client’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts.

•

The federal government may change its procurement practices or adopt new contracting laws, rules or regulations, including cost accounting standards. For example, it could change its preference for procurement methods and/or contract type in a manner that is unfavorable to technology support contractors generally. Any such change could potentially place greater pressure on our profit margins, and could materially harm our operating results. Additionally, aspects of the federal government’s procurement system, such as the number of acquisition personnel available to support the workload imposed by new federal procurement regulations and an increasing number of protests, could exacerbate delays in the procurement decision-making process, thus delaying our ability to generate revenues from proposals and awards. If and to the extent such changes occur, they could impact our results of operations and liquidity, and could affect whether and how we pursue certain opportunities and the terms under which we are able to do so.

Our business could be negatively impacted by security threats and other disruptions.

Like others in our industry, we continue to face advanced and persistent attacks on our information infrastructure. These may include sophisticated malware introduced through, amongst other methods, phishing emails. When activated, typically by an unknowing recipient, these malware may attempt to surreptitiously capture data input or run malicious software enabling, for example, remote control and possible data exfiltration. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Persistent information infrastructure threats require significant management attention and resources, and potentially can disrupt our business and may expose sensitive personally identifiable and other critical information of our customers, their employees or our own employees, and other parties with whom we conduct business. Any failure to comply with our network security and data privacy legal and contractual obligations may result in legal actions, contract terminations and payment of damages to impacted parties, require increased expenditures for information infrastructure security and monitoring, and damage our reputation among our customers and the public, possibly resulting in a material increase in our costs and/or reduction in our revenues.

Our failure to comply with complex laws and regulations could cause us to be found liable and subject us to a variety of penalties.

We must comply with laws and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and may impose added costs on our business. These laws and regulations are related to procurement integrity, disclosure of cost and pricing data, allowability of costs, national security, and employment practices. These requirements impact our compliance costs and overall performance. Failure to comply with any of these regulations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government. Among the most significant of these regulations are:

•	the Federal Acquisition Regulation (FAR) and supplements, which regulate the formation, administration and performance of U.S. Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•	the False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and

•	U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts.

Our employees might engage in misconduct or other improper activities, which could harm our business. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. The precautions we take to prevent and detect employee misconduct may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

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

The potential for limitations on future contracting associated with a perceived organizational conflict of interest could cause us to divest existing business in order to mitigate a perceived or actual conflict. We may be forced to divest an existing business in an effort to ensure that we are able to perform on other work at a time when market conditions are not favorable to a divestiture. Similarly, if we hire former government personnel, or engage with other contractors or consultants who may have had unequal access to information related to a particular procurement, the government may determine that the conflict creates an unfair competitive advantage and we may be deemed ineligible for certain contracts.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

As a government contractor, we are subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA) and the Inspectors General for various agencies with which we contract in the ordinary course of business. These agencies review a contractor’s performance under its contracts, cost structure, pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards, including U.S. Government Cost Accounting Standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, cost accounting, labor, billing, compensation, other management information systems and indirect rates and pricing practices. DCAA issued guidance in late 2008 and provided clarification to existing guidance with respect to its audits of government contractors. As a result, DCAA has placed a greater emphasis on audits of accounting, estimating, billing, and other management internal control systems. With greater scrutiny on our and other government contractors’ systems, the number of alleged deficiencies reported by DCAA has increased.

Our failure to obtain an “adequate” determination for these or any of our systems could adversely affect our business, including our ability to invoice and receive timely and complete payments on contracts. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

All significant incurred cost submission audits by the DCAA have been completed through fiscal year 2006. DCAA’s increased emphasis on system audits is likely to delay the completion of incurred cost audits, and DCAA’s more aggressive interpretations could result in a higher percentage of questioned costs than in the past. Any costs found to be improperly allocated to a specific contract or not properly supported with sufficient documentation will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, unilateral reductions of our fees, suspension of payments, fines and suspension or prohibition from doing business with U.S. federal government agencies. We do not know the outcome of any ongoing or future audits or reviews and if future adjustments exceed our estimates, our profitability would be adversely affected.

Our international operations are subject to a number of risks that could significantly reduce our profits and revenues or subject us to criminal and civil enforcement actions.

We provide products and services to international entities and foreign governments through Era Systems Corporation and SRA Global Clinical Development, LLC, which we plan to divest. We also provide services to U.S. government customers located in foreign countries, which was less than 1% of our revenue in all periods presented. Our international operations are subject to a variety of risks, including:

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

If we fail to estimate costs accurately and we fail to effectively perform our contractual obligations, our reputation, our ability to obtain future business, and our revenue and operating results could suffer.

Our contracts are typically awarded through a competitive bidding process. We may lose money on some contracts if, in the bidding process, we underestimate the resources we need to perform under the contract. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be adversely affected.

Our fixed-price contracts involve greater financial risk due to the potential for cost overruns. Under fixed-priced contracts, we receive a fixed price irrespective of the actual costs we incur. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Failure to timely meet contractual requirements under fixed-price contracts may result in additional costs to satisfy obligations to our customers, reductions in profit, payment of damages or penalties, or termination of the contract.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We generally encounter intense competition to win federal government contracts. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, the ability to provide a broader range of services without creating conflicts of interest or intra-organizational conflicts of interest, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, joint ventures and teaming agreements to increase their ability to address client needs. Increased competition in the industry may cause some of the services we provide to become “commoditized” and more competitively priced, causing downward pressure on profit margins.

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. Competitive bidding presents a number of risks, including:

•	Spending substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability;

•

Many federal government contract award decisions are subject to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract; and

•	Changes in policy and goals by the government providing set-aside funds to small business, disadvantaged businesses and other socio-economic requirements in the allocation of contracts.

We often depend on other companies to deliver our products and services.

We often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. Subcontractor costs represented approximately 25% of our total cost of services in all periods presented. If our subcontractors fail to deliver their services or products on time, or violate government contracting policies, laws or regulations, our ability to complete our contracts or meet our customers’ expectations as a prime contractor may be adversely affected which may have a material and adverse impact on our revenue and profitability. If we are the prime contractor and our subcontractors fail to perform as agreed, we may be liable to our customers for penalties, lost profits and additional costs to satisfy our contractual obligations. These penalties or payments for lost profits may have a material and adverse effect on our profitability and could have a negative impact on our reputation and ability to procure other government contracts in the future.

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

Part of our growth strategy includes pursing acquisitions of small or large companies. Identification and valuation of acquisition targets and closing complicated transactions involve significant risks to our business. In pricing acquisitions, we may make overly optimistic assumptions of future business growth. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential liabilities of a particular acquisition. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions. Additionally, these transactions often require substantial management resources and may divert our attention away from day-to-day operations.

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

We have very limited ability to protect our intellectual property, which is important to our success. Our failure to adequately protect our proprietary information and intellectual property rights could adversely affect our competitive position. In conducting our business, we may infringe the rights of others.

We rely principally on trade secrets to protect much of our intellectual property where patent protection is not feasible and/or copyright protection is not appropriate. However, trade secrets are difficult to protect. Confidentiality agreements may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected. We have a limited patent intellectual property portfolio in the United States and Europe and in some cases our intellectual property rights may be limited to only the United States and certain other jurisdictions. In the course of conducting our business, we might inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. The expense of defending these claims may adversely affect our financial results.

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

Federal government contracts account for a substantial portion of our revenue and earnings. A delay by Congress in raising the federal government’s debt ceiling may affect our business and profitability.

Since 1917, the federal government’s debt ceiling, or the amount of debt the federal government is permitted to borrow, has been limited by statute and can only be raised by an act of Congress. According to the Department of the Treasury, the federal government is nearing its $14.3 trillion debt ceiling. If Congress does not act to raise the debt ceiling, federal government spending will be subject to reduction, suspension or cancellation. Because revenue from services provided for the federal government represents more than 95% of our total revenue, failure to raise the debt ceiling could affect our business and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
Pursuant to share repurchase program (a)
January 1, 2011 to January 31, 2011	-	$-	-	$84.6
February 1, 2011 to February 28, 2011	-	-	-	84.6
March 1, 2011 to March 31, 2011	-	-	-	84.6

Shares delivered or withheld pursuant to restricted stock vesting (b)
January 1, 2011 to January 31, 2011	-	$-	-	$-
February 1, 2011 to February 28, 2011	4,591	27.68	-	-
March 1, 2011 to March 31, 2011	-	-	-	-

(a)	On July 31, 2008, the Board of Directors authorized the repurchase of up to $100 million of our class A common stock.
(b)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 31, 2011, by and among the Company, Sterling Parent Inc., and Sterling Merger Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2011, and incorporated herein by reference.

10.1^	Form of Senior Executive Retention Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2011, and incorporated herein by reference.

10.2^	Amendment No. 1 to the Employment Agreement, dated March 23, 2011, by and between the Company and Richard Nadeau. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2011, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101*	Interactive Data File (filed herewith)

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.
^	Management compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 10th day of May, 2011.

SRA INTERNATIONAL, INC.

By:	/S/ STANTON D. SLOANE
Stanton D. Sloane President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)