Form 10-Q
period 2012-03-31
SRA INTERNATIONAL, INC.; Constella Group, LLC; Platinum Solutions, Inc.; Touchstone Consulting Group, Inc.; Sentech, Inc.
filed 2012-05-15
CIK 906192, 1542706, 1542707, 1542708, 1542774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31334

SRA International, Inc.

(Exact name of Registrant as Specified in its Charter)

Virginia	54-1013306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4300 Fair Lakes Court, Fairfax, Virginia	22033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 803-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated  filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of April 30, 2012, there were 1,000 shares outstanding of the registrant’s class A common stock.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS AND PERIOD ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2012 and June 30, 2011	1

	Condensed Consolidated Statements of Operations (Unaudited) – Three months ended March 31, 2012 and from July 21, 2011 through March 31, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the three and nine months ended March 31, 2011 for the Predecessor	3

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Three months ended March 31, 2012 and from July 21, 2011 through March 31, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the three and nine months ended March 31, 2011 for the Predecessor	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Period from July 21, 2011 through March 31, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the nine months ended March 31, 2011 for the Predecessor	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Overview	19

	The Transaction	19

	Presentation	19

	Forward-Looking Statements	20

	Non-GAAP Financial Measures	21

	Business Environment and Outlook	21

	Discontinued Operations	22

	Key Metrics	22

	Seasonality	25

	Summary of Financial Results	25

	Items Affecting the Comparability of Our Operating Results	26

	Results of Operations	28

	Liquidity and Capital Resources	31

	Off-Balance Sheet Arrangements	33

	Description of Critical Accounting Policies and Estimates	33

	Recent Accounting Pronouncements	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

Signatures		38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	Predecessor	Successor
	June 30,	March 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$171,758	$3,825
Restricted cash	-	4,356
Accounts receivable, net	339,147	317,654
Prepaid expenses and other	59,462	24,207
Deferred income taxes	-	20,192
Current assets of discontinued operations	17,124	94
Total current assets	587,491	370,328
Property and equipment, net	31,148	28,962
Goodwill	481,194	1,061,665
Trade names	-	202,100
Identified intangibles, net	40,012	427,337
Deferred compensation trust	8,805	-
Other long-term assets	1,922	47,903
Long-term assets of discontinued operations	7,719	-
Total assets	$1,158,291	$2,138,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

(in thousands, except share and per share amounts)

	Predecessor	Successor
	June 30,	March 31,
	2011	2012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$108,995	$114,721
Accrued payroll and employee benefits	110,187	106,925
Billings in excess of revenue recognized	11,968	9,476
Deferred income taxes	25,799	-
Current liabilities of discontinued operations	14,536	209
Total current liabilities	271,485	231,331
Long-term debt, less current portion	-	1,182,153
Deferred compensation liability	8,805	-
Deferred income taxes	11,114	220,089
Other long-term liabilities	5,787	20,404
Long-term liabilities of discontinued operations	57	-
Total liabilities	297,248	1,653,977
Commitments and contingencies
Stockholders' equity:
Predecessor:
Preferred stock, par value $0.20 per share; 5,000 shares authorized; none issued	-	-

Class A common stock, par value $0.004 per share; 180,000 shares authorized; 49,450 shares issued as of June 30, 2011; 46,098 shares outstanding as of June 30, 2011	198	-

Class B common stock, par value $0.004 per share; 55,000 shares authorized; 11,703 shares issued and outstanding as of June 30, 2011	47	-
Successor:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and oustanding as of March 31, 2012	-	-
Additional paid-in capital	385,770	515,617
Treasury stock, at cost	(65,640)	-
Accumulated other comprehensive loss, net of tax	(2,965)	(9,829)
Retained earnings (accumulated deficit)	543,633	(21,470)
Total stockholders' equity	861,043	484,318
Total liabilities and stockholders' equity	$1,158,291	$2,138,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Predecessor	Successor	Predecessor		Successor
	Three months ended March 31, 2011	Three months ended March 31, 2012	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012

Revenue	$437,278	$397,194	$1,275,700	$99,308	$1,152,958
Operating costs and expenses:
Cost of services	326,684	295,882	959,108	78,550	872,129
Selling, general and administrative	61,548	56,556	185,906	13,721	153,145
Depreciation and amortization of property and equipment	3,982	3,761	11,653	837	10,512
Amortization of intangible assets	2,312	24,199	6,237	442	67,353
Transaction costs	3,944	96	4,458	68,069	324
Total operating costs and expenses	398,470	380,494	1,167,362	161,619	1,103,463
Operating income (loss)	38,808	16,700	108,338	(62,311)	49,495
Interest expense	(137)	(26,835)	(453)	(19)	(75,782)
Interest income	68	35	663	13	94
Income (loss) from continuing operations before income taxes	38,739	(10,100)	108,548	(62,317)	(26,193)
Provision for (benefit from) income taxes	13,381	(3,772)	39,982	(18,462)	(9,450)
Income (loss) from continuing operations	25,358	(6,328)	68,566	(43,855)	(16,743)
Loss from discontinued operations, net of tax	(32,445)	(302)	(38,384)	(1,126)	(4,727)
Net (loss) income	$(7,087)	$(6,630)	$30,182	$(44,981)	$(21,470)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Predecessor	Successor	Predecessor		Successor
	Three months ended March 31, 2011	Three months ended March 31, 2012	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012

Net (loss) income	$(7,087)	$(6,630)	$30,182	$(44,981)	$(21,470)
Unrealized gain (loss) on foreign currency translation	646	-	809	(380)	954
Realized loss (gain) on cumulative foreign currency translation	-	4	-	-	(954)
Unrealized loss on interest rate swaps, net of tax	-	(1,443)	-	-	(9,829)
Comprehensive (loss) income	$(6,441)	$(8,069)	$30,991	$(45,361)	$(31,299)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Predecessor		Successor
	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012
Cash flows from operating activities:
Net income (loss)	$30,182	$(44,981)	$(21,470)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	12,887	940	11,800
Amortization of intangible assets	6,237	442	67,353
Stock-based compensation	7,770	20,820	605
Deferred income taxes	56,827	(19,058)	(24,533)
Amortization of original issue discount and debt issuance costs	-	-	5,255
Loss realized from forward exchange contracts	4,013	-	94
Impairment of goodwill and other assets	30,227	-	-
Gain on sale of Era Airport Operations Solutions	(1,293)	-	-
Other noncash items	2,502	-	3,458
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	(13,145)	(294)	21,523
Prepaid expenses and other	(28,355)	23,728	9,527
Accounts payable and accrued expenses	17,282	50,670	(51,731)
Accrued payroll and employee benefits	(21,210)	14,814	(18,076)
Billings in excess of revenue recognized	(164)	(1,220)	(1,272)
Other	6,160	(2,725)	(5,616)
Net cash provided by (used in) operating activities	109,920	43,136	(3,083)

Cash flows from investing activities:
Capital expenditures	(15,533)	(1,876)	(8,487)
Acquisition by Providence	-	-	(1,738,789)
Acquisitions, net of cash acquired	(112,314)	-	-
Proceeds from the sale of Era businesses	6,443	-	13,322
Collections on note receivable	15,000	-	-
Payments for forward exchange contracts	(4,013)	-	(94)
Net cash used in investing activities	(110,417)	(1,876)	(1,734,048)

Cash flows from financing activities:
Proceeds from the exercise of options	4,795	165	-
Proceeds from employee stock purchase plan	1,103	404	-
Excess tax benefits of stock option exercises	882	-	14,337
Purchase of treasury stock	(1,251)	(64)	-
Reissuance of treasury stock	413	-	-
Proceeds from borrowings for the Transaction	-	-	1,266,250
Investment by Providence	-	-	394,000
Payment of debt issuance costs	-	-	(49,985)
Repayments of debt	-	-	(85,000)
Partial payment on note due to Parent	-	-	(12,000)
Net cash provided by financing activities	5,942	505	1,527,602

Effect of exchange rate changes on cash and cash equivalents	432	22	(191)

Net increase (decrease) in cash and cash equivalents	5,877	41,787	(209,720)
Cash and cash equivalents, beginning of period	98,113	171,758	213,545
Cash and cash equivalents, end of period	$103,990	$213,545	$3,825

Supplementary Cash Flow Information
Cash paid for interest	256	19	70,786
Cash paid (refunds received) for income taxes	18,389	(23,067)	(4,782)
Non-cash equity rollover investment	-	-	121,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SRA International, Inc., a Delaware corporation, or SRA or the Company, was acquired on July 20, 2011 by private equity investment funds, or the PEP Funds, sponsored by Providence Equity Partners L.L.C., or Providence, collectively referred to as the Transaction. SRA is a wholly-owned subsidiary of Sterling Parent Inc., or Sterling Parent, which is wholly-owned by Sterling Holdco Inc., or Sterling Holdco, or collectively, the Parent. The Parent was formed by the PEP Funds for the purpose of the Transaction.

In February 2012, as part of a corporate reorganization following the Transaction, Systems Research and Applications Corporation, or SRAC, a Virginia corporation, merged with SRA International, Inc. Prior to the merger, SRAC was the operating company and a wholly-owned subsidiary of SRA International, Inc. Upon consummation of the merger, SRAC changed its name to SRA International, Inc.

SRA continued as the same legal entity after the Transaction. Due to the change in control on July 20, 2011, the Company’s assets and liabilities were recorded at their estimated fair values. The accompanying condensed consolidated financial statements are presented as Predecessor or Successor, to indicate whether they relate to the period preceding the Transaction or the period succeeding the Transaction, respectively.

The accompanying unaudited condensed consolidated financial statements include the accounts of SRA International, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Certain information and note disclosures normally included in the annual financial statements, which are also prepared in accordance with GAAP, have been omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2011 included in Amendment No. 1 to the Company’s Registration Statment on Form S-4 filed with the Securities and Exchange Commission on May 10, 2012.

Nature of Business

SRA provides technology and strategic consulting services and solutions primarily to U.S. government clients. The Company provides services, systems, and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. The Company has a balanced portfolio of clients and is organized into four business groups: Civil, Defense, Health, and Intelligence, Homeland Security and Special Operations.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, the Chief Executive Officer, in allocating resources and in assessing performance. Due to the similarities in the types of customers, services and overall economic characteristics of the Company’s four groups, the Company aggregates all of its operations into one reportable segment.

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. The Company considers individual agencies separate customers. During the three months ended March 31, 2012, these contracts represented 98% of the Company’s revenue. During the three and nine months ended March 31, 2011, these contracts represented 98% and 97% of the Company’s revenue, respectively. No customer accounted for 10% or more of the Company’s revenue for any of the periods presented.

Fair Value Measurements

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

The Company’s financial instruments include cash, trade and note receivables, equity investments, vendor payables and debt, as well as derivative financial instruments to manage risk related to its debt. As of March 31, 2012 and June 30, 2011, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. See Note 3 for a discussion of the fair value of the Company’s promissory note and equity interest in KoolSpan, Inc. See Note 7 for a discussion of the fair value of the Company’s debt. See Note 8 for a discussion of the fair value of the Company’s derivative financial instruments.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board during the period ended March 31, 2012 and through the filing date, did not or are not believed by management to have a material impact on the Company’s present or historical condensed consolidated financial statements.

2. Acquisition by Affiliates of Providence Equity Partners L.L.C.:

As discussed in Note 1, the Transaction was completed on July 20, 2011. The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from issuance of 11% senior notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of the Predecessor and the Chairman of the Board of the Successor, rolled over equity in the Predecessor of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. The Company expects to pay $17 million for this note, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. During the second quarter of fiscal 2012, $12 million of this note was paid. The Company entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or Revolver and together with the Term Loan B Facility, the Senior Secured Credit Facilities. Additionally, the Company issued $400 million aggregate principal amount of 11% senior notes due October 1, 2019, or Senior Notes. See Note 7 for a description of the Company’s indebtedness.

The sources and uses of consideration in connection with the Transaction are summarized below (in thousands):

Sources:
Providence equity investment	$394,000
Rollover equity contributions - non-cash (a)	121,012
Estimated value of discontinued operations	17,000
Term loan facility, net of original issue discount of $8,750 and fees of $34,086	832,164
Senior notes payable, net of fees of $10,000	390,000
SRA's cash on hand	122,625
Total sources	$1,876,801

Uses:
Cash payments to stockholders	$1,738,789
Converted share and option consideration (a)	121,012
Estimated payment to Dr. Ernst Volgenau	17,000
Total uses	$1,876,801

(a) Primarily consists of $120 million non-cash equity contribution made by Dr. Volgenau, the Company’s founder, using his shares of the Predecessor at the Transaction price of $31.25 per share. These shares were exchanged for equity securities in the Parent.

Preliminary Purchase Price Allocation

The equity investments made in the Parent at the date of the Transaction have been pushed down to the Company. The total consideration was allocated to net tangible and identifiable intangible assets based on their estimated fair values as of July 20, 2011. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded to goodwill. In its determination of estimated fair values, the Company considered, among other factors, its intention for future use of acquired assets, analysis of historical financial performance, and estimates of future performance of contracts. The purchase price allocation is preliminary and subject to change within the measurement period, which is expected to end on or before June 30, 2012. The Company may obtain additional information about pre-acquisition contingencies in the next several months and will make adjustments, if appropriate, to the purchase price allocation during the measurement period.

The preliminary purchase price allocation is as follows (in thousands):

Current assets	$614,100
Property and equipment	34,212
Deferred compensation trust	8,712
Long-term assets	7,899
Trade names (indefinite-lived intangible asset)	202,100
Definite-lived intangible assets	494,690
Goodwill	1,061,665
Current liabilities	(309,814)
Deferred income tax liability	(222,735)
Deferred compensation liability	(8,712)
Other long-term liabilities	(5,316)
Total purchase price	$1,876,801

Definite-lived intangible assets consisted of the following (in thousands):

Type	Useful Life	Fair Value

Customer relationships	20 years	$279,400
Order backlog and developed technology	4 years	215,290
Total definite-lived intangible assets		$494,690

The SRA and SRA International trade names have an indefinite life and are not subject to amortization. The trade names, along with goodwill, will be reviewed at least annually for impairment during the fourth quarter as of April 1 each year.

Amortization is calculated on an accelerated basis based on the expected benefits of the assets. Based on preliminary valuation data and amounts recorded as of March 31, 2012, total estimated amortization of all acquisition-related intangible assets for each of the fiscal years ending June 30, 2012 through 2016 and thereafter is as follows (in thousands):

Fiscal Year Ending June 30, 2012 (from date of Transaction)	$91,551
2013	86,309
2014	70,469
2015	55,737
2016	36,216
Thereafter	154,408
Total	$494,690

The Transaction did not result in a new tax basis of assets and liabilities. Approximately $300 million of goodwill and $57 million of intangible assets related to certain acquisitions by SRA during the Predecessor period will continue to be deductible for income tax purposes over the remaining amortization period through fiscal 2025.

Identified intangible assets of the Predecessor included $39.3 million of customer relationships and $0.7 million of technology and other assets as of June 30, 2011. These intangible assets were replaced with the identified intangible assets of the Successor.

Pro Forma Financial Information

The following unaudited pro forma results of operations have been derived from the Company’s historical financial statements, adjusted to give pro forma effect as if the Transaction had occurred on July 1, 2010. The unaudited pro forma results of operations include adjustments directly attributable to the Transaction that are expected to have a continuing impact on the Company, including incremental amortization of identified intangible assets, transaction costs, estimated interest expense and amortization of debt issuance costs related to the debt incurred in connection with the Transaction and the related tax effect of these adjustments. The pro forma results of operations are for informational purposes only and do not purport to represent our results of operations had the Transaction actually occurred as of July 1, 2010 or of the results that we would have achieved after the Transaction, nor does such information purport to project the result of operations for any future period.

		As reported			As reported
	Predecessor	Successor	Predecessor		Successor
(in thousands)	Three months ended March 31, 2011	Three months ended March 31, 2012	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012

Revenue	$437,278	$397,194	$1,275,700	$99,308	$1,152,958
Operating income	20,865	16,700	46,407	1,784	49,495
Net loss from continuing operations	(3,155)	(6,328)	(20,907)	(2,240)	(16,743)

Transaction Costs

The Company incurred costs in connection with the Transaction of $3.9 million and $4.5 million for the three and nine months ended March 31, 2011, respectively. In the period from July 1, 2011 through July 20, 2011, the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012, the Company recorded approximately $68.1 million, $0.1 million and $0.3 million, respectively, of accounting, investment banking, legal, stock compensation and other costs associated with the Transaction.

3. Discontinued Operations/Divestitures:

The Company’s discontinued operations consist of Era Systems LLC and Global Clinical Development.

Era Systems LLC (formerly Era Systems Corporation)

The Company acquired Era in July of 2008 for the advanced surveillance technologies and flight tracking solutions that it provided to air traffic management, airport operations, military and security markets. Given declining revenues and forecasted results from its military customers in the international aviation market, the Company recorded impairments of certain long-lived assets of Era in fiscal 2010. The Company sold the Airport Operations Solutions, or AOS, component of the Era business in the second quarter of fiscal 2011.  In fiscal 2011, the Company wrote off the remaining $28.6 million of goodwill, recorded a $15.3 million impairment charge related to certain long-lived assets, and established a $17.0 million allowance to further write down the business to its estimated fair value. In the period ended December 31, 2011, the Company reduced the valuation allowance to $10.0 million. The Company recorded $4.5 million of this reduction as an adjustment to Era’s fair value in the purchase price allocation. The remaining $2.5 million reduction is included in Era’s results of operations in the period July 21, 2011 to September 30, 2011 as an offset to the loss from discontinued operations.

On November 21, 2011, the Company sold the foreign air traffic management and military and security component of its Era business for approximately $13.3 million in cash. The Company incurred $2.8 million of costs to dispose of the business, including severance. As the carrying value of Era was adjusted to the fair value less costs to sell in purchase accounting, the transaction did not result in any gain or loss on sale. While the purchase price is not subject to adjustment based on a final net working capital calculation, the Company agreed to certain customary indemnification obligations subject to limitations.

The results of operations for the Era business are included in discontinued operations for all periods presented.  For the three and nine months ended March 31, 2011, the three months ended March 31, 2012, the period from July 1, 2011 through July 20, 2011, and the period from July 21, 2011 through March 31, 2012, Era contributed net losses of $31.1 million, $37.3 million, $0.2 million, $1.3 million and $4.6 million, respectively. As of March 31, 2012, less than $0.1 million of net assets remaining related to Era. All remaining operations for this business have been shut down.

Global Clinical Development

On September 30, 2011, the Company sold its contract research organization, GCD, to Aptiv Solutions, Inc. for less than $0.1 million, after all transaction costs. The purchase price is subject to adjustment based on a determination of the final net working capital on the date of the sale. The Company expects to resolve the net working capital adjustment during fiscal 2012. This transaction did not result in any gain or loss on sale as the carrying value of GCD was adjusted to the fair value less costs to sell in the purchase price allocation.

The results of operations for the GCD business are included in discontinued operations for all periods presented. For the three and nine months ended March 31, 2011, the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012, GCD contributed net losses of $1.3 million, $1.1 million, $0.1 million and $0.1 million, respectively. For the period from July 1, 2011 through July 20, 2011 GCD contributed net income of $0.2 million. As of March 31, 2012, approximately $0.1 million of net liabilities remained related to GCD.

Results of Operations

The results of operations of all discontinued operations for the periods presented were as follows (in thousands):

	Predecessor	Successor
	Three months ended March 31, 2011	Three months ended March 31, 2012

Revenue	$11,243	$-
Operating costs and expenses
Cost of services	7,438	-
Selling, general and administrative	8,035	512
Depreciation and amortization	826	-
Impairment of goodwill and other long-lived assets	30,227	-
Gain on sale of Era Airport Operations Solutions (AOS)	(442)	-
Operating loss	(34,841)	(512)
Interest (expense) income, net	(53)	14
Loss from discontinued operations before income taxes	(34,894)	(498)
Benefit from income taxes	(2,449)	(196)
Loss from discontinued operations, net of tax	$(32,445)	$(302)

	Predecessor		Successor
	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012

Revenue	$32,931	$2,062	$6,694
Operating costs and expenses
Cost of services	21,112	1,255	4,819
Selling, general and administrative	23,126	1,591	9,381
Depreciation and amortization	2,502	-	-
Impairment of goodwill and other long-lived assets	30,227	-	-
Gain on sale of Era Airport Operations Solutions (AOS)	(1,293)	-	-
Change in valuation allowance	-	-	(2,500)
Operating loss	(42,743)	(784)	(5,006)
Interest expense, net	(103)	(6)	(3)
Loss from discontinued operations before income taxes	(42,846)	(790)	(5,009)
(Benefit from) provision for income taxes	(4,462)	336	(282)
Loss from discontinued operations, net of tax	$(38,384)	$(1,126)	$(4,727)

Balance Sheet

The assets and liabilities of discontinued operations for the periods presented were as follows (in thousands):

	Predecessor	Successor
	June 30,	March 31,
	2011	2012

Accounts receivable, net	$20,559	$-
Inventories, net	9,222	-
Prepaid expenses and other	2,885	94
Deferred income taxes	1,458	-
Allowance for loss on disposition	(17,000)	-
Property and equipment, net	4,397	-
Other long-term assets	3,322	-
Total assets of discontinued operations	$24,843	$94

Accounts payable and accrued expenses	$6,216	$187
Accrued payroll and employee benefits	4,355	22
Billings in excess of revenue recognized	2,331	-
Deferred income taxes	1,634	-
Other long-term liabilities	57	-
Total liabilities of discontinued operations	$14,593	$209

Cash Flows

The cash flows of discontinued operations for the periods presented were as follows (in thousands):

	Predecessor		Successor
	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012

Net cash used in operating activities of discontinued operations	(4,980)	(436)	(6,543)
Net cash (used in) provided by investing activities of discontinued operations	(251)	(236)	13,197
Net cash used in financing activities of discontinued operations	-	-	-
Effect of exchange rate changes on cash and cash equivalents	432	22	(191)

Inventory

Included in current assets of discontinued operations as of June 30, 2011 is inventory related to Era’s production facilities in the Czech Republic, which was sold in the second quarter of fiscal 2012. Inventory consisted of the following (in thousands):

Raw materials	$3,245
Work in process	7,766
Total inventories	11,011
Allowance for obsolescence	(1,789)
Total inventories, net	$9,222

Inventories consisted of materials and labor, and were stated at the lower of average cost or market value. Cost of sales were determined using the first-in, first-out method. The value of the inventory was reduced for possible excess and obsolete inventory based on the Company’s estimates of future demand and market conditions.

One Vault Voice

As a part of the Company’s continued focus on delivering its core services to U.S. government clients, the Company divested its secure voice solution for smartphone devices, One Vault Voice, or OVV, to KoolSpan, Inc. The divesture closed on December 15, 2011 and the OVV technology was exchanged for a $2.8 million promissory note and a 7% equity interest in KoolSpan. The fair value of the promissory note and equity interest received was deemed to be zero. Income will be recognized if and when any amounts are received by the Company.

4. Stock-Based Compensation:

Successor

The Board of Directors adopted a stock incentive plan in February 2012 that authorizes the issuance of up to 58,169 shares of common stock of Sterling Holdco, Inc. in the form of options. Under this plan, key employees, nonemployee directors and consultants of the Company may be granted a combination of service and performance options. The performance options are considered market-based for accounting purposes. In February 2012, the Board of Directors approved the grant of 54,546 nonqualified stock options under the stock incentive plan.

The service options will vest in five equal installments on July 20 each year commencing on July 20, 2012, subject to the option holder’s continued employment or service with the Company. The performance options vest at the time of a change in control, if at all, based upon the cash return to the PEP Funds from its investment in the Company. The service and performance options generally expire ten years from the date of grant.

Assumptions

In calculating the compensation expense for options granted, the Company utilizes the Black-Scholes-Merton model to value the service options and the binomial lattice model to value the performance options. The weighted average assumptions used to calculate fair market value of the stock options in the models were as follows:

Successor
Three months ended March 31, 2012

Expected volatility	42.00%
Expected term (in years)	4.25
Risk-free interest rate	0.42%
Dividend yield	0.00%

The expected volatility is based upon the combination of the Company’s historical stock volatility as a public company before the announcement of the Transaction and the volatility of peer public companies’ stock prices over the expected term of the granted options. The expected term is estimated based on the probability of three exit event scenarios using the weighted-average outstanding time method. The risk-free rate is based on the average of the continuously compounded interest rates available on the 3-year and 5-year U.S. Treasury notes. The Company used a dividend yield percentage of zero.

Stock Option Activity

During the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012, 26,973 service options were granted with a weighted-average exercise price of $1,000 per share. The weighted-average fair value per service option granted, calculated based on the Black-Scholes-Merton model, was $340.93. There were no exercises, forfeitures or expirations during the same periods. Additionally, no service options were exercisable at March 31, 2012.

During the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012, 27,573 performance options were granted with a weighted-average exercise price of $1,000 per share. The weighted-average fair value per performance option granted, calculated based on the binomial lattice model, was $187.58. There were no exercises, forfeitures or expirations during the same periods. Additionally, no performance options were exercisable at March 31, 2012.

The Company recognized stock-based compensation expense related to the stock options of $0.6 million for the three months ended March 31, 2012 and for the period from July 21, 2011 through March 31, 2012. The tax benefit recognized for stock-based compensation cost was $0.2 million for the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012.

The total amount of unrecognized compensation expense related to unvested stock-based compensation arrangements was $10.8 million as of March 31, 2012 and is expected to be amortized over 4.5 years. The compensation expense will be recognized on a straight-line basis over the requisite service periods.

The intrinsic value of the shares under option at March 31, 2012 was zero since there is no excess between the estimated fair value of the Company’s stock on March 31, 2012 and the exercise price of the stock option; both are currently $1,000 per share.

Predecessor

The Predecessor maintained the SRA International, Inc. 2010 Incentive Plan, or the 2010 Plan, which provided for awards of cash, stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. Historically, the Company recognized the fair value of all stock-based awards granted to employees and directors in exchange for services as compensation expense on a straight line basis over the requisite service period which was typically four years. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Company recorded $0.6 million, $2.6 million, and $7.8 million of stock-based compensation expense in the Predecessor period ended July 20, 2011 and the three and nine months ended March 31, 2011, respectively. In addition, in the period ended July 20, 2011, the Company recorded a charge for stock compensation of approximately $20.2 million as a result of the acceleration of vesting of all options and restricted stock in connection with the Transaction.

5. Accounts Receivable:

Accounts receivable, net as of March 31, 2012 and June 30, 2011 consisted of the following (in thousands):

	Predecessor	Successor
	June 30,	March 31,
	2011	2012

Billed and billable, net of allowance of $601 and $716 as of June 30, 2011 and March 31, 2012, respectively	$316,814	$296,873
Unbilled:
Retainages	3,622	3,820
Revenue recorded in excess of milestone billings on fixed-price contracts	15,434	15,244
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	8,825	6,869
Allowance for unbillable amounts	(5,548)	(5,152)
Total unbilled	22,333	20,781
Total accounts receivable	$339,147	$317,654

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

Billings in excess of revenue totaled $9.5 million and $12.0 million at March 31, 2012 and June 30, 2011, respectively. Billings in excess of the revenue recognized are classified as a current liability in the condensed consolidated balance sheet.

6. Composition of Certain Financial Statement Captions:

Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	Predecessor	Successor
	June 30,	March 31,
	2011	2012
Prepaid expenses and other
Taxes and taxes receivable	$41,368	$11,833
Maintenance and software	11,811	1,679
Lease receivables from customers	1,152	-
Rent	162	2,900
Officer compensation	-	1,833
Other	4,969	5,962
Total prepaid expenses and other	$59,462	$24,207
Property and equipment
Leasehold improvements	$37,273	$16,033
Furniture, equipment and software	91,816	24,522
Total property and equipment	129,089	40,555
Less: Accumulated depreciation and amortization	(97,941)	(11,593)
Total property and equipment, net	$31,148	$28,962
Identified intangibles
Intangible assets	$88,268	$494,690
Less: Accumulated amortization	(48,256)	(67,353)
Total identified intangibles, net	$40,012	$427,337
Other long-term assets
Debt issuance costs, net	$-	$45,633
Lease receivables from customers	1,236	-
Other	686	2,270
Total other long-term assets	$1,922	$47,903
Accounts payable and accrued expenses
Vendor obligations	$105,504	$105,485
Accrued interest	-	63
Interest rate derivative liability	-	1,208
Other	3,491	7,965
Total accounts payable and accrued expenses	$108,995	$114,721
Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$41,605	$37,634
Accrued leave	58,489	60,761
Accrued fringe benefits	10,093	8,530
Total accrued payroll and employee benefits	$110,187	$106,925
Other long-term liabilities
Interest rate derivative liability	$-	$14,965
Deferred rent	4,919	4,692
Other	868	747
Total other long-term liabilities	$5,787	$20,404

7. Debt:

On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.

Debt consisted of the following (in thousands):

Successor
March 31,
2012
Secured Term Loan B Facility	$790,000
Less: Unamortized Discount	(7,847)
Secured Term Loan B Facility, net	782,153
Senior Notes due 2019 at 11%	400,000
Total debt	1,182,153
Current portion of long-term debt	-
Long-term debt	$1,182,153

Based on recent trading activity, the Company estimates that the total fair value of its non-publicly traded debt was approximately $1.2 billion as of March 31, 2012.

Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012, $1.6 million and $4.4 million, respectively, of costs were amortized and reflected in interest expense in the condensed consolidated statements of operations.

The senior secured credit facilities and the indenture governing the Senior Notes issued in connection with the Transaction limit the Company’s ability to incur additional indebtedness, pay dividends or make other distributions or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets.

The Company is required to meet a net senior secured leverage ratio covenant quarterly if any revolving loan, swingline loan or letter of credit is outstanding on the last day of the quarter. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company had no outstanding letters of credit or borrowings under its Revolver as of March 31, 2012.

Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company pays a per annum commitment fee on undrawn amounts under the revolving credit facility and customary administrative fees. Should the Company decide to reprice the senior secured credit facilities prior to July 20, 2012, it would incur a penalty equal to 1% of the outstanding balance as of the date of the repricing transaction. The senior secured credit facilities are guaranteed by the Company’s wholly-owned subsidiaries, excluding its discontinued Era and GCD businesses, and by Sterling Parent. The Term Loan B Facility matures in July 2018 and the Revolver matures in July 2016.

The Company is required to make quarterly installment payments of approximately $2.2 million commencing on December 31, 2011, with the remaining amount payable in July 2018. In addition, the Senior Secured Credit Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt.  Any required ECF payments are due on October 15 each year. During the period from July 21, 2011 to March 31, 2012, the Company repaid $85.0 million of its Term Loan B Facility. These repayments satisfied all of the Company’s required quarterly principal payments for the term of the loan and satisfied the Company’s required excess cash flow principal payments for fiscal 2012.

Due to the repayments, the Company accelerated a proportional amount of the amortization of the debt issuance costs and discount of less than $0.1 million and $0.1 million for the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012, respectively. The amortization of the debt issuance costs and discount are included in interest expense in the condensed consolidated statements of operations.

The $8.75 million Term Loan B Facility discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven year term of the loan. During the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012, $0.3 million and $0.9 million, respectively, of the discount was amortized and reflected in interest expense in the condensed consolidated statements of operations.

As of March 31, 2012, interest accrued at an average rate of 6.5% for the Term Loan B Facility. Interest payments of $27.6 million and $40.0 million were made in the three months ended March 31, 2012 and for the period from July 21, 2011 through March 31, 2012, respectively, including a $0.1 million and $0.3 million commitment fee for the same periods, respectively.

During the period from July 21, 2011 through March 31, 2012, the Company borrowed and subsequently repaid $30.0 million under its Revolver. There were no borrowings outstanding under the Revolver as of March 31, 2012.

Senior Notes due 2019

The Senior Notes due 2019 are guaranteed by all of the Company’s wholly-owned subsidiaries, excluding its discontinued Era and GCD businesses. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and have no independent assets or operations. Separate results of operations, balance sheet and cash flow information for the non-guarantor subsidiaries, Era and GCD, which were sold in fiscal 2012, are included in Note 3. There are no other businesses or operations included in discontinued operations.

Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at the option of the Company, at varying redemption prices that generally include premiums. In addition, until October 1, 2014, the Company may, at its option redeem up to 35% of the then outstanding aggregate principal amount of the Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 111% of the aggregate principal amount thereof.

As of March 31, 2012, interest accrued at an average rate of 11.0% for the Senior Notes. The Company paid $30.7 million of interest related to the Senior Notes in the three months ended March 31, 2012 and for the period from July 21, 2011 through March 31, 2012.

8. Derivative Instruments and Hedging Activities:

Hedge of Interest Rate Risk

Risk Management Objective of Using Derivatives

The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the period ended March 31, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2012, the Company had outstanding interest rate derivatives with an initial combined notional value of $725.0 million that were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives maintain a maximum notional value of $725.0 million until July 2012 and decrease quarterly to a notional value of $475.0 million upon maturity in July 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $1.2 million will be reclassified from AOCI into interest expense.

Fair Values of Derivative Instruments on the Balance Sheets

The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $16.2 million as of March 31, 2012 and the current portion is included in the accounts payable and accrued expenses line and the long-term portion is included in the other long-term liabilities line in the condensed consolidated balance sheet.

The Effect of Derivative Instruments on the Statements of Operations

The Company recognized a pre-tax loss of $2.3 million and $16.2 million in AOCI on the effective portion of the interest rate derivatives for the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012, respectively. The Company reclassified less than $0.1 million and $0.1 million related to the effective portion of the interest rate derivatives from AOCI into interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2012 and for the period from July 21, 2011 through March 31, 2012, respectively. The $9.8 million unrealized loss on the effective portion of the interest rate derivatives, which is included in AOCI, is net of $6.4 million of income taxes.

Credit Risk-Related Contingent Features

The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of March 31, 2012, the fair value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $18.9 million. If the Company had breached any of the provisions of the agreements at March 31, 2012, it could have been required to settle its obligations under the agreements at an estimated termination value equal to the fair value of $18.9 million. As of March 31, 2012, the Company had not breached any of the provisions or posted any collateral related to these agreements.

Hedge of Foreign Currency Exchange Rate Risk

Risk Management Objective of Using Derivatives

Historically, the Company utilized forward contracts to offset the impact of changes in foreign currency exchange rates on certain short term intercompany balances as well as Euro denominated trade receivables of the Company’s discontinued subsidiary, Era, whose functional currency was the Czech Koruna. The Company did not designate any of these derivatives instruments as an accounting hedge and, accordingly, all gains and losses were recognized in losses from discontinued operations immediately. The Company no longer utilizes forward contracts to offset the foreign currency exchange rate risk as the Company’s foreign operations, Era and GCD, have been sold.

The Effect of Derivative Instruments on the Statements of Operations

The gains and losses related to these foreign currency transactions, derivative instruments and foreign currency translation as a result of the sale of Era are included in the loss from discontinued operations in the condensed consolidated statement of operations. The amounts of each for the periods presented were as follows (in thousands):

	Predecessor	Successor	Predecessor		Successor
	Three months ended March 31, 2011	Three months ended March 31, 2012	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012

Foreign currency transaction gains (losses)	$1,626	$(14)	$3,269	$360	$(1,829)
Realized (loss) gain on cumulative foreign currency translation	-	(4)	-	-	954
Net losses on forward exchange contracts	(2,218)	-	(4,013)	-	(94)
Total net foreign currency (losses) gains	$(592)	$(18)	$(744)	$360	$(969)

9. Commitments and Contingencies:

Government Contracting

The Company is subject to investigations and reviews relating to compliance with various laws and regulations. U.S. Government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and review a contractor’s performance on government contracts; accounting, estimating, and other management internal control systems; indirect rates and pricing practices; and compliance with applicable contracting and procurement laws, regulations and standards, including U.S. Government Cost Accounting Standards.

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

The Company’s receipt of adverse audit findings or the failure to obtain an “adequate” determination of its various accounting, estimating, and other management internal control systems from the responsible U.S. Government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. The government also may decrement billings until cited deficiencies are corrected and a follow-up review has been performed by DCAA confirming corrective actions are adequate. On March 29, 2011, the Company’s Administrative Contracting Officer, or ACO, issued letters stating the Company’s labor accounting system, accounting system and billing system were inadequate based on certain deficiencies cited by DCAA. The ACO, however, did not impose a billing decrement and noted that the Company had implemented corrective actions for all cited deficiencies. In January 2012, the Company’s ACO issued a letter stating that DCAA confirmed that all deficiencies had been effectively remediated.

The DCAA has not completed audits of the Company’s incurred cost submissions for fiscal 2007 and subsequent fiscal years. DCAA’s increased emphasis on system audits is likely to delay the completion of incurred cost audits, and DCAA’s more aggressive interpretations could result in a higher percentage of questioned costs than experienced in the past. The Company has recorded financial results subsequent to fiscal 2006 based upon costs that the Company believes will be approved upon final audit or review. However, the Company does not know the outcome of any ongoing or future audit or review, and if future adjustments exceed the Company’s estimates, it may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

With the Company’s active cooperation, the U.S. Department of Defense Inspector General and its agencies were assisting the Company during its investigation of past malware intrusions and reviewing past compliance with information security-related contractual obligations. In connection with this review, on March 31, 2011, the Company received correspondence from the Office of Personnel Management, or OPM, asserting a claim for alleged breach of certain unspecified obligations on one contract, to which the Company prepared a response. The Company settled the contract claim with OPM, with no material adverse effect on the Company’s financial position, results of operations, or cash flows.

Litigation

The Company is subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local, and foreign governments for taxes other than income taxes. The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, including but not limited to various employment litigation matters and charges before administrative agencies. Although the Company can give no assurance, based upon its evaluation and taking into account the advice of legal counsel, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

On April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)) purportedly on behalf of itself and other stockholders of the Company against the Company, the Board of Directors, Providence, Sterling Holdco Inc., or Sterling Holdco, Sterling Merger Inc., a Delaware corporation, or Merger Sub, and Sterling Parent Inc., a Delaware corporation, or Parent. On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011, both of which also named the PEP Funds. The second amended complaint alleges, among other things, (1) that the Board breached its fiduciary duties by, among other things, failing to take steps to maximize the value of the merger consideration to its public stockholders and conveying substantial payments to existing officers of the Company, Providence, Sterling Holdco, Parent and Merger Sub at the unfair expense of the public stockholders and by failing to make certain disclosures, (2) that Dr. Ernst Volgenau breached his duty of loyalty and entire fairness in planning, structuring, and timing the merger to benefit himself as well as Providence, Sterling Holdco, Parent and Merger Sub, and that Dr. Stanton Sloane breached his duty of loyalty and entire fairness by using his position as chief executive officer to encourage and facilitate the buyout, (3) that Providence, the PEP Funds, Sterling Holdco, Parent and Merger Sub aided and abetted these purported breaches of fiduciary duties, and (4) that Dr. Volgenau’s rolling over of a portion of his shares for equity in the new Company violated the Company’s charter. The second amended complaint seeks to rescind the Transaction or recover money damages on behalf of the Company’s stockholders caused by the alleged breaches of fiduciary duties. On December 23, 2011, defendants answered the second amended complaint, and discovery is underway.

On April 25, 2011, Andrei Sinioukov filed a lawsuit in the United States District Court for the Eastern District of Virginia (captioned Sinioukov v. SRA Int’l, Inc., et al, Civil Action No. 1:11-cv-447 (E.D. Va. filed Apr. 25, 2011)), purportedly on behalf of himself and other stockholders of the Company, against the Company, the Board of Directors, Providence, Parent and Merger Sub. The complaint alleges, among other things, (1) that the Board breached its fiduciary duties by, among other things, failing to take steps to maximize the value of the merger consideration to the Company’s public stockholders and providing inadequate proxy disclosures, (2) that the Company and Providence aided and abetted these purported breaches of fiduciary duties, and (3) that the Board and Providence made inadequate proxy disclosures under section 14(a) of the Securities Exchange Act of 1934 (and that they are liable under a derivative section 20 (a) control person theory).

On May 20, 2011, the Eastern District of Virginia granted defendants’ motion to stay the Sinioukov case in favor of the substantially identical SEPTA lawsuit pending in the Court of Chancery of the State of Delaware. On July 14, 2011, the Eastern District of Virginia denied the Sinioukov plaintiff’s motion to lift the stay imposed by the court on May 20, 2011 and refused to enjoin the special meeting of stockholders of the Company in respect of the Transaction from proceeding.

The Company and the Board believe that the above lawsuits are without merit and intend to defend them vigorously.

10. Related Party Transactions:

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services and the Company pays Providence an aggregate annual fee of $1.8 million. For the three months ended March 31, 2012 and for the period from July 21, 2011 to March 31, 2012, the Company incurred $0.4 million and $1.2 million in management fees, respectively.

As of March 31, 2012, a Providence affiliate owned $17.7 million of the Company’s Term Loan B Facility. Interest payments were made for the Term Loan B Facility of approximately $0.4 million and $0.7 million during the three months ended March 31, 2012 and the period from July 21, 2011 to March 31, 2012, respectively.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three months ended March 31, 2012 and for the period from July 21, 2011 to March 31, 2012 were $2.9 million and $7.2 million, respectively.

As of March 31, 2012 there were no amounts due from related parties and $0.4 million was due to related parties included in the accompanying condensed consolidated balance sheets.

11. Subsequent Events:

As part of an ongoing effort to improve the efficiency of our internal operations, we initiated a reduction in our indirect labor force and as a result will record a severance charge estimated at $3 million during the fourth quarter of fiscal 2012. Additionally, subsequent to March 31, 2012 we began exiting underutilized space in some of our leased facilities and expect to record a facility exit charge estimated at $6 million during the fourth quarter of fiscal 2012.

Subsequent to March 31, 2012, the Company made principal repayments of $15.0 million on its Term Loan B Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows is organized to:

•	provide an overview of our business;

•	describe selected key metrics evaluated by management;

•	explain the year-over-year trends in our results of operations;

•	describe our liquidity and capital resources; and

•	explain our critical accounting policies and estimates.

Readers who are not familiar with our company or the financial statements of federal government information technology, or IT, service providers should closely review the "Description of Critical Accounting Estimates," and the "Description of Statement of Operations Items," sections included in Amendment No. 1 to our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 10, 2012. These sections provide background information that can help readers, in part, understand and analyze our financial information.

Overview

We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex problems for our clients by providing IT services, systems and solutions that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include systems design, development and integration; cyber security and information assurance; outsourcing and managed services and strategic consulting. We currently serve more than 250 federal government organizations, across national security, civil government and health markets, many of which we have served for over 20 years. Together, these organizations represent approximately 98% and 97% of our revenue for the nine months ended March 31, 2012 and 2011, respectively. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit and indenture agreements) was $1,681.6 million and $201.6 million for the twelve months ended March 31, 2012, respectively. For a reconciliation of Adjusted EBITDA to income from continuing operations, see the section entitled “Items Affecting the Comparability of our Operating Results.”

The Transaction

On March 31, 2011, we entered into an Agreement and Plan of Merger with affiliates of Providence Equity Partners L.L.C., or Providence, and on July 20, 2011 we became an indirect wholly-owned subsidiary of Sterling Holdco Inc., or Sterling Holdco, which is controlled by the PEP Funds, which we refer to as the Transaction. The PEP Funds refer collectively to Providence Equity Partners VI LP, or PEP Fund VI, and Providence Equity Partners VI-A LP, or PEP Fund VIA, each an affiliate of Providence.

The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from issuance of 11% senior notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of the Predecessor and the Chairman of the Board of the Successor, rolled over equity in the predecessor entity of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. We expect to pay $17 million for this note, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. During the second quarter of fiscal 2012, $12 million of this note was paid. We entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or the Revolver and together with the Term Loan B Facility, the Senior Secured Credit Facilities. Additionally, we issued $400 million aggregate principal amount of 11% senior notes due October 1, 2019, or Senior Notes.

For further discussion of the Transaction, refer to Note 2 of our condensed consolidated financial statements as of and for the period ended December 31, 2011 included in Amendment No. 1 to our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 10, 2012.

Presentation

The accompanying condensed consolidated statements of operations and cash flows are presented for the Predecessor and the Successor, which relate to the period from July 1 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period July 21 to March 31, 2012 (succeeding the Transaction), respectively. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor period in the nine months ended March 31, 2012 to the results of operations for the nine months ended March 31, 2011. Although the combination of the Predecessor income statement for the period July 1, 2011 to July 20, 2011 with the Successor income statement for the period of July 21, 2011 to March 31, 2012 does not comply with generally accepted accounting principles, or GAAP, we believe that it provides a meaningful method of comparison. We have also prepared our discussion of all operating metrics based on the combination of Successor and Predecessor results in the nine months ended March 31, 2012 compared to the Predecessor results in the nine months ended March 31, 2011. We believe this combination of results for the Predecessor entity and Successor entity periods facilitates an investor’s understanding of our results of operations and changes in our results of operations by making the two periods more comparable. This combination should not be used in isolation or substituted for the separate Predecessor entity and Successor entity results, nor do the combined results reflect our Predecessor results on a comparative or pro forma basis.

Forward-Looking Statements

Certain statements in this quarterly report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would”, or similar words and expressions intended to identify forward-looking statements. Statements regarding the amount of our backlog are examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements.

You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. However, there may be events in the future that we are not able to predict or control accurately. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this quarterly report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for about 98% of our revenue;

•	the failure of congressional leaders to agree upon further budget reductions as required by the debt ceiling compromise triggering automatic across-the-board cuts beginning in 2013 to civil and defense programs;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	failure to comply with complex laws and regulations, including but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards;

•	possible delays or overturning of our government contract awards due to bid protests, loss of contract revenue or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•	security threats, attacks or other disruptions on our information infrastructure, and failure to comply with complex network security and data privacy legal and contractual obligations or to protect sensitive information;

•	inability or failure to adequately protect our proprietary information or intellectual property rights or violation of third party intellectual rights;

•	potential for significant economic or personal liabilities resulting from failures, errors, delays or defects associated with products, services and systems we supply;

•	adverse changes in federal government practices;

•	appropriation uncertainties;

•	price reductions, reduced profitability or loss of market share due to intense competition and commoditization of services we offer;

•	failure of the customer to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts;

•	any adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our purchasing, property, estimating, cost accounting, labor, billing, compensation, management information systems or contractor internal control systems are deficient;

•	difficulties accurately estimating contract costs and contract performance requirements;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•	failure to manage acquisitions or divestitures successfully, including identifying and valuating acquisition targets, integrating acquired companies, losses associated with divestitures, and the inability to effect divestitures at attractive prices and on desired timeline;

•	possible future losses that exceed our insurance coverage;

•	pending litigation and any resulting expenses, payments or sanctions, including but not limited to penalties, compensatory damages or suspension or debarment from future government contracting; and

•	the effect of our acquisition by entities affiliated with Providence on our business relationships, operating results and business generally.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

Non-GAAP Financial Measures

Organic revenue growth and Adjusted EBITDA presented in this section are supplemental measures that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America, or GAAP. These non-GAAP measures are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income, or any other performance measures derived in accordance with GAAP. In addition, our measurement of these non-GAAP measures may not be comparable to that of other companies.

We believe these measures are frequently used by securities analysts, investors, and other interested parties in the evaluation of high-yield issuers, many of which present organic revenue growth and Adjusted EBITDA when reporting their results. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation, or as substitutes for analysis of our operating results as reported under GAAP.

Business Environment and Outlook

The federal government operated under a continuing resolution through most of the first half of our fiscal 2012. Generally, during a continuing resolution, funding on existing contracts is limited to prior government fiscal year levels and new initiatives are not funded until an appropriations bill or its equivalent is enacted. Though the Consolidated Appropriations Act of 2012 was signed by the President on December 23, 2011, the delays in approving the federal government’s fiscal 2012 appropriations bills along with declining budgets had a negative effect on our fiscal 2012 financial results.

On August 2, 2011, the President signed into law the Budget Control Act of 2011, or the Act, which raised the debt ceiling and set discretionary spending caps for ten years beginning with government fiscal year, or GFY, 2012. As part of the Act, a Super Committee, or the Committee, was created to find an additional $1.5 trillion in deficit reductions. The Committee’s inability to agree on a plan triggered automatic cuts of $1.2 trillion scheduled to begin in January 2013. There is uncertainty as to whether the cuts will survive the upcoming presidential election and additional procurement delays, cancellations, and renegotiations are expected as agency officials await resolution.

While we expect the federal government to make continued investments in areas such as cyber security, operating efficiency, intelligence, surveillance and reconnaissance, and to continue supporting the intelligence community as well as special forces capabilities, we maintain our belief that the constrained government spending environment will result in modest market growth for the foreseeable future requiring an increase in market share to achieve more robust growth.

To maintain competitive cost position in this challenging market environment, we continually look to improve the efficiency of our internal operations. As part of an ongoing effort, we have initiated a reduction in our indirect labor force during the fourth quarter of fiscal 2012. Which will result in indirect cost savings, some of which will be reinvested in our corporate growth initiatives. Additionally, during the fourth quarter of fiscal 2012 we will exit underutilized space in some of our leased facilities. We estimate that exiting the underutilized space will result in additional annual cost savings of approximately $4 million, or approximately $2.7 million Adjusted EBITDA benefit after considering the recoverable portion under our cost-plus contracts.

Discontinued Operations

We made the decision to divest our Era Systems, or Era, and Global Clinical Development, or GCD, businesses during fiscal 2011. We sold the airport operations solutions, or AOS, component of Era in the second quarter of fiscal 2011 and Era’s foreign air traffic management and military and security component in the second quarter of fiscal 2012. The remainder of Era’s operations has been shut down. We also sold the GCD business in the first quarter of fiscal 2012. While these businesses have been sold or shut down, we will continue to incur some costs related to the dissolution of legal entities. Additionally, certain customary indemnification obligations related to the sales still exist.

The Era and GCD businesses are presented as discontinued operations. All financial data contained herein are from continuing operations unless otherwise specified.

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue

Total revenue growth is a measure of how successful we are at growing and developing our business, including the effect of acquisitions and divestitures. Our organic revenue growth rate is a metric used by management in an attempt to isolate how effectively we are growing our core business, adjusting for acquisitions and divestitures.

We calculate organic revenue growth by adjusting for the impact of acquisitions or divestitures as if the businesses had been acquired or divested on the first day of the periods presented. We believe that this non-GAAP financial measure provides useful information because it allows investors to better assess the underlying growth rate of our business.

The table below sets forth organic growth rates for the periods presented (dollars in thousands):

	Predecessor	Successor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012	% Change

Revenue	$437,278	$397,194	(9.2)%
Plus: Revenue of acquired companies for the pre-acquisition period	-	-
Organic revenue	$437,278	$397,194	(9.2)%

	Predecessor	Combined
	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2012	% Change

Revenue	$1,275,700	$1,252,266	(1.8)%
Plus: Revenue of acquired companies for the pre-acquisition period	21,186	-
Organic revenue	$1,296,886	$1,252,266	(3.4)%

Contract Backlog

Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $227.1 million and $1,105.5 million of total contract awards during the three and nine months ended March 31, 2012, respectively. Our net orders (contract awards less downward adjustments) were $206.5 million and $850.1 million during the three and nine months ended March 31, 2012, respectively. Contract awards or bookings generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Included within our contract award totals for the three and nine months ended March 31, 2012 were upward contract adjustments of $75.8 million and $366.1 million, respectively, as a result of ceiling increases under existing contracts and increases in scope. During the same periods, there were also downward contract adjustments of $20.6 million and $255.4 million, respectively, related to customer de-obligations or contract backlog that was not realized on contracts that have ended. “De-obligation” refers to the removal from backlog of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the total contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

A key measure of our business growth is the ratio of new contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using total contract orders, was 0.57:1 and 0.88:1 in the three and nine months ended March 31, 2012, respectively.  Our book-to-bill ratio continues to be negatively impacted by ongoing industry-wide delays in issuing requests for proposals and procurement award decisions. Due to the delay in procurement award decisions and other factors, the volume of our single-award proposals awaiting decision has increased over 50% as compared to March 31, 2011.

We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award indefinite delivery/indefinite quantity, or ID/IQ, contracts against which we expect future task orders to be issued without competition.

Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, government wide acquisition contracts, or GWACs, or General Services Administration, or GSA, schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority. Backlog can vary considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contracts are won.

	Predecessor	Successor
	June 30,	March 31,
(in millions)	2011	2012

Backlog
Funded	$778.9	$877.0
Unfunded	3,481.8	2,981.5
Total Backlog	$4,260.7	$3,858.5

Our backlog includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2017. Congress often appropriates funds for our clients on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. The U.S. government may cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.

As of March 31, 2012, we expected to recognize approximately 26% of our backlog as revenue within the next twelve months.

Contract Mix

When contracting with our clients, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

•	Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. In addition, some cost-plus-fee contracts provide for an award fee or incentive fee for meeting the requirements of the contract.

•	Time-and-materials contracts. Time-and-materials contracts provide for a fixed hourly rate for each direct labor hour expended plus reimbursement of allowable material costs and out-of-pocket expenses.

•	Fixed-price contracts. Fixed-price contracts provide for a pre-determined fixed price for specified products and/or services. Fixed-price-level-of-effort contracts are similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. To the extent our actual costs vary from the estimates upon which the price of the fixed-price contract was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss.

Each of these contract types have unique characteristics. From time to time contracts may be issued that are a combination or hybrid of contract types. Cost-plus-fee contracts generally subject us to lower risk. They also can include award fees or incentive fees under which the customer may make additional payments based on our performance. However, not all costs are reimbursed under these types of contracts, and the government carefully reviews the costs we charge. In addition, negotiated base fees are generally lower than projected profits on fixed-price or time-and-materials contracts, consistent with our lower risk. Under time-and-materials contracts, including our fixed-price-level-of effort contracts, we are also generally subject to lower risk; however, our profit may vary if actual labor hour costs vary significantly from the negotiated rates. Fixed-price contracts typically involve the highest risk and, as a result, have higher fee levels. However, fixed-price contracts require that we absorb cost overruns, should they occur.

The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Predecessor	Successor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012

Cost-plus-fee	32.0%	29.0%
Time-and-materials	39.0%	39.0%
Fixed-price (a)	29.0%	32.0%

	Predecessor	Combined
	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2012

Cost-plus-fee	34.0%	32.0%
Time-and-materials	38.0%	36.0%
Fixed-price (a)	28.0%	32.0%

(a) Includes approximately 4% of revenue earned on fixed-price-level-of-effort contracts in all periods presented.

Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time or sick leave. As of March 31, 2012, we had approximately 6,200 employees. Direct labor utilization was 78.9% and 79.1% for the three and nine months ended March 31, 2012, respectively, compared to 78.6% and 77.9% in the same periods of the prior year. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses. Accordingly, changes in our direct labor utilization impact both cost of services and selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to acquisitions and divestitures if necessary. DSO was 70 days as of March 31, 2012 compared to 70 days as of December 31, 2011 and 71 days as of March 31, 2011.

Seasonality

Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. The timing of contract awards, the availability of funding from the customer and the incurrence of contract costs are the primary drivers of our revenue recognition and may all be affected by the government’s fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year because our employees usually take relatively more leave for vacations and holidays, which leads to lower revenue and profitability in those quarters. Additionally, we typically give annual raises to our employees at the beginning of our first quarter on July 1, while the billing rates on our time-and-materials contracts typically escalate gradually, causing the profitability on these contracts to decline in the first quarter, but increase over the course of our fiscal year.

Summary of Financial Results

	Predecessor	Successor
	Three months ended March 31, 2011	Three months ended March 31, 2012

Revenue	$437,278	$397,194
Operating costs and expenses:
Cost of services	326,684	295,882
Selling, general and administrative	61,548	56,556
Depreciation and amortization of property and equipment	3,982	3,761
Amortization of intangible assets	2,312	24,199
Transaction costs	3,944	96
Total operating costs and expenses	398,470	380,494
Operating income	38,808	16,700
Interest expense	(137)	(26,835)
Interest income	68	35
Income (loss) from continuing operations before
income taxes	38,739	(10,100)
Provision for (benefit from) income taxes	13,381	(3,772)
Income (loss) from continuing operations	25,358	(6,328)
Loss from discontinued operations, net of tax	(32,445)	(302)
Net loss	$(7,087)	$(6,630)

	Predecessor		Successor	Combined
	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012	Nine months ended March 31, 2012

Revenue	$1,275,700	$99,308	$1,152,958	$1,252,266
Operating costs and expenses:
Cost of services	959,108	78,550	872,129	950,679
Selling, general and administrative	185,906	13,721	153,145	166,866
Depreciation and amortization of property and equipment	11,653	837	10,512	11,349
Amortization of intangible assets	6,237	442	67,353	67,795
Transaction costs	4,458	68,069	324	68,393
Total operating costs and expenses	1,167,362	161,619	1,103,463	1,265,082
Operating income (loss)	108,338	(62,311)	49,495	(12,816)
Interest expense	(453)	(19)	(75,782)	(75,801)
Interest income	663	13	94	107
Income (loss) from continuing operations before income taxes	108,548	(62,317)	(26,193)	(88,510)
Provision for (benefit from) income taxes	39,982	(18,462)	(9,450)	(27,912)
Income (loss) from continuing operations	68,566	(43,855)	(16,743)	(60,598)
Loss from discontinued operations, net of tax	(38,384)	(1,126)	(4,727)	(5,853)
Net income (loss)	$30,182	$(44,981)	$(21,470)	$(66,451)

	Predecessor		Successor	Combined
	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012	Nine months ended March 31, 2012

Net cash provided by (used in) operating activities	$109,920	$43,136	$(3,083)	$40,053
Net cash used in investing activities	(110,417)	(1,876)	(1,734,048)	(1,735,924)
Net cash provided by financing activities	5,942	505	1,527,602	1,528,107
Effect of exchange rate changes on cash and cash equivalents	432	22	(191)	(169)
Net increase (decrease) in cash and cash equivalents	$5,877	$41,787	$(209,720)	$(167,933)

Items Affecting the Comparability of Our Operating Results

We define Adjusted EBITDA as GAAP income from continuing operations plus (i) provisions for income taxes, (ii) net interest expense (income) and (iii) depreciation and amortization, or EBITDA, adjusted to exclude items, such as stock compensation expense, transaction costs and other items that do not relate directly to the ongoing operations. Adjusted EBITDA as presented in the table below is used to determine our compliance with certain covenants contained in the indenture governing our notes, or the indenture. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period to period changes in taxes and interest expense, among other things.

The following items affect the comparability of our income (loss) from continuing operations period-over-period:

•	Transaction costs of $3.9 million, $0.1 million, $4.5 million and $68.4 million in the three months ended March 31, 2011 and 2012 and the nine months ended March 31, 2011 and 2012, respectively for accelerated stock compensation expense, accounting, investment banking, legal, and other services related to the Transaction.

•	Stock compensation expense of $2.6 million, $0.6 million, $7.8 million and $1.2 million recognized in the three months ended March 31, 2011 and 2012 and the nine months ended March 31, 2011 and 2012, respectively, related to the historical stock option and restricted stock plans of the Predecessor and the new stock incentive plan of the Successor.

•	Severance charges incurred in the three months ended March 31, 2012 and the nine months ended March 31, 2011 and 2012 (net of the recoverable portion under our cost-plus contracts) of $0.1 million, $1.3 million and $2.0 million, respectively, to reduce our indirect labor force. These charges are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

•	In the three and nine months ended March 31, 2011, merger and acquisition costs were $0.2 million and $1.4 million, respectively. In the three and nine months ended March 31, 2012, officer compensation costs, primarily related to the signing and retention bonuses of our Chief Executive Officer, were $2.0 million and $5.8 million, respectively, management fees were $0.4 million and $1.2 million, respectively, and other costs were $0.6 million and $1.2 million, respectively.

•	The acquisitions of Platinum Solutions, Inc., or Platinum, in November 2010 and SENTECH, Inc., or Sentech, in July 2010. In calculating Adjusted EBITDA, we include the estimated EBITDA impact of the acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded. There was no EBITDA impact for the divestures of Era and GCD as they were reported in discontinued operations for all periods presented.

•	Cost savings is a defined EBITDA adjustment under our indenture for the amount of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, during fiscal 2011 the amount represents $4.4 million in annual run-rate cost savings related to an indirect reduction in force implemented in January 2011. The cost savings adjustment in fiscal 2012 represents the estimated EBITDA impact of exiting underutilized space in certain of our leased facilities during the fourth quarter of fiscal 2012. We did not adjust for the cost savings related to the indirect reduction in force initiated in the fourth quarter of fiscal 2012 due to the uncertainty of the actual cost savings.

The impact of these items on our income (loss) from continuing operations is shown in the table below. We present Adjusted EBITDA as an additional measure of our core business performance period over period. Adjustments to income (loss) from continuing operations result in a non-GAAP measure, however, we believe adjustment of the items above is useful as they are considered outside the normal course of our operations and obscure the comparability of performance period–over-period.

	Predecessor	Successor
	Three months ended March 31, 2011	Three months ended March 31, 2012

Income (loss) from continuing operations	$25,358	$(6,328)
Provision for (benefit from) income taxes	13,381	(3,772)
Interest (income) expense, net	69	26,800
Depreciation and amortization	6,698	28,379
Stock compensation	2,613	605
Severance	-	102
Officer compensation and other, net	256	2,960
Transaction costs	3,944	96
Subtotal - Adjusted EBITDA before certain items	52,319	48,842
EBITDA impact of acquisitions	-	-
EBITDA impact of cost savings	-	685
Adjusted EBITDA	$52,319	$49,527

	Predecessor	Combined
	Nine months ended March 31, 2011	Nine months ended March 31, 2012

Income (loss) from continuing operations	$68,566	$(60,598)
Provision for (benefit from) income taxes	39,982	(27,912)
Interest (income) expense, net	(210)	75,694
Depreciation and amortization	19,124	80,535
Stock compensation	7,770	1,200
Severance	1,261	2,037
Officer compensation and other, net	1,494	8,241
Transaction costs	4,458	68,393
Subtotal - Adjusted EBITDA before certain items	142,445	147,590
EBITDA impact of acquisitions	3,750	-
EBITDA impact of cost savings	2,937	2,055
Adjusted EBITDA	$149,132	$149,645

	Predecessor	Combined
	Twelve months ended March 31, 2011	Twelve months ended March 31, 2012

Income (loss) from continuing operations	$92,091	$(37,492)
Provision for (benefit from) income taxes	55,019	(13,903)
Interest (income) expense, net	(527)	76,022
Depreciation and amortization	24,908	87,111
Stock compensation	10,042	3,948
Severance	1,261	2,037
Officer compensation and other, net	1,685	8,825
Transaction costs	4,458	72,308
Subtotal - Adjusted EBITDA before certain items	188,937	198,856
EBITDA impact of acquisitions	7,424	-
EBITDA impact of cost savings	4,406	2,737
Adjusted EBITDA	$200,767	$201,593

The increase in Adjusted EBITDA in the nine and twelve months ended March 31, 2012 compared to the same periods of the prior year is due primarily to the decrease in selling, general and administrative expenses explained further below.

Results of Operations

Financial Highlights

Financial highlights or events during the three months ended March 31, 2012, include:

•	We repaid $55.0 million of our Term Loan B Facility in the third quarter for a total repayment of $85.0 million during fiscal 2012.

•	Adjusted EBITDA was $201.6 million for the twelve months ended March 31, 2012, an increase of 0.4% from the same period in the prior year.

Revenue

Revenue in the third quarter of fiscal 2012 decreased 9.2% to $397.2 million as compared to $437.3 million in the same period of the prior year. Revenue in the nine months ended March 31, 2012 decreased 1.8%, or 3.4% organically and increased 1.6% from acquisitions, to $1,252.3 million as compared to $1,275.7 million in the same period of the prior year. The decline in revenue was due, in part, to lower materials and other reimbursable costs, which decreased $19.1 million in the three months ended March 31, 2012 and $8.8 million in the nine months ended March 31, 2012. Additionally, revenue decreased as a result of lower labor services provided by our employees largely to customers within the national security market. This decrease is primarily due to the completion of a large IT help desk pilot program in the fourth quarter of fiscal 2011.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Predecessor	Successor
	Three months ended March 31, 2011	Three months ended March 31, 2012	% Change

Cost of services	$326,684	$295,882	(9.4)%
Selling, general and administrative	61,548	56,556	(8.1)%
Depreciation and amortization of property and equipment	3,982	3,761	(5.5)%
Amortization of intangible assets	2,312	24,199	NMF
Transaction costs	3,944	96	NMF

	(as a percentage of revenue)
Cost of services	74.7%	74.5%
Selling, general and administrative	14.1%	14.2%
Depreciation and amortization of property and equipment	0.9%	0.9%
Amortization of intangible assets	0.5%	6.1%
Transaction costs	0.9%	0.0%

NMF = Not meaningful

	Predecessor	Combined
	Nine months ended March 31, 2011	Nine months ended March 31, 2012	% Change

Cost of services	$959,108	$950,679	(0.9)%
Selling, general and administrative	185,906	166,866	(10.2)%
Depreciation and amortization of property and equipment	11,653	11,349	(2.6)%
Amortization of intangible assets	6,237	67,795	NMF
Transaction costs	4,458	68,393	NMF

	(as a percentage of revenue)
Cost of services	75.2%	75.9%
Selling, general and administrative	14.6%	13.3%
Depreciation and amortization of property and equipment	0.9%	0.9%
Amortization of intangible assets	0.5%	5.4%
Transaction costs	0.3%	5.5%

NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Predecessor		Successor
	Three months ended March 31, 2011	% of total	Three months ended March 31, 2012	% of total

Direct labor and related overhead	$168,275	51.5%	$156,689	53.0%
Subcontractor labor	90,429	27.7%	90,290	30.5%
Materials and other reimbursable costs	67,980	20.8%	48,903	16.5%
Total cost of services	$326,684		$295,882

	Predecessor		Combined
	Nine months ended March 31, 2011	% of total	Nine months ended March 31, 2012	% of total

Direct labor and related overhead	$481,567	50.2%	$466,225	49.0%
Subcontractor labor	262,985	27.4%	278,688	29.3%
Materials and other reimbursable costs	214,556	22.4%	205,766	21.7%
Total cost of services	$959,108		$950,679

Cost of services as a percent of revenue varies from period to period depending on the mix of direct labor, subcontractor labor, and materials and other reimbursable costs. We seek to optimize our labor content in performance of our contracts since we typically generate greater gross margin from our labor services, particularly from services that our employees provide, compared with other reimbursable items. Cost of services decreased as a percent of revenue in the three months ended March 31, 2012 compared to the same period of the prior year, as materials and other reimbursable costs decreased as a percentage of total cost of services in the same period. Cost of services increased as a percent of revenue in the combined nine months ended March 31, 2012 compared to the same period of the prior year, as subcontracted labor increased as a percentage of total cost of services in the same period.

Selling, general and administrative, or SG&A, expenses decreased to $56.6 million and $166.9 million in the three and combined nine months ended March 31, 2012, respectively, compared to $61.5 million and $185.9 million in the same periods of the prior year, respectively. Our SG&A expenses were impacted by stock compensation expense, severance charges and officer compensation noted above in the section titled “Items Affecting the Comparability of Our Operating Results.” The remaining decrease in our SG&A expenses is a result of actions taken to align our indirect costs with our volume of business and better position us within the market.

Depreciation and amortization of property and equipment did not materially change in the three and combined nine months ended March 31, 2012 compared to the same periods of the prior year. The carrying value of our property and equipment did not change as a result of the Transaction as the assets approximated fair value; therefore, depreciation expense will continue to be comparable in the Successor period.

Amortization of intangible assets increased in the three and combined nine months ended March 31, 2012 due to the change in identified intangible assets as a result of the Transaction. For further discussion of the intangible assets, see Note 2 to our condensed consolidated financial statements as of and for the period ended March 31, 2012 included herein.

Transaction costs were $0.1 million in the three months ended March 31, 2012 compared to $3.9 million in the same period of the prior year. Transaction costs were $68.4 million for the combined nine months ended March 31, 2012 compared to $4.5 million in the same period of the prior year. Transaction costs consisted of accounting, investment banking, legal, acceleration of stock compensation and other costs.

Interest

	Predecessor	Successor	Predecessor	Combined
	Three months ended March 31, 2011	Three months ended March 31, 2012	Nine months ended March 31, 2011	Nine months ended March 31, 2012

Interest expense	$(137)	$(26,835)	$(453)	$(75,801)
Interest income	68	35	663	107
Interest, net	$(69)	$(26,800)	$210	$(75,694)

Interest expense increased in the three and combined nine months ended March 31, 2012 by $26.7 million and $75.3 million, respectively, compared to the same periods of the prior year due to the new debt incurred in connection with the Transaction. Interest expense for the three and combined nine months ended March 31, 2012 includes amortization of debt issuance costs of $1.6 million and $4.4 million, respectively.

Interest income in the nine months ended March 31, 2011 consisted primarily of interest earned on the notes receivable related to the sale of Futures, bearing interest at 6.0% per annum. The buyers of Futures repaid the $15.0 million outstanding balance on the notes in December 2010, and as a result, our interest income has decreased.

Income Taxes

The effective tax rate for the three months ended March 31, 2012 was a tax benefit of 37.3% compared to a tax expense of 34.5% for the same period of the prior year. Our effective tax rate for the three months ended March 31, 2011 was favorably impacted by state tax credits and exemptions associated with our status as a Qualified High Technology Company within Washington, DC, including $1.0 million related to prior years. The effective tax rate for the period from July 1, 2011 through July 20, 2011 was a tax benefit of 29.6%, which is lower primarily due to the non-deductible Transaction costs incurred in the period. The effective tax rate for the period from July 21, 2011 through March 31, 2012 was 36.1% compared to tax expense of 36.8% for the nine months ended March 31, 2011. We expect our effective tax rate to be a benefit of approximately 37% for the remainder of fiscal 2012.

Discontinued Operations

We sold the airport operations solutions component of Era in the second quarter of fiscal 2011 and Era’s foreign air traffic management and military and security component in the second quarter of fiscal 2012. We also sold the GCD business in the first quarter of fiscal 2012. All remaining operations for these businesses have been shut down. We will continue to incur some costs related to the dissolution of legal entities. Additionally, certain customary indemnification obligations related to the sales still exist. The results of operations for each of these businesses are reported in discontinued operations for all periods presented and are shown in aggregate below (in thousands):

	Predecessor	Successor
	Three months ended March 31, 2011	Three months ended March 31, 2012

Revenue	$11,243	$-
Operating costs and expenses
Cost of services	7,438	-
Selling, general and administrative	8,035	512
Depreciation and amortization	826	-
Impairment of goodwill and other long-lived assets	30,227	-
Gain on sale of Era Airport Operations Solutions (AOS)	(442)	-
Operating loss	(34,841)	(512)
Interest (expense) income, net	(53)	14
Loss from discontinued operations before income taxes	(34,894)	(498)
Benefit from income taxes	(2,449)	(196)
Loss from discontinued operations, net of tax	$(32,445)	$(302)

	Predecessor		Successor	Combined
	Nine months ended March 31, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012	Nine months ended March 31, 2012

Revenue	$32,931	$2,062	$6,694	$8,756
Operating costs and expenses:
Cost of services	21,112	1,255	4,819	6,074
Selling, general and administrative	23,126	1,591	9,381	10,972
Depreciation and amortization	2,502	-	-	-
Impairment of goodwill and other long-lived assets	30,227	-	-	-
Gain on sale of Era Airport Operations Solutions (AOS)	(1,293)	-	-	-
Change in valuation allowance	-	-	(2,500)	(2,500)
Operating loss	(42,743)	(784)	(5,006)	(5,790)
Interest expense, net	(103)	(6)	(3)	(9)
Loss from discontinued operations before income taxes	(42,846)	(790)	(5,009)	(5,799)
(Benefit from) provision for income taxes	(4,462)	336	(282)	54
Loss from discontinued operations, net of tax	$(38,384)	$(1,126)	$(4,727)	$(5,853)

Liquidity and Capital Resources

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable. Our working capital (current assets of continuing operations minus current liabilities of continuing operations) as of March 31, 2012 was $139.1 million compared to $313.4 million as of June 30, 2011. As of March 31, 2012, our total unrestricted cash was $3.8 million and our total outstanding debt was $1.2 billion. Our cash balance decreased significantly due to the Transaction and accordingly our working capital has also decreased.

	Predecessor	Combined
	Nine months	Nine months
	ended	ended
	March 31, 2011	March 31, 2012

Net cash provided by operating activities	$109,920	$40,053
Net cash used in investing activities	(110,417)	(1,735,924)
Net cash provided by financing activities	5,942	1,528,107
Effect of exchange rate changes on cash and cash equivalents	432	(169)
Net increase (decrease) in cash and cash equivalents	$5,877	$(167,933)

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill the majority of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and the timing of vendor and tax payments.

Net cash provided by operating activities was $40.1 million in the nine months ended March 31, 2012 compared to $109.9 million in the nine months ended March 31, 2011. The decrease was primarily due to the payment of costs related to the Transaction and cash interest payments of $70.7 million in fiscal 2012.

Net cash used in investing activities in connection with the Transaction was $1.7 billion in the nine months ended March 31, 2012, partially offset by proceeds from the sale of Era. Net cash used in investing activities was $110.4 million in the nine months ended March 31, 2011, primarily related to capital expenditures and the acquisitions of Sentech in July 2010 and Platinum in November 2010.

Net cash provided by financing activities was $1.5 billion in the nine months ended March 31, 2012, which primarily relates to the Transaction including $1.3 billion of debt incurred and $394.0 million of equity contributions by Providence. During the nine months ended March 31, 2012, we repaid $85.0 million of our debt. Net cash provided by financing activities of $5.9 million in the nine months ended March 31, 2011 included proceeds from the exercise of stock options and our employee stock purchase plan, offset by payments to repurchase shares of common stock from employees upon the vesting of stock-based awards to cover the statutory tax withholding.

Senior Secured Indebtedness

In connection with the Transaction, we entered into Senior Secured Credit Facilities consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver. The Term Loan B Facility was issued at a discount of $8.75 million. Also in connection with the Transaction, we issued $400.0 million of Senior Notes.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The interest rate on our outstanding borrowings under the Term Loan B Facility at March 31, 2012 was 6.5%. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, we pay a per annum commitment fee of $0.5 million on undrawn amounts under the Revolver and customary administrative fees. Should we decide to reprice the Senior Secured Credit Facilities prior to July 20, 2012, we would incur a penalty equal to 1% of the outstanding balance as of the date of the repricing transaction. The Term Loan B Facility matures in July 2018 and the Revolver matures in July 2016.

We are required to make quarterly installment payments on the Term Loan B Facility of approximately $2.2 million per quarter commencing on December 31, 2011, with the remaining amount payable in July 2018. We have repaid $100.0 million of our Term Loan B Facility as of May 10, 2012. These repayments satisfy our required quarterly principal payments for the term of the loan and satisfy our required excess cash flow principal payments for fiscal 2012.

Interest on the notes is payable semi-annually. The notes are redeemable in whole or in part, at our option, at varying redemption prices that generally include premiums. In addition, until October 1, 2014, we may, at our option redeem up to 35% of the then outstanding aggregate principal amount of the notes with the net cash proceeds from certain equity offerings at a redemption price equal to 111% of the aggregate principal amount thereof.

The Senior Secured Credit Facilities and the notes are guaranteed by all of our wholly-owned subsidiaries, excluding our discontinued Era and GCD businesses. The Senior Secured Credit Facilities are also guaranteed by Sterling Parent. The guarantees are full and unconditional and joint and several. Each of our subsidiary guarantors are 100% owned and have no independent assets or operations.

We are required to meet a net senior secured leverage ratio covenant quarterly if any revolving loan, swingline loan or letter of credit is outstanding on the last day of the quarter. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). As of March 31, 2012, our net senior secured leverage ratio was 3.9x. We had no outstanding letters of credit or borrowings under our Revolver as of March 31, 2012.

Capital Requirements

We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be less than 1% of revenue, for at least the next twelve months.

Income Taxes

The Transaction accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of this stock compensation deduction, Transaction costs, and tax-deductible interest expense, we do not expect to make any material U.S. federal income tax payments until fiscal 2014.

Off-Balance Sheet Arrangements

As of March 31, 2012, other than operating leases, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholders’ equity on the consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We no longer utilize forward contracts to offset foreign currency exchange rate risk as our foreign operations, Era and GCD, have been sold. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

For further discussion of our derivative instruments and hedging activities see Note 8 to our condensed consolidated financial statements as of and for the period ended March 31, 2012 included herein.

Description of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on our historical experience and various other factors that are deemed reasonable at the time the estimates are made. We re-evaluate these estimates quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, accounting for stock compensation expense and income taxes. If any of these estimates or judgments proves to be inaccurate, our results could be materially affected in the future.

With the adoption of our new stock incentive plan in February 2012, we updated our policy on accounting for stock-based compensation. Compensation costs related to our stock-based compensation plans are recognized based on the grant-date fair value of the options and unvested restricted stock units granted. We calculate fair value of our stock options utilizing the Black-Scholes-Merton model for our service options and the binomial lattice model for our performance options, which are considered market-based for accounting purposes. The lattice model is used as it can be adapted to incorporate the effects of market conditions on share option value. The compensation cost for these stock-based awards is recognized on a straight-line basis over the requisite service period for the award.

As discussed earlier, the Transaction was completed on July 20, 2011 for a total purchase price of approximately $1.9 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable assets separate from goodwill. Identifiable intangible assets include customer relationships, order backlog, trade names and developed technology. Goodwill represents the excess of the cost over the fair value of the net assets acquired. For the Transaction we obtained an independent appraisal and valuation of the intangible assets acquired. The estimated fair values and useful lives of the identified intangible assets are based on many factors, including estimates and assumptions of our future operating performance and cash flows. Changes in the underlying business could affect these estimates, which in turn could affect the fair value of the business. The measurement period to adjust these estimates is expected to end on or before June 30, 2012.

For a full discussion of our critical accounting policies, refer to the "Description of Critical Accounting Estimates" section included in Amendment No. 1 to our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 10, 2012.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-08 Testing Goodwill for Impairment, which amends Topic 350: Intangibles – Goodwill and Other. This ASU gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This guidance is effective for fiscal years beginning on or after December 15, 2011 (early adoption is permitted). We do not expect the adoption of this ASU to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in Amendment No. 1 to our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 10, 2012.

Interest Rate Risk

Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. As of March 31, 2012 we had fixed the interest rate on all but $65.0 million of our outstanding senior secured credit facilities. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $0.7 million based on the unhedged portion of our senior secured credit facilities outstanding as of March 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors faced by our business from those included in Amendment No. 1 to our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 10, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Description

10.1	*	Sterling Holdco Inc. Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.2	*	Sterling Holdco Inc. Nonqualified Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.3	*	Form of Management Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on May 10, 2012)

31.1	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	+	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	+	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Previously filed
+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 15th day of May, 2012.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
William L. Ballhaus President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

