Form 10-Q/A
period 2012-03-31
SRA INTERNATIONAL, INC.
filed 2012-06-11
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of April 30, 2012, there were 1,000 shares outstanding of the registrant’s common stock.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on May 15, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.		Description

10.1	*	Sterling Holdco Inc. Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.2	*	Sterling Holdco Inc. Nonqualified Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.3	*	Form of Management Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on May 10, 2012)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012)

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012)

32.1	*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012)

32.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012)

101 INS	+	XBRL Instance Document

101 SCH	+	XBRL Schema Document

101 CAL	+	XBRL Calculation Linkbase Document

101 LAB	+	XBRL Labels Linkbase Document

101 PRE	+	XBRL Presentation Linkbase Document

101 DEF	+	XBRL Definition Linkbase Document

*	Previously filed
+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 11th day of June, 2012.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
William L. Ballhaus President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)