Form 10-K
period 2012-06-30
SRA INTERNATIONAL, INC.
filed 2012-08-17
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒         Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 13, 2012 there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report on Form 10-K constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this annual report on Form 10-K, provide some, but not all possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for about 98% of our revenue;

•	failure of the customer to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts;

•	the failure of congressional leaders to agree upon further budget reductions as required by the debt ceiling compromise triggering automatic across-the-board cuts to civil and defense programs beginning in 2013;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	failure to comply with complex laws and regulations, including but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards;

•	possible delays or overturning of our government contract awards due to bid protests, loss of contract revenue or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•	security threats, attacks or other disruptions on our information infrastructure, and failure to comply with complex network security and data privacy legal and contractual obligations or to protect sensitive information;

•	inability or failure to adequately protect our proprietary information or intellectual property rights or violation of third party intellectual rights;

•	potential for significant economic or personal liabilities resulting from failures, errors, delays or defects associated with products, services and systems we supply;

•	adverse changes in federal government practices;

•	price reductions, reduced profitability or loss of market share due to intense competition and commoditization of services we offer;

•	adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our purchasing, property, estimating, cost accounting, labor, billing, compensation, management information systems or contractor internal control systems are deficient;

•	difficulties accurately estimating contract costs and contract performance requirements;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•	failure to manage acquisitions or divestitures successfully, including identifying and evaluating acquisition targets, integrating acquired companies, losses associated with divestitures, and the inability to effect divestitures at attractive prices and on desired timeline;

•	possible future losses that exceed our insurance coverage;

•	pending litigation and any resulting expenses, payments or sanctions, including but not limited to penalties, compensatory damages or suspension or debarment from future government contracting; and

•	the effect of our acquisition by entities affiliated with Providence on our business relationships, operating results and business generally.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

PART I

Item 1.   BUSINESS

Our Company

SRA International, Inc., SRA or the Company, is a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex problems of global significance for our clients by providing information technology, or IT, services, systems and solutions that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include systems design, development and integration; cyber security; and outsourcing and managed services. We currently serve more than 250 federal government organizations, across the national security, civil government and health markets, many of which we have served for more than 20 years. Our company is organized into four business groups that serve these markets: Civil, Health, Defense and Intelligence, Homeland Security and Law Enforcement. Together, these areas of the federal government market represented 98% of our total revenue for the fiscal year ended June 30, 2012, or fiscal 2012. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) for fiscal 2012 were $1,675.2 million and $203.2 million, respectively. For a reconciliation of Adjusted EBITDA to income (loss) from continuing operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Items Affecting the Comparability of Our Operating Results.”

We currently maintain a diversified contract base of approximately 1,200 active contracts, with our top ten contracts accounting for less than 30% of revenue and no single contract representing 10% or more of revenue for fiscal 2012. When contracting with our clients, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials and fixed-price. We generated 32% of our total revenue from cost-plus-fee contracts, 36% from time-and-materials contracts and 32% from fixed-price contracts in fiscal 2012.

As of June 30, 2012, our backlog was approximately $3.6 billion, of which $776.9 million was funded. Backlog represents the amount of future revenue expected to be recognized under existing signed contracts, assuming the exercise of all options relating to those contracts. As a result, we believe we have significant visibility into our revenue and expect to recognize approximately 26% of this backlog as revenue for the twelve months ending June 30, 2013.

Background

On March 31, 2011, we entered into an Agreement and Plan of Merger with affiliates of Providence Equity Partners L.L.C., or Providence, and on July 20, 2011 we became an indirect wholly-owned subsidiary of Sterling Holdco Inc., or Sterling Holdco, which is controlled by the PEP Funds, which we refer to as the Transaction. The PEP Funds refer collectively to Providence Equity Partners VI LP, or PEP Fund VI, and Providence Equity Partners VI-A LP, or PEP Fund VI-A, each an affiliate of Providence. As a result of the transaction, we are highly leveraged and our equity is not publicly traded.

The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from issuance of 11% senior notes, or the Notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of SRA and the Chairman of the Board of the Company after the Transaction, rolled over equity in the predecessor entity of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. We expect to pay $17 million for this note, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. During fiscal 2012, $12 million of this note was paid. We entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or the Revolver and together with the Term Loan B Facility, the Senior Secured Credit Facilities. Additionally, we issued $400 million aggregate principal amount of Notes due October 1, 2019.

For further discussion of the Transaction, refer to Note 2 of our consolidated financial statements as of and for the fiscal year ended June 30, 2012 included in this annual report on Form 10-K.

Presentation

The consolidated statements of operations and cash flows are presented in this annual report on Form 10-K for the Predecessor and the Successor, which relate to the period from July 1 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period July 21, 2011 to June 30, 2012 (succeeding the Transaction), respectively. We have prepared our discussion of the operating metrics included herein by comparing the mathematical combination of the Successor and Predecessor period in the fiscal year ended June 30, 2012 to the operating metrics of the fiscal year ended June 30, 2011. Although the combination of the Predecessor operating metrics for the period July 1, 2011 to July 20, 2011 with the Successor operating metrics for the period from July 21, 2011 to June 30, 2012 does not comply with generally accepted accounting principles, or GAAP, we believe that it provides a meaningful method of comparison. We believe this combination of the Predecessor entity and Successor entity periods facilitates an investor’s understanding of our operating metrics and changes in our operating metrics by allowing for year over year comparisons. This combination should not be used in isolation or substituted for the separate Predecessor entity and Successor entity results, nor do the combined results reflect our Predecessor results on a comparative or pro forma basis.

Our Markets

We deliver our IT and professional services to clients in the following markets: national security; civil government; and health.

National Security

We derived approximately 49% of our revenue in fiscal 2012 from customers in our national security market. The national security market has an increasing need for secure communications, enhanced intelligence, surveillance and reconnaissance capabilities and logistics and our federal government customers have demonstrated an expanding need for data and text mining solutions to enable them to extract, analyze and present data gathered from massive volumes of information available through public sources such as the internet. At the same time, reduced budgets demand technologies and systems that enable the government to meet these needs at lower costs.

In our national security market, we combine strong functional domain expertise with full systems lifecycle capabilities to reduce costs and improve performance for the military services, unified combatant commands, joint operations and independent defense agencies as well as law enforcement and the Department of Homeland Security and intelligence and space agencies. Our qualifications in cyber security and information operations are also important given the escalating threats to sensitive government information and assets.

Our core capabilities range from the design, implementation, integration and management of enterprise networks and systems, to the design, development and support of mission critical software systems, enhanced asset visibility and integrated logistics systems, as well as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance, or C4ISR, and cyber services. Also, we provide mission-oriented support in the areas of information technology, knowledge management and analytical services, mission-critical enterprise software development and services, cyber security solutions and services, program management, systems analysis and engineering, counterintelligence, counterterrorism, irregular warfare analysis, predictive intelligence, and law enforcement.

Our key customers in the national security market include the Department of Homeland Security, Department of Justice, U.S. Air Force, U.S. Navy, U.S. Army, and the U.S. European Command.

Civil Government

New legislation and regulation in the areas of financial reform, energy efficiency and environmental sustainability are driving changes in our civil government clients’ requirements. At the same time, efficiency initiatives mandated by the U.S. government’s Chief Information Officer are causing our clients to migrate towards cloud computing, consolidate various data centers and reduce fraud, waste and abuse. Revenue earned from customers in our civil government market represented approximately 38% of our revenue for fiscal 2012.

In our civil government market, we support federal civil agencies with comprehensive professional and technology consulting services and enterprise-wide infrastructure support. Our enterprise architecture services, as well as web and wireless solutions, are of particular interest to government agencies responding to the necessity for interoperability among IT systems and the demand for transparency in government functions. Our enterprise resource planning, or ERP, software expertise enables us to compare custom-built to commercial off-the-shelf solutions and implement the system that best suits our customers’ specific needs. Our expertise in energy efficiency and environmental mission support enables us to provide policy and technology support to our customers. Our cyber security capabilities allow us to secure our clients’ networks and mission data, protecting them against cyber-attacks and network intrusions, and maintain privacy protections for data that require it.

Our key customers in the civil government market include the Federal Deposit Insurance Corporation, or FDIC, Department of Agriculture, Environmental Protection Agency, Department of State, Office of Personnel Management, Government Accountability Office, Department of Transportation, Department of Energy, Administrative Office of the U.S. Courts, and Department of Treasury.

Our largest contract is with the FDIC and accounted for approximately 9% of our revenue in fiscal 2012. Under this contract, we provide the FDIC with comprehensive IT infrastructure support, including program management, client and help desk support, data center operations and local area network administration, security operations and support, systems engineering and integration, and equipment distribution.

Health

Given its information archival, retrieval, communication and privacy challenges, the federal health industry, which includes health research, public health and healthcare, has significant needs for improvement in technology and systems efficiency and is a strategic priority for us. Revenue earned from customers in our health market represented approximately 13% of our revenue for fiscal 2012. Demographic trends as well as consumer pressures have begun to accelerate the priority of health IT improvements and we believe the federal government is likely to make these investments a priority.

In the health market, we provide a variety of information technology services, as well as professional services such as advanced research, public health informatics, and strategic planning, and offer specialized expertise in fraud, waste and abuse, privacy and bioinformatics.

Our key customers in the health market include Department of Health and Human Services operating divisions, including the National Institutes of Health, Health Resources and Services Administration, and the Centers for Disease Control and Prevention, as well as the Food and Drug Administration and the Department of Veterans Affairs.

Historical Revenue by Market

Revenue for each of our three markets was as follows in fiscal 2010 and 2011 for the periods July 1, 2011 through July 20, 2011 and July 21, 2011 through June 30, 2012:

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012
	(in thousands)
National Security	$887,545	$871,224	$49,862	$780,704
Civil Government	522,527	623,579	38,976	593,118
Health	204,460	210,188	10,470	202,050

Our Core Capabilities

We provide most of the services required to support the entire life cycle of our clients’ IT systems, including systems design, development and integration, cyber security, and outsourcing and managed services.

Systems design, development and integration.   Our services include project management, systems design, network and systems integration, data analysis and integration, security engineering, software development, database design and development and independent test and evaluation. We analyze system concepts and assess data and information needs, define requirements, develop operational prototypes and integrate complex mission-critical systems and solutions that comply with a client’s enterprise architecture. Based on client requirements, we may design custom-built systems; integrate and implement commercial off-the-shelf solutions, such as those for ERP, supply chain management and case management; or combine both approaches using service-oriented architecture principles and other industry best practices.

Cyber Security.   Our customer base faces an increasingly sophisticated threat from organized, group-based cyber-attacks. We offer a proactive, multi-disciplinary approach to cyber security. Our solutions include security architecture, secure systems integration, cyber security operations, including security operations centers, offensive cyber tools and methods, information operations, compliance, privacy consulting and training services. We have deployed these offerings for a variety of customers in the national security, health and civilian agency markets, under both stand-alone cyber security contracts and as elements of broad-based infrastructure support contracts.

Outsourcing and managed services.   We partner with clients to consolidate and modernize existing infrastructures, improve customer service and reduce the total cost of operations through effective use of industry best practices and performance-based contracting methods. We also support clients with operations management services, sometimes referred to as co-sourcing. Based on client needs, we may oversee their technical infrastructure, manage their applications and networks, or operate their business processes in accordance with service-level agreements. Through infrastructure support contracts, we also purchase third-party hardware and/or software—commonly referred to as direct materials or rebillables—for integration into the network or application systems we provide.

Our Strengths

Significant revenue visibility and recurring contract base.   Our backlog of approximately $3.6 billion as of June 30, 2012, which represents more than two times our revenue in fiscal 2012, together with our typical contract length of three to five years, provides us with significant near-term revenue visibility. Our largest contract, with the FDIC, is in the process of being re-competed and is expected to be awarded during our fiscal 2013. We believe that our longstanding relationships with our clients, having served many federal government agencies for over 20 years, as well as our strong customer satisfaction have driven our high re-compete win rate of over 80% for each of the last three fiscal years. We calculate our re-compete win rate based on existing customer contracts that are up for renewal, for which we act as the prime contractor, by dividing the aggregate contract dollar amount won by the aggregate contract dollar amount of existing contracts for which we competed.

Diversified government customer and contract base.   Our revenue profile is diversified across a large number of contracts and customers. We currently have approximately 1,200 contracts, with no contract accounting for 10% or more of revenue and the top ten contracts accounting for less than 30% of revenue in fiscal 2012. In addition, we hold a broad portfolio of strategic contract vehicles that enable us to compete for future work with our federal government customers. In fiscal 2012, more than 70% of our revenue was generated from contracts under multiple award vehicles including 172 agency-specific indefinite delivery/indefinite quantity contracts, or ID/IQs, 23 blanket purchase agreements, or BPAs, three government-wide acquisition contracts, or GWACs, and nine General Services Administration, or GSA, schedule contracts. We also have a diversified customer base, currently serving more than 250 federal government organizations. We believe this breadth of customer relationships, contract vehicles and customer markets is a key differentiator versus our peers and enables us to respond quickly to changing government priorities.

Strong competitive positioning.    We believe we are positioned well to grow over the next several years. A significant portion of our revenue is derived from services that we believe are in priority markets for the U.S. federal government, such as health, cyber security, intelligence, energy and environment, where growth is expected to outpace growth in the larger federal IT space. In addition, we believe our broad base of capabilities, deep domain expertise and reputation for quality should enable us to gain market share. A majority of our revenue is derived from services that we believe to have relatively low insourcing or budgetary pressure risk, such as mission-critical IT management and national security support work. Additionally, substantially all of our work takes place in the continental U.S., or supporting U.S. overseas bases, which limits our exposure to the troop withdrawal from war zones.

Attractive business model with strong deleveraging profile.   We believe we have an attractive business model characterized by stable profit margins and strong cash flow generation. Our variable cost base, diversified contract mix, proprietary pricing, bid and proposal capabilities and ability to manage indirect costs enable us to maintain strong and consistent EBITDA margins. In addition, our low capital expenditure requirements, which have averaged less than 0.9% of our revenue for the past five fiscal years, are expected to contribute to strong cash flow generation and an attractive deleveraging profile over time.

Employees

As of June 30, 2012, we had approximately 6,100 employees. Our success as a technology and strategic consulting services and solutions company is highly dependent on our ability to attract, develop and retain high quality employees with advanced levels of training and skills, and in many cases, security clearances. Approximately 80% of our employees are professionals or managers with technology or domain expertise. Our professional staff is highly educated, with approximately 27% holding advanced degrees. Approximately 51% of our employees have federal government security clearances, which is an advantage for us in the national security market since personnel who hold security clearances are often a prerequisite to bidding for contracts. We currently have no employees represented by collective bargaining agreements.

Our active recruiting effort is aligned with our operating organizations and relies heavily on employee referrals in addition to a variety of other recruiting methods. Employee referrals accounted for approximately 23% of our new hires in fiscal 2012.

There are a limited number of qualified technology workers with high-level security clearances. To compete effectively for the best available employees, we offer a combination of rewarding job responsibilities, competitive compensation and benefits, and opportunities for merit-based advancement.

Marketing & Sales

We market our services primarily to the U.S. federal government. Our business development and capture process relies upon a cooperative effort between our operating groups and our corporate Growth organization to further penetrate existing accounts and to win new competitive procurements in our target markets. Primary responsibility for selling additional services to existing clients, including client account build-out, capture of follow-on work, and pursuit of small and mid-sized new contracts, rests with our operating groups.

Responsibility for bidding and winning large competitive procurements, either for new clients or for strategic expansion with existing clients, is shared by our operating groups and our corporate Growth organization. We have a team of experienced marketing and sales professionals who perform market intelligence, capture management, strategic pricing, and proposal development. Members of our Growth organization work closely with their counterparts in our operating groups as we compete to win new contracts.

Over the past several years, we have invested significant resources in expanding and improving our marketing and sales capabilities. We have launched a number of new initiatives, including implementing a competitive market intelligence and pricing capability; increasing our bid and proposal budgets for capture activities; developing a more geographically dispersed business base and regional sales capability; and focusing more of our resources on large opportunities. We have also established new training programs to broaden and enhance the level of marketing and sales expertise in our operating groups. These efforts have resulted in a larger qualified pipeline of opportunities and a growing volume of orders within the federal technology and professional services environment.

Competition

We compete to win single award contracts and multiple award contracts, such as agency-specific ID/IQ contracts, BPAs, GWACs, and GSA schedule contracts. After we win a multiple award contract, we then compete for individual delivery orders under the contract. An individual agency that desires to obtain a product or service typically invites approved providers to compete based on technological expertise, resources, price, or some other basis.

We encounter many of the same competitors in our target markets. Some examples of these competitors include:

•	Federal systems integrators such as CACI International Inc., Computer Sciences Corporation, ManTech International Corporation, NCI Inc., and Science Applications International Corporation;

•	divisions of large defense contractors such as General Dynamics Corporation, L-3 Communications, Lockheed Martin Corporation, and Northrop Grumman Corporation;

•	consulting firms such as Accenture Ltd., Booz Allen Hamilton Inc., and International Business Machines Corporation; and

•	other smaller and specialized government IT contractors, often receiving advantages under U.S. Small Business Administration programs.

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

The U.S. government market is highly competitive. The U.S. government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various services or products at established general terms and conditions. Such processes include purchasing services and solutions using ID/IQ and GSA contract vehicles. This trend has served to increase competition for U.S. government contracts.

Additionally, small businesses are growing in the government services industry due, in large part, to changes in policy and goals by the government providing set-aside funds to bidders that qualify as small, small-disadvantaged or minority-owned businesses, or other such programs. We are not eligible to perform as a prime contractor and are restricted to a minority ownership interest and a maximum of 49% of the work as a subcontractor on such programs. We may establish teaming relationships or joint ventures with small businesses to enable us to compete on certain contracts.

Backlog

Backlog represents the estimated amount of future revenue to be recognized under existing signed contracts and includes funded and unfunded orders. As of June 30, 2012, we expected to recognize approximately 26% of our backlog as revenue during the next twelve months. For additional discussion of backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the seasonality of our business.

Regulatory Matters

U.S. Government Contracts

The vast majority of our business consists of contracts with the U.S. government, which has a highly structured and regulated competitive procurement process. Our U.S. government contracts are funded by agency budgets that operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. If Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, a continuing resolution is typically enacted. A continuing resolution generally allows government agencies to operate at spending levels approved in the previous budget cycle; however, this may delay funding on some of our current programs and possible future contract awards. Further, in some instances, Congress does not enact a continuing resolution which could lead to significant non-reimbursable costs. Due to the structure of the federal budget process, our federal government contracts are typically not fully funded at inception even though these contracts may extend several years into the future. These longer term contracts may also include option years which may not be exercised. Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the government. If such a contract is terminated for convenience, we would typically be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit. However, federal government budget pressures may constrain our ability to recover costs associated with terminations for convenience.

In August 2011, Congress enacted the Budget Control Act, or the Act, which committed the U.S. federal government to significantly reduce the federal deficit over ten years. The Act established caps on discretionary spending through 2021. It also established a Joint Committee of Congress, or the Joint Committee, that was responsible for identifying an additional $1.5 trillion in deficit reductions. The Joint Committee was unable to identify the additional deficit reductions by the deadline, thereby triggering a second provision of the Act called “sequestration.” Sequestration calls for automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period beginning in 2013. There is uncertainty as to whether these automatic cuts will survive the upcoming presidential election. We are unable to predict the impact that either identified or automatic cuts would have on funding for our individual programs.

When working with U.S. government agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. The Federal Acquisition Regulation, or FAR, which mandates uniform policies and procedures for U.S. government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that provide implementing language for the FAR or that supplement the FAR, with which we must also comply.

Other federal regulations (a) require certification and disclosure of cost or pricing data in connection with contract negotiations; (b) govern reimbursement rights under cost-based contracts; and (c) restrict the use, dissemination and exportation of products and information for national security purposes. In some cases, these regulations allow the government significant visibility into our financial data. While this is customary in federal government contracting, it may limit the overall profit margins in our business as compared to companies serving customers other than the federal government.

For more information on risks relating to U.S. government contracts, see “Risk Factors” included in this annual report on Form 10-K.

Prime Contracts and Subcontracts

We were the prime contractor on contracts representing 87%, 90% and 91% of our total revenue for the fiscal years ended June 30, 2010, 2011 and 2012, respectively. When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex contracts or to more completely address a particular client’s requirements. When we are the prime contractor on a contract, we are ultimately responsible for the overall contract as well as the performance of our subcontractors. Operating as a prime contractor generally positions us to establish better client relationships, exert more control and influence over results, have clearer visibility into future opportunities, and typically earn higher profit margins. Serving as the prime contractor also subjects us to additional risks and responsibilities. See “Risk Factors” of this annual report on Form 10-K for further discussion.

Single Award Contracts

Under single award contracts with defined statements of work, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Single award federal government contracts accounted for approximately 19%, 26% and 28% of our total revenue for the fiscal years ended June 30, 2010, 2011 and 2012, respectively.

Multiple Award Contracts

Under ID/IQ contracts, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific ID/IQ contracts, BPAs, GWACs and GSA schedule contracts. These umbrella contracts, often referred to as vehicles, outline the basic terms and conditions under which federal government agencies may order services. ID/IQ contracts are typically managed by one sponsoring agency, and may be either for the use of a specific agency or available for use by any other agency of the federal government. ID/IQ contracts designated by the Office of Management and Budget, or OMB, for use by any agency of the federal government are referred to as GWACs.

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

GSA schedule contracts contain listings of commercial services and products, along with their respective prices. The schedules are maintained by the GSA for use by any federal agency or other authorized entity, including state and local governments. When an agency selects services under a GSA schedule contract, the competitive process is limited to qualified GSA schedule contractors.

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with multiple award contracts, these vehicles have been utilized frequently in the last decade and are held by many contractors. Agency-specific ID/IQs have become increasingly prevalent, particularly in the Defense Department. Access to the relevant vehicles is critical for contractors intending to do business with a specific agency. Task orders under multiple award contracts, including ID/IQs, BPAs and GSA schedule contracts, accounted for approximately 81%, 74% and 72% of our total revenue for the fiscal years ended June 30, 2010, 2011 and 2012, respectively.

Contract Types

Contracts with our federal government customers generally have one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

•	Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. The fee may be fixed or it may vary and be awarded to the contractor based on performance.

•	Time-and-materials contracts. Time-and-materials contracts provide for a fixed hourly rate for each direct labor hour expended plus reimbursement of allowable material costs and out-of-pocket expenses.

•	Fixed-price contracts. Fixed-price contracts provide for a pre-determined fixed price for specified products and/or services. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss.

Each of these contract types presents advantages and disadvantages. Cost-plus-fee contracts generally subject us to lower risk. However, not all costs are reimbursed under these types of contracts, and the government carefully reviews the costs we charge. In addition, negotiated base fees on cost-plus-fee contracts are generally lower than projected profits on fixed-price or time-and-materials contracts, consistent with our lower risk. Under time-and-materials contracts, we are also generally subject to lower risk; however our profit may vary if actual labor hour costs vary significantly from the negotiated rates. Fixed-price contracts typically involve the highest risk and as a result have higher fee levels and offer us additional profits if we can complete the work for less than the contract amount. However, fixed-price contracts require that we absorb cost overruns, should they occur.

Contract profit margins are generally affected by the type of contract. An important part of growing our operating income is to increase the amount of services delivered under fixed-price contracts, which present more risk to deliver, but may result in higher profit. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Fiscal Year Ended June 30,
	2010	2011	2012
Cost-plus-fee	36%	34%	32%
Time-and-materials	40%	38%	36%
Fixed-price	24%	28%	32%

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

Intellectual Property

The majority of our revenue is earned through our technical services, which we believe are generally not dependent upon patent protection. Our intellectual property portfolio is limited and includes trade secrets as well as trademarks, copyrights and patents. We occasionally license software and other technology protected by license agreements and trade secret and copyright law. We do not typically license our patents to customers. Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

Item 1A. RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this annual report on Form 10-K, in evaluating our Company. If any of the risks described below actually occurs, our business, financial results and financial condition could be materially adversely affected.

Risks Related to Our Business

Federal Government Contracting Risks: Our largest customer, the U.S. federal government, accounts for the vast majority of our revenue and earnings. Inherent in the government contracting process are unique risks which may materially and adversely affect our business and profitability.

Revenue from services provided as a prime contractor or subcontractor on contracts with federal government clients accounts for approximately 98% of our revenue for the fiscal year ended June 30, 2012. In the federal government market customer relationships involve certain unique risks.

•	A reduction in federal government spending or changes in spending policies or budget priorities. Changes in spending levels and budget priorities may result from changes in U.S. government leadership, the number of and intensity of and strategy related to military conflicts, the growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, disruptions in the U.S. Treasury bond markets, shifts in spending priorities as a result of competing demands for federal funds, in-sourcing efforts aimed at improving the organic capabilities of the federal government, or other factors.

•	The failure by Congress to pass the annual budget on a timely basis may delay funding we expect to receive from clients on work we are already performing and may result in any new initiatives being delayed, and potentially cancelled.

•	A delay by Congress to raise the amount of U.S. federal government debt. The amount of U.S. federal government debt is limited by statute, and this so-called debt ceiling can only be raised by an act of Congress. If Congress does not timely act to raise the debt ceiling when necessary, federal government spending would be subject to reduction, suspension or cancellation.

•	The Budget Control Act of 2011 which, absent further Congressional action, calls for automatic spending cuts of $1.2 trillion over a nine-year period beginning in 2013. The impact of sequestration is unknown as these reductions are not currently part of the federal budget, however, certain of our programs or pending bids may be reduced in scope or cancelled altogether.

•	Federal government contracts generally are not fully funded at inception. These contracts typically span one or more base years and multiple option years. Congress generally appropriates funds for these contracts for only one year at a time. The government generally has the unilateral right to reduce or modify contracts or subcontracts, or decline to exercise an option to renew a multi-year contract.

•	We generally encounter intense competition to win federal government contracts. We spend substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability. Increased competition in the industry may cause some of the services we provide to become “commoditized” and more competitively priced causing downward pressure on profit margins.

•	Many federal government contract award decisions are subject to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract.

•	Government regulations on organizational conflicts of interest, which may limit our ability to compete for or perform certain contracts. The government could determine that an organizational conflict of interest or other conflict of interest, such as a personal conflict of interest, exists. If a conflict is perceived or exists we may be deemed unable to render impartial assistance or advice to the government. Therefore, we may be ineligible to compete for certain procurements as it would create an unfair competitive advantage.

•	Many government contracts require that our employees maintain various levels of security clearances and that we have certain facility security clearances. To the extent we are not able to obtain facility clearances, engage employees with the required security clearances for a particular contract, or maintain connections to controlled government information systems, we may not be able to bid or win new contracts, or effectively re-compete on expiring contracts.

•	Federal government contracts generally allow the government to terminate a contract, with short or no prior notice, for convenience, as well as for default in the event we fail to meet contractual obligations. If a government client terminates one of our contracts for convenience, we would generally be able to recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination for default could expose us to liability for the client’s costs of re-procurement, damage our reputation, and impair our ability to compete for future contracts.

•	Our federal customers may cancel pending solicitations, decline to exercise options on existing contracts, or determine not to allot additional funding to cost-reimbursement contracts despite the fact that we may have incurred costs related to pursuing a particular opportunity. The government may also reduce contract scope pursuant to the Federal Acquisition Regulation, or FAR, “Changes” clause, cancel multi-year contracts if funds are not available for contract performance for a subsequent program year, suspend or delay performance, issue stop work orders, opt not to purchase more than the minimum under an indefinite delivery/indefinite quantity contract, terminate contracts for the Government’s convenience, or not renew programs. With fewer federal funds available, issues once resolved as routine contract administration matters (e.g., requests for equitable adjustments, change orders, economic price adjustments, delay claims, etc.) may increasingly lead to more litigation. Extensive contract terminations or contract scope reductions could require us to lay-off employees and incur significant severance, relocation and facility closing costs, reducing our revenues and margins.

•	In connection with the Small Business Administration, or SBA, set-aside program, the government may decide to restrict certain procurements only to bidders that qualify as small, small-disadvantaged, minority-owned businesses, or other such programs. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a minority ownership interest and a maximum of 49% of the work as a subcontractor on such programs. An increase in the amount of procurements under the set-aside program may affect our ability to bid on new procurements as a prime contractor, or restrict our eligibility to compete on incumbent work that is set aside for small businesses.

Security Threats: Our business could be negatively impacted by cybersecurity threats and other disruptions.

Like others in our industry, we continue to face advanced and persistent attacks on our information infrastructure. These may include sophisticated malware introduced through, amongst other methods, phishing emails. When activated, typically by an unknowing recipient, these malware may attempt to surreptitiously capture data input or run malicious software enabling, for example, remote control and possible data exfiltration. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Persistent information infrastructure and cybersecurity threats require significant management attention and resources, and potentially can disrupt our business and may expose sensitive personally identifiable and other critical information of our customers, their employees or our own employees, and other parties with whom we conduct business. Failure to comply with our network security and data privacy legal and contractual obligations may result in legal actions, contract terminations and payment of damages to impacted parties. Any such failure may also require increased expenditures for information infrastructure security and monitoring and may damage our reputation among our customers and the public, possibly resulting in a material increase in our costs and/or reduction in our revenues.

If the systems that we install fail or have significant delays or errors, or products or services we supply have defects, we may be liable, which could adversely affect our results of operations and harm our reputation.

Many of the systems we develop, install, and maintain involve managing and protecting information used in intelligence, national security, and other sensitive or classified government functions. Some of our contracts provide critical products and services related to aviation, other transportation systems, space communications and other important civil and government functions having potential for significant economic or personal liabilities. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of these systems or other failure could materially reduce our revenue.

If our solutions, services, products or other applications have defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	Lose revenues due to adverse customer reaction;

•	Be required to provide additional services to a customer at no charge or pay re-procurement costs;

•	Receive negative publicity that could damage our reputation and adversely affect our ability to attract or retain customers;

•	Suffer claims for substantial damages against us; and

•	Face material claims for damage to personal property and injuries including loss of life.

In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work, canceling contracts or failing to renew contracts. We may have agreed to indemnify our customers fully for damages and third party claims, we may have failed to obtain adequate contractual limitations of liability, and we may be found liable for material direct, indirect, consequential, or punitive damages.

Compliance with Laws and Regulations: Our failure to comply with complex laws and regulations could cause us to lose business and subject us to a variety of penalties.

We must comply with laws and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and may impose added costs on our business. These laws and regulations are related to, for example, procurement integrity, disclosure of cost and pricing data, allowability of costs, national security, and employment practices. Failure to comply with any of these regulations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with the federal government. Among the most significant of these regulations are:

•	the FAR and supplements, which regulate the formation, administration and performance of U.S. government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations

•	the False Claims Act, which provides for substantial civil and criminal penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and

•	U.S. government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.

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

As a government contractor, we are subject to routine audits and investigations by U.S. government agencies such as the DCAA and the Inspectors General for various agencies with which we contract in the ordinary course of business. These agencies review, among other things, a contractor’s performance under its contracts, cost structure, pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards, including U.S. government Cost Accounting Standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, cost accounting, labor, billing, compensation, other management information systems and indirect rates and pricing practices.

Any costs found to be improperly charged or allocated to a government contract or not properly supported with sufficient documentation will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, unilateral reductions of our fees, suspension of payments, fines and suspension or prohibition from doing business with U.S. federal government agencies. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Contract Estimation and Performance Risk: If we fail to estimate costs accurately or we or our subcontractors or joint venture partners fail to effectively perform our contractual obligations, our reputation, our ability to obtain future business, and our revenue and operating results could suffer.

Our contracts are typically awarded through a competitive bidding process. We may lose money on some contracts if, in the bidding process, we underestimate the resources we need to perform under the contract. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be adversely affected. Specifically, our fixed-priced contracts involve greater financial risk due to the potential for cost overruns. Failure to timely meet contractual requirements under fixed-price contracts or that contain a fixed price component may result in additional costs to satisfy obligations to our customers, reductions in profit, payment of damages or penalties, or termination of the contract.

We often rely significantly upon other companies, such as subcontractors or joint venture partners, to perform work we are obligated to deliver to our clients. Subcontractor costs represent approximately 30% of our total cost of services for fiscal 2012. If our subcontractors or joint venture partners fail to deliver their services or products on time, or violate government contracting policies, laws or regulations, our ability to complete our contracts may be adversely affected which may have a material and adverse impact on our revenue and profitability. If we are the prime contractor and our subcontractors fail to perform as agreed, we may be liable to our customers for penalties, lost profits and additional costs to satisfy our contractual obligations. If our joint venture partners fail in their obligations, the joint ventures may be unable to adequately perform and deliver the contracted services. We may then be required to make additional investments and provide additional services to ensure the performance and delivery of the contracted services. The penalties or payments for lost profits associated with our subcontractors or joint venture partners failing to perform may have a material and adverse effect on our profitability and could have a negative impact on our reputation and ability to procure other government contracts in the future.

Employee Hiring and Retention: If we fail to attract and retain qualified employees, we might not be able to staff recently awarded contracts and sustain our profit margins and revenue growth.

As an advanced information technology and technical services company, our business is labor intensive, and, therefore, our ability to attract and retain highly qualified individuals who work well with our clients in a government environment is an important factor in determining our success. Some of our government contracts require us to employ individuals who have particular security clearances issued by the Department of Defense or other government agencies. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded contracts and to maintain and grow our business could be limited. We are operating in a tight labor market for cleared personnel and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer.

Acquisition Risks: If we fail to manage acquisitions successfully, our revenue and operating results may be impaired.

Part of our growth strategy may include pursing acquisitions. Identification and valuation of acquisition targets and closing complicated transactions involve significant risks to our business. In pricing acquisitions, we may make overly optimistic assumptions of future business growth. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential liabilities of a particular acquisition. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions. Additionally, these transactions often require substantial management resources and may divert our attention away from day-to-day operations.

Integrating acquired operations of the acquisitions we choose to complete is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment. Acquisitions may involve incurrence of additional indebtedness which may constrain further growth and include restrictive financial covenants that, if not complied with, may lead to default. Acquisitions may also increase organizational conflicts of interest, impacting current business and limiting further growth.

In addition, we periodically divest businesses that are no longer part of our ongoing strategic plan. These divestitures may result in losses on the sale of the business. Additionally, as a part of a transaction, it is customary to agree to certain indemnification obligations related to the divestiture. The indemnification period generally expires one to two years after the transaction date, however fraud and tax indemnifications last longer. If claims or other costs are incurred related to the divestiture, our financial results may be adversely affected.

Intellectual Property Risks: We have very limited ability to protect our intellectual property, which is important to our success. Our failure to adequately protect our proprietary information and intellectual property rights could adversely affect our competitive position. In conducting our business, we may infringe the rights of others.

We rely principally on trade secrets to protect much of our intellectual property where patent protection is not feasible and/or copyright protection is not appropriate. However, trade secrets are difficult to protect. Confidentiality agreements may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected. Moreover, use of our trade secrets in performing contracts with the U.S. government can result in the government obtaining license rights in these trade secrets. We have a limited patent portfolio in the United States and Europe and in some cases our intellectual property rights may be limited to only the United States and certain other jurisdictions.

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

Insurance Risks: Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We attempt to obtain adequate insurance to cover many of our significant risks and liabilities. Not every risk or liability can be protected by insurance, and for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses incurred. Securing more coverage may impact profitability. Because of the limitations in overall available coverage or our business decisions regarding the amount of coverage that we choose to secure, we may have to bear substantial costs for uninsured losses that could have a material adverse effect on our results of operations, financial position and liquidity.

Litigation Risks: We are a defendant in pending litigation and may be subject to future litigation which may have a material and adverse impact on our profitability.

We are subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. government, state, local and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings, we could be faced with penalties, fines, repayments or compensatory damages or could lead to suspension or debarment from future U.S. government contracting. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts.

We are also involved in various claims and lawsuits arising in the normal conduct of our business including but not limited to various employment litigation matters and investigations or charges before administrative agencies. We can give no assurance that the outcome of any such matter would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur charges which may have a material and adverse impact on our financial position, liquidity and earnings.

Impairment of Assets: Changes in future economic or business conditions could cause recorded goodwill or other intangible assets to become impaired, resulting in material losses and write-downs that would reduce our operating income and financial position.

Goodwill and other intangible assets account for approximately 80% of our recorded total assets. Goodwill is allocated to each of our business groups and each group is evaluated separately for impairment annually, or more frequently when evidence of potential impairment exists. Trade names are also tested for impairment annually, or more frequently when evidence of potential impairment exists. The annual impairment tests are based on many inputs requiring judgment. Given the current industry conditions and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions used in our goodwill and trade names impairment analyses will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or profitability are not achieved, or we experience adverse changes in market factors such as discount rates or valuation multiplies derived from comparable publicly traded companies, we may be required to recognize goodwill or trade names impairment charges in future periods.

As part of the annual impairment test, we tested the goodwill of each of our four reporting units as of April 1, 2012. The estimated fair values of each reporting unit exceeded their respective carrying values. We also tested the trade names for impairment as of April 1, 2012 and the estimated fair value of the trade names exceeded the carrying value. Based on these analyses, we concluded that the goodwill and trade names were not impaired, although there was not a significant excess of fair value over carrying value.

Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our financial health and operating flexibility.

We have a substantial amount of indebtedness. As of June 30, 2012, we had approximately $1,135.0 million of senior indebtedness comprised of $735.0 million on our senior secured Term Loan B Facility and $400.0 million of the Notes. In addition, we have available approximately $100.0 million of additional borrowing capacity under a five-year senior secured revolving credit facility, or the Revolver. Together the Revolver and the Term Loan B Facility are our “Senior Secured Credit Facilities.”

Our substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due, in respect of our indebtedness. Our substantial debt could also have other significant consequences. For example, it could:

•	increase our vulnerability to general adverse economic, competitive and industry conditions;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general corporate purposes or other purposes on satisfactory terms, or at all;

•	require us to utilize a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available to us for operations and any future business opportunities;

•	expose us to the risk of increased interest rates on the un-hedged portion of our Senior Secured Credit Facility borrowings, which are at variable rates of interest;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our planning flexibility for, or ability to react to, changes in our business and the industries in which we operate;

•	limit our ability to adjust to changing market conditions, react to competitive pressures and adverse changes in government regulation;

•	limit our ability or increase the costs to refinance indebtedness;

•	limit our ability to enter into hedging transactions by reducing the number of counterparties with whom we can enter into such transactions, as well as the volume of those transactions; and

•	place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

If we fail to make any required payment under our Senior Secured Credit Facilities or to comply with any of the covenants included therein, we will be in default. Lenders under such facilities could accelerate the maturity of the indebtedness and foreclose upon our assets securing such indebtedness. Other creditors might then accelerate other indebtedness. If any of our creditors accelerate the maturity of their indebtedness, we may not have sufficient assets to satisfy our obligations under the Senior Secured Credit Facilities or our other indebtedness, including the Notes.

Our ability to generate the significant amount of cash needed to pay interest and principal on the Notes and service our other debt and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make payments on and refinance our debt, including the Notes, amounts borrowed under our Senior Secured Credit Facilities and other financial obligations, and to fund our operations depends on our ability to generate substantial operating cash flow. Our cash flow generation depends on our future performance, which is subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.

If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt and/or seeking additional equity capital. Any of these potential remedies may not be effected on commercially reasonable terms, or otherwise be available. In addition, the indenture governing the Notes and the credit agreement governing our Senior Secured Credit Facilities may limit the availability or effectiveness of certain remedies, including the use of proceeds from divested assets. In the absence of sufficient operating results and/or limitations on remedies available to us, we could face substantial liquidity problems.

The right to receive payments on the Notes is junior to that of lenders who have a security interest in our assets.

The indenture governing the Notes permits us to incur certain secured indebtedness, including indebtedness under the Senior Secured Credit Facilities. Our obligations under the Notes and our guarantors’ obligations under their guarantees of the Notes are unsecured, but our obligations under our Senior Secured Credit Facilities and each guarantor’s obligations under their respective guarantees of the Senior Secured Credit Facilities are secured by a security interest in substantially all of our and our guarantors’ assets, including pledges of all or a portion of the capital stock of our and our guarantors’ subsidiaries. If we are declared bankrupt or insolvent, or if we default under our Senior Secured Credit Facilities, the lenders could declare all of the funds borrowed thereunder, together with any accrued and unpaid interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on or otherwise enforce the pledged assets to the exclusion of holders of the Notes and the guarantees on the Notes, even if an event of default exists under the indenture at such time. Furthermore, if the lenders foreclose on and sell or otherwise enforce the pledged equity interests in any guarantor, then such guarantor will be released from its guarantee of the Notes automatically upon such sale if the guarantor is no longer a subsidiary of ours, provided that such sale is made in compliance with the provisions of the indenture.

We and our subsidiaries may incur substantial additional indebtedness in the future, including indebtedness incurred in connection with future acquisition or combination transactions. Although the indenture governing the Notes and our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Any additional secured borrowings would effectively be senior to the Notes and the related guarantees to the extent of the value of the assets securing such indebtedness. Moreover, the indenture governing the Notes does not impose limitation on our incurrence of liabilities that are not considered “Indebtedness” under the indenture. If we incur additional debt, the risks associated with our increased leverage, including our possible inability to service our debt, would increase.

In any such event, because the Notes and the guarantees of the Notes are not secured by any of our or our guarantors’ assets, it is possible that there would be no assets remaining from which claims of the holders of Notes could be satisfied or, if any assets remained, that they would be insufficient to satisfy such claims fully.

We may not be able to raise the money necessary to finance the change of control offer required by the indenture.

Upon the occurrence of a change of control as defined in the indenture governing the Notes, we will be required to offer to repurchase all outstanding Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the Notes and we may be required to secure third-party financing to do so. We may not be able to obtain this financing on commercially reasonable terms, or on terms acceptable to us, or at all. Further, we may be contractually restricted under the terms of our Senior Secured Credit Facilities from repurchasing all of the Notes tendered by holders of the Notes upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the Notes unless we are able to refinance or obtain waivers under our Senior Secured Credit Facilities. Our failure to repurchase the Notes upon a change of control would cause a default under the indenture that governs the Notes and a cross-default under the Senior Secured Credit Facilities. If any change of control occurs, we cannot assure you that we will have sufficient funds to satisfy all of our debt obligations.

The change of control provisions in the indenture that govern the Notes may not protect holders of the Notes in the event we consummate a highly leveraged transaction, reorganization, restructuring, merger or other similar transaction, unless such transaction constitutes a change of control under the indenture that governs the Notes. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change in the magnitude required under the definition of change of control in the indenture that governs the Notes to trigger our obligation to repurchase the Notes. Except as otherwise described above, the indenture that governs the Notes does not contain provisions that permit the holders of the Notes to require us to repurchase or redeem the Notes in the event of a takeover, recapitalization or similar transaction. If an event occurs that does not constitute a “Change of Control” as defined in the indenture that governs the Notes, we will not be required to make an offer to repurchase the Notes and holders may be required to continue to hold Notes despite the event.

We are subject to certain fraudulent transfer and conveyance statutes that may have adverse implications for the holders of our debt.

Under relevant federal and state fraudulent transfer and conveyance statutes, in a bankruptcy or reorganization case or a lawsuit by or on behalf of our unpaid creditors, a court could avoid (cancel) or subordinate the Notes or the guarantee of any subsidiary guarantor to our or the subject subsidiary guarantor’s presently existing and future indebtedness and take other action detrimental to the holders of the Notes, including, under certain circumstances, invalidating the Notes or the applicable guarantee. For a fraudulent conveyance claim to succeed, the claimant generally must show that at the time the obligation was incurred, the obligor did so with the intent of hindering, delaying or defrauding current or future creditors, or receiving less than reasonably equivalent value or fair consideration for issuing the Notes or incurring the guarantee, as applicable, and:

•	was insolvent or was rendered insolvent by reason of the incurrence of the obligation;

•	was engaged, or about to engage, in a business or transaction for which its assets constituted unreasonably small capital;

•	intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured; or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment the judgment is unsatisfied.

The measure of insolvency for purposes of the foregoing considerations varies depending upon the law of the jurisdiction that is being applied in the relevant legal proceeding. Generally, however, an obligor would be considered insolvent if, at the time it incurs the obligation, either:

•	the sum of its debts, including contingent liabilities, is greater than its assets, at a fair valuation; or

•	the present fair saleable value of its assets is less than the amount required to pay the probable liability on its total existing debts and liabilities, including contingent liabilities, as they become absolute and matured.

On the basis of historical financial information, recent operating history, and other factors, we believe that we are not insolvent nor rendered insolvent thereby, do not have unreasonably small capital for the business in which we are engaged and have not incurred debts beyond our ability to pay such debts as they mature. However, courts may apply different standards in making these determinations or a court may not agree with our conclusions in this regard.

The interests of our indirect parent, Sterling Holdco, and its controlling stockholders may differ from the interests of the holders of our debt.

The interests of our indirect parent, Sterling Holdco, and/or its controlling stockholders, the PEP Funds, may differ from the holders of our debt in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Sterling Holdco and/or its controlling stockholders might conflict with the interests as a debt holder. The PEP Funds and their respective affiliates may also have an interest in pursuing acquisitions, combinations, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a debt holder. Additionally, the indenture governing the Notes permits us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the controlling stockholders may have an interest in our doing so.

The PEP Funds and their respective affiliates are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of these holders may differ from the holders of our debt in material respects. In addition, to the extent that the PEP Funds or their affiliates own or acquire a material or substantial interest in one or more companies that provide services or products to the U.S. government, our affiliation with any such company through the PEP Funds could create organizational conflicts of interest and similar issues for us under federal procurement laws and regulations.

The Notes are registered but since there is no public market for the Notes, you may not be able to resell your Notes.

The Notes are registered under the Securities Act, but constitute a new issue of securities with no established trading market, and we have not listed the Notes on any securities exchange or included them in any automated quotation system. There can be no assurance as to the liquidity of any trading market that may develop; the ability of holders to sell the Notes; or the price at which the holders would be able to sell the Notes.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market for the Notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of the Notes. In addition, the Notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar notes and the interest of securities dealers in making a market in the Notes, our operating performance and financial condition, our prospects or the prospects for companies in our industry generally and other factors, including those described herein.

The trading prices for the Notes are directly affected by many factors, including our credit rating.

Credit rating agencies continually revise their ratings for companies they follow or discontinue rating companies, including us. Any ratings downgrade or decisions by a credit rating agency to discontinue rating us could adversely affect the trading price of the Notes, or the trading market for the Notes, to the extent a trading market for the Notes develops. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the Notes.

Restrictive covenants in the Senior Secured Credit Facilities and the indenture may restrict our ability to pursue our business strategies.

Our Senior Secured Credit Facilities and the indenture governing the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long term best interests. These agreements governing our indebtedness include covenants restricting, among other things, our ability to:

•	incur additional indebtedness;

•	create liens;

•	engage in mergers or consolidations;

•	sell or transfer assets, including capital stock of our subsidiaries;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, including acquisitions, loans, advances or guarantees;

•	prepay the Notes and certain subordinated indebtedness;

•	engage in certain transactions with affiliates;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; and

•	amend material agreements governing the Notes and certain subordinated indebtedness.

In addition, our revolving credit facility requires us to maintain a maximum net senior secured leverage ratio.

A breach of any covenant contained in either our Senior Secured Credit Facilities or the indenture governing the Notes could result in a default under those agreements. If any such default occurs, the lenders under our Senior Secured Credit Facilities or the holders of the Notes, as the case may be, may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the Notes would cause a default under the Senior Secured Credit Facilities, and the acceleration of debt under the Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indenture governing the Notes (assuming the amount of that debt is in excess of $25.0 million). The lenders under our Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under our Senior Secured Credit Facilities, the lenders under these facilities will have the right to proceed against the collateral granted to them to secure that debt, which includes the available cash of our subsidiaries that guarantee the Senior Secured Credit Facilities. If the debt under our Senior Secured Credit Facilities or the Notes becomes due and payable, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

Notwithstanding the restrictions on our ability to pay dividends, redeem or purchase capital stock and make certain other restricted payments, the indenture governing the Notes allows us to make significant restricted payments in certain circumstances.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company leases its office facilities. At June 30, 2012, the Company had approximately 1.1 million square feet of floor space at approximately 57 separate locations, primarily in the U.S., with facilities located in 20 states and the District of Columbia. The Company has leased its corporate headquarters at 4300 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. The lease for its headquarters expires on December 31, 2015.

Item 3.  LEGAL PROCEEDINGS

The Company is subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local and foreign governments for taxes. The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, including but not limited to various employment litigation matters and investigations or charges before administrative agencies. Although the Company can give no assurance, based upon management’s evaluation, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al , Case No. 6354 (Del. Ch.)) purportedly on behalf of itself and other stockholders of the Company against the Company, the Board of Directors, Providence, Sterling Holdco Inc., or Sterling Holdco, Sterling Merger Inc., a Delaware corporation, or Merger Sub, and Sterling Parent Inc., a Delaware corporation, or Parent. On April 29, 2011, SEPTA filed an amended complaint, and filed a second amended complaint on June 23, 2011, both of which also named the PEP Funds. The second amended complaint alleges, among other things, (1) that the Board breached its fiduciary duties by, among other things, failing to take steps to maximize the value of the merger consideration to its public stockholders and conveying substantial payments to existing officers of the Company, Providence, Sterling Holdco, Parent and Merger Sub at the unfair expense of the public stockholders and by failing to make certain disclosures, (2) that Dr. Ernst Volgenau breached his duty of loyalty and entire fairness in planning, structuring, and timing the merger to benefit himself as well as Providence, Sterling Holdco, Parent and Merger Sub, and that Dr. Stanton Sloane breached his duty of loyalty and entire fairness by using his position as chief executive officer to encourage and facilitate the buyout, (3) that Providence, the PEP Funds, Sterling Holdco, Parent and Merger Sub aided and abetted these purported breaches of fiduciary duties, and (4) that Dr. Volgenau’s rolling over of a portion of his shares for equity in the new Company violated the Company’s charter. The second amended complaint seeks to rescind the merger or recover money damages on behalf of the Company’s stockholders caused by the alleged breaches of fiduciary duties. On December 23, 2011, defendants answered the second amended complaint, and discovery is underway. Pending before the court are: (1) the Company’s motion for judgment on the pleadings with respect to SEPTA’s claim that Dr. Volgenau’s rollover violated the Company’s charter; and (2) the parties’ motions to amend the scheduling order.

On April 25, 2011, Andrei Sinioukov filed a lawsuit in the United States District Court for the Eastern District of Virginia (captioned Sinioukov v. SRA Int’l, Inc., et al, Civil Action No. 1:11-cv-447 (E.D. Va. filed Apr. 25, 2011)), purportedly on behalf of himself and other stockholders of the Company, against the Company, the Board of Directors, Providence, Parent and Merger Sub. The complaint alleges, among other things, (1) that the Board breached its fiduciary duties by, among other things, failing to take steps to maximize the value of the merger consideration to the Company’s public stockholders, and providing inadequate proxy disclosures, (2) that the Company and Providence aided and abetted these purported breaches of fiduciary duties, and (3) that the Board and Providence, made inadequate proxy disclosures under section 14(a) of the Securities Exchange Act of 1934 (and that they are liable under a derivative section 20(a) control person theory).

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

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. All of our issued and outstanding common stock is owned by Sterling Parent, which is wholly-owned by Sterling Holdco. As of August 13, 2012, there were five holders of record of common stock of Sterling Holdco.

Item 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth selected historical consolidated financial and operating data for our business. The selected consolidated financial and operating data are presented for two periods: Predecessor and Successor, which relate to the period from July 1, 2011 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period July 21, 2011 to June 30, 2012 (succeeding the Transaction), respectively.

In fiscal 2012, we began separately disclosing amortization of intangible assets and transaction costs in our statements of operations.  All prior period balances have been reclassified to conform to the current period presentation.

We sold the airport operations solutions component of Era Systems, or Era, in the second quarter of fiscal 2011 and Era’s foreign air traffic management and military and security component in the second quarter of fiscal 2012. We also sold the Global Clinical Development, or GCD, business in the first quarter of fiscal 2012. All financial data presented below are from continuing operations (unless otherwise noted) and reflect the presentation of Era and GCD as discontinued operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” for more information.

The selected financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and accompanying notes included in this annual report on Form 10-K.

	Predecessor					Successor
	Fiscal Year Ended June 30,				July 1, 2011 through	July 21, 2011 through
	2008	2009	2010	2011	July 20, 2011	June 30, 2012
	(dollars in thousands)
Statement of Operations Data:
Revenue	$1,462,650	$1,463,931	$1,614,532	$1,704,991	$99,308	$1,575,872
Operating costs and expenses:
Cost of services	1,119,940	1,104,384	1,224,768	1,283,878	78,550	1,191,256
Selling, general and administrative	197,135	221,419	223,385	242,976	13,721	215,369
Depreciation and amortization of property and equipment	15,210	15,863	16,712	15,432	837	14,186
Amortization of intangible assets	9,087	8,283	7,418	8,551	442	91,551
Sale of Constella Futures Holding, LLC	-	(1,939)	1,889	-	-	-
Transaction costs (1)	-	-	-	8,373	68,069	699
Total operating costs and expenses	1,341,372	1,348,010	1,474,172	1,559,210	161,619	1,513,061
Operating income (loss)	121,278	115,921	140,360	145,781	(62,311)	62,811
Interest expense	(3,288)	(5,104)	(1,202)	(859)	(19)	(101,715)
Interest income	4,238	2,245	1,838	741	13	85
Gain on sale of Mantas, Inc.	892	-	-	-	-	-
Income (loss) from continuing operations before income taxes	123,120	113,062	140,996	145,663	(62,317)	(38,819)
Provision for (benefit from) income taxes	48,739	44,710	52,075	53,991	(18,462)	(14,768)
Income (loss) from continuing operations	$74,381	$68,352	$88,921	$91,672	$(43,855)	$(24,051)
Balance Sheet Data (as of period end):
Cash and cash equivalents	$229,260	$74,683	$98,113	$171,758	$213,545	$3,647
Working capital (2)	361,058	192,065	235,416	313,418	315,581	100,531
Total assets	1,111,704	931,007	944,750	1,133,448	1,179,063	2,088,306
Long-term debt	150,000	75,000	-	-	-	1,127,521
Total stockholders’ equity	692,936	741,620	771,563	861,043	846,039	475,848
Other Financial Data:
Net cash provided by (used in):
Operating activities (3)	$83,797	$90,636	$96,700	$176,575	$43,136	$54,215
Investing activities (3)	(199,585)	(142,408)	(1,182)	(115,848)	(1,876)	(1,736,302)
Financing activities (3)	133,014	(100,878)	(71,433)	12,821	505	1,472,380
Depreciation and amortization of property and equipment	15,210	15,863	16,712	17,149	940	15,869
Amortization of intangible assets	9,087	8,283	7,418	8,551	442	91,551
Capital expenditures (3)	(10,763)	(15,057)	(13,366)	(19,493)	(1,876)	(10,741)
Other Operating Data:
Funded backlog (4)	$698,800	$721,300	$724,400	$778,900	N/A (6)	$776,900
Unfunded backlog (4)	3,157,300	3,258,400	3,646,800	3,481,800	N/A (6)	2,818,200
Total backlog (4)	$3,856,100	$3,979,700	$4,371,200	$4,260,700	N/A (6)	$3,595,100

Days sales outstanding (5)	76	72	69	69	N/A (6)	64

(1)	Transaction costs include legal, accounting and other expenses, including accelerated stock compensation expense, incurred in connection with our acquisition by private equity investments funds sponsored by Providence.

(2)	Working Capital is defined as total current assets (excluding current assets of discontinued operations) minus total current liabilities (excluding current liabilities of discontinued operations).

(3)	Includes results of discontinued operations.

(4)	For a discussion of backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Contract Backlog.”

(5)	We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the quarter. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to acquisitions and divestitures if necessary.

(6)	This data was not compiled as of July 20, 2011.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows is organized to:

•	provide an overview of our business;
•	describe selected key metrics evaluated by management;
•	explain our critical accounting policies and estimates;
•	describe certain line items in our statements of operations;
•	explain the year-over-year trends in our results of operations; and
•	describe our liquidity and capital resources.

Readers who are not familiar with our company or the financial statements of federal government information technology, or IT, service providers should closely review the "Description of Critical Accounting Estimates," and the "Description of Statement of Operations Items," sections included herein. These sections provide background information that can help readers, in part, understand and analyze our financial information.

Overview

We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex problems for our clients by providing IT services, systems and solutions that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include systems design, development and integration; cyber security and information assurance; outsourcing and managed services and strategic consulting. We currently serve more than 250 federal government organizations, across national security, civil government and health markets, many of which we have served for over 20 years. Together, these organizations represent approximately 96%, 97% and 98% of our revenue for fiscal 2010, 2011 and 2012, respectively. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) was $1,675.2 million and $203.2 million for fiscal 2012, respectively. For a reconciliation of Adjusted EBITDA to income from continuing operations, see the section entitled “Items Affecting the Comparability of our Operating Results.”

The Transaction

On March 31, 2011, we entered into an Agreement and Plan of Merger with affiliates of Providence Equity Partners L.L.C., or Providence, and on July 20, 2011 we became an indirect wholly-owned subsidiary of Sterling Holdco Inc., or Sterling Holdco, which is controlled by the PEP Funds, which we refer to as the Transaction. The PEP Funds refer collectively to Providence Equity Partners VI LP, or PEP Fund VI, and Providence Equity Partners VI-A LP, or PEP Fund VI-A, each an affiliate of Providence.

The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from issuance of 11% senior notes, or the Notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of the Predecessor and the Chairman of the Board of the Successor, rolled over equity in the predecessor entity of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. We expect to pay $17 million for this note, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. During fiscal 2012, $12 million of this note was paid. We entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or the Revolver and together with the Term Loan B Facility, the Senior Secured Credit Facilities. Additionally, we issued $400 million aggregate principal amount of Notes due October 1, 2019.

For further discussion of the Transaction, refer to Note 2 of our consolidated financial statements as of and for the fiscal year ended June 30, 2012 included in this annual report on Form 10-K.

Presentation

The accompanying consolidated statements of operations and cash flows are presented for the Predecessor and the Successor, which relate to the period from July 1 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period July 21, 2011 to June 30, 2012 (succeeding the Transaction), respectively.

Non-GAAP Financial Measures

We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor period in the fiscal year ended June 30, 2012 to the results of operations for the fiscal year ended June 30, 2011. Although the combination of the Predecessor income statement for the period July 1, 2011 to July 20, 2011 with the Successor income statement for the period of July 21, 2011 to June 30, 2012 does not comply with generally accepted accounting principles, or GAAP, we believe that it provides a meaningful method of comparison. We have also prepared our discussion of all operating metrics based on the combination of Successor and Predecessor results in the fiscal year ended June 30, 2012 compared to the Predecessor results in the fiscal year ended June 30, 2011. We believe this combination of results for the Predecessor entity and Successor entity periods facilitates an investor’s understanding of our results of operations and changes in our results of operations by making the two periods more comparable. This combination should not be used in isolation or substituted for the separate Predecessor entity and Successor entity results, nor do the combined results reflect our Predecessor results on a comparative or pro forma basis.

Organic revenue growth and Adjusted EBITDA presented in this section are supplemental measures that are not required by, or presented in accordance with GAAP. These non-GAAP measures are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income, or any other performance measures derived in accordance with GAAP. In addition, our measurement of these non-GAAP measures may not be comparable to that of other companies.

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

Business Environment and Outlook

The U.S. federal government operated under a continuing resolution through most of the first half of our fiscal 2012. During a continuing resolution, funding on existing contracts is generally limited to prior government fiscal year levels and new initiatives are not funded until an appropriations bill or its equivalent is enacted. The Consolidated Appropriations Act of 2012 was signed by the President on December 23, 2011. The delays in approving the federal government’s fiscal year, or GFY, 2012 appropriations bills along with declining budgets had a negative effect on our fiscal 2012 financial results.

We expect the constrained federal spending environment to continue through our fiscal 2013. In August 2011, Congress enacted the Budget Control Act of 2011, or the Act, which committed the U.S. federal government to significantly reduce the federal deficit over ten years. The Act established caps on discretionary spending through 2021 and it also established a Joint Committee of Congress, or the Joint Committee, that was responsible for identifying an additional $1.5 trillion in deficit reductions. The Joint Committee was unable to identify the additional deficit reductions by the deadline thereby triggering a second provision of the Act called “sequestration.” Sequestration calls for automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period beginning in 2013. There is uncertainty as to whether these future automatics spending cuts will survive the upcoming presidential election and, as a result, additional procurement delays, cancellations and renegotiations are expected as agency officials await resolution. The uncertainty is causing some clients to delay contract starts or initiate fewer contract starts, while other clients are accelerating deployment of GFY 2012 funds to help raise funding level bases for an expected GFY 2013 continuing resolution and the legislated sequestration impact. If sequestration occurs, many of our federal government clients will have their budgets reduced in January 2013, significantly impacting the government contracting industry in general, as well as the services and solutions we provide to the U.S. federal government.

However, we expect the federal government to make continued investments in areas such as cyber security, operating efficiency, and health care system modernization, and to continue supporting the intelligence community as well as special forces capabilities. We continue to believe that the constrained government spending environment will result in modest market growth for the foreseeable future requiring an increase in market share to achieve more robust growth.

To maintain a competitive cost position in this challenging market environment, we continually work to improve the efficiency of our internal operations. As part of this ongoing effort, we reduced our indirect labor force during fiscal 2012, which resulted in indirect cost savings, some of which will be reinvested in our corporate growth initiatives. Additionally, during fiscal 2012 we exited underutilized space in some of our leased facilities. We estimate that exiting the underutilized space will result in annual cost savings of approximately $2.5 million Adjusted EBITDA benefit after considering the recoverable portion under our cost-plus contracts.

Discontinued Operations

During fiscal 2011, we made the decision to divest our Era Systems, or Era, and Global Clinical Development, or GCD, businesses. We sold the airport operations solutions, or AOS, component of Era in the second quarter of fiscal 2011 and Era’s foreign air traffic management and military and security component in the second quarter of fiscal 2012. The remainder of Era’s operations has been shut down. We also sold the GCD business in the first quarter of fiscal 2012. In connection with the sale transactions, we agreed to certain customary indemnification obligations. The indemnification period generally extends between twelve and twenty-four months, however, fraud and tax indemnifications last longer.

The Era and GCD businesses are presented as discontinued operations for all periods presented. All financial data contained herein are from continuing operations unless otherwise specified.

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

The table below sets forth organic growth rates for the periods presented (dollars in thousands):

	Predecessor
	Fiscal Year Ended June 30,		% Change
	2009	2010

Revenue	$1,463,931	$1,614,532	10.3%
Plus: Revenue of acquired companies for the pre-acquisition period	51,346	81,929
Less: Revenue of divested companies for the pre-disposition period	(11,940)	-
Organic revenue	$1,503,337	$1,696,461	12.8%

	Predecessor
	Fiscal Year Ended June 30,		% Change
	2010	2011

Revenue	$1,614,532	$1,704,991	5.6%
Plus: Revenue of acquired companies for the pre-acquisition period	81,929	21,186
Organic revenue	$1,696,461	$1,726,177	1.8%

	Predecessor	Combined
	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2012	% Change

Revenue	$1,704,991	$1,675,180	(1.7)%
Plus: Revenue of acquired companies for the pre-acquisition period	21,186	-
Organic revenue	$1,726,177	$1,675,180	(3.0)%

Contract Backlog

Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $2.0 billion and $1.4 billion of total contract awards during fiscal 2011 and 2012, respectively. Our net orders (contract awards less downward adjustments) were $1.4 billion and $1.0 billion during fiscal 2011 and 2012, respectively. Contract awards or bookings generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Included within our contract award totals for fiscal 2011 and 2012 were upward contract adjustments of $576.3 million and $503.7 million, respectively, as a result of ceiling increases under existing contracts and increases in scope. During the same periods, there were also downward contract adjustments of $620.2 million and $389.3 million, respectively, related to customer de-obligations or contract backlog that was not realized on contracts that have ended. “De-obligation” refers to the removal from backlog of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the total contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

A key measure of our business growth is the ratio of new contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using total contract orders, was 0.84:1 in fiscal 2012.  Our book-to-bill ratio continues to be negatively impacted by ongoing industry-wide delays in issuing requests for proposals and procurement award decisions. Due to the delay in procurement award decisions and other factors, the volume of our single-award proposals awaiting decision has increased over 50% as compared to June 30, 2011.

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

	Predecessor	Successor
	June 30,	June 30,
(in millions)	2011	2012

Backlog
Funded	$778.9	$776.9
Unfunded	3,481.8	2,818.2
Total Backlog	$4,260.7	$3,595.1

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

As of June 30, 2012, we expect to recognize approximately 26% of our backlog as revenue within the next twelve months.

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

Each of these contract types has unique characteristics. From time to time contracts may be issued that are a combination or hybrid of contract types. Cost-plus-fee contracts generally subject us to lower risk. They also can include award fees or incentive fees under which the customer may make additional payments based on our performance. However, not all costs are reimbursed under these types of contracts, and the government carefully reviews the costs we charge. In addition, negotiated base fees are generally lower than projected profits on fixed-price or time-and-materials contracts, consistent with our lower risk. Under time-and-materials contracts, including our fixed-price-level-of effort contracts, we are also generally subject to lower risk; however, our profit may vary if actual labor hour costs vary significantly from the negotiated rates. Fixed-price contracts typically involve the highest risk and, as a result, have higher fee levels. However, fixed-price contracts require that we absorb cost overruns, should they occur.

The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Predecessor		Combined
	Fiscal Year Ended June 30,		Fiscal Year Ended
	2010	2011	June 30, 2012

Cost-plus-fee	36.0%	34.0%	32.0%
Time-and-materials	40.0%	38.0%	36.0%
Fixed-price (a)	24.0%	28.0%	32.0%

(a) Includes approximately 4% of revenue earned on fixed-price-level-of-effort contracts in all periods presented.

Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time or sick leave. As of June 30, 2012, we had approximately 6,100 employees. Direct labor utilization was 78.6%, 78.1% and 79.3% for fiscal 2010, 2011 and 2012, respectively. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 69 days as of June 30, 2011 compared to 64 days as of June 30, 2012.

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

Description of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on our historical experience and various other factors that are deemed reasonable at the time the estimates are made. We re-evaluate these estimates at least quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, accounting for stock compensation expense and income taxes. If any of these estimates or judgments proves to be inaccurate, our results could be materially affected in the future.

Revenue Recognition

Although revenue on most of our contracts is recognized based on objective criteria, revenue on some of our fixed-price contracts is recognized using the percentage-of-completion method of contract accounting which requires significant estimates that may change over time. Fixed price contracts using the percentage-of-completion method were approximately 21% of our revenue in fiscal 2012. The percentage-of-completion method requires estimates of total contract costs, profit and ongoing estimates of progress towards completion. To estimate total contract cost, we must make assumptions related to the outcome of future events for periods which may extend several years. These assumptions include future labor productivity and availability, and the nature and complexity of the work to be performed. We estimate profit as the difference between total contract revenue and total estimated contract cost, and recognize profit over the life of the contract. Unless we determine that there is a more suitable objective measure, we estimate progress towards completion based on costs expended to date in relation to total estimated costs expected upon completion of the contract.

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

In certain situations, we recognize revenue associated with work performed prior to the completion and signing of contract documents when persuasive evidence of an arrangement exists. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. This revenue is recognized only when it can be reliably estimated and realization is probable. We only perform work prior to the completion and signing of contract documents when a relationship with the client already exists and we base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program. As of June 30, 2012, we had approximately $6.2 million of accounts receivable related to revenue recognized on work performed prior to completion or signing of contract documents. We have not historically recognized significant losses related to work performed prior to signing a contract.

Accounting for Acquisitions

The purchase price that we pay to acquire a business is allocated to the net assets acquired based on the estimated fair value of those net assets. The excess of the purchase price over the estimated fair value of the net tangible and separately identified intangible assets acquired represents goodwill. We typically retain an independent third party valuation firm to assist us in our determination of the fair values and useful lives of identified intangible assets. The fair value determinations required in a purchase price allocation involve significant estimates and management judgments including estimates of future operating results and cash flows. Different estimates and assumptions could result in materially different values assigned to acquired net assets, including identified intangible assets and goodwill.

As discussed above, the Transaction was completed on July 20, 2011 for a total purchase price of approximately $1.9 billion. We continued as the same legal entity after the Transaction. Due to the change in control, purchase accounting required that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer relationships, order backlog, trade names and developed technology. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. For the Transaction we obtained an independent appraisal and valuation of the intangible assets acquired. The fair values and useful lives of the identified intangible assets are based on many factors, including estimates and assumptions of our future operating performance and cash flows. The measurement period ended on June 30, 2012, therefore any future changes to the carrying value will be adjusted through the statement of operations.

Accounting for Asset Impairments

We evaluate goodwill for impairment at least annually or when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Such events could include, but are not limited to, loss of a key contract, significant underperformance relative to plan or long-term projections, or similar events. At least annually or when such events do occur, we assess the potential impairment of goodwill by comparing the carrying value of each of our reporting units with its estimated fair value. We perform our goodwill impairment analysis during the fourth quarter as of April 1 each year.

Long-lived assets with finite lives, including identified intangible assets, are only evaluated for impairment when events occur or circumstances change that suggests a possible impairment. We determine whether the carrying value of the long-lived asset is recoverable by comparing the asset’s net book value to its future undiscounted net cash flows. If an asset’s carrying value is determined to not be recoverable, we then test it for impairment by comparing the carrying value to the estimated fair value which is calculated using a discounted cash flow approach. If the carrying value exceeds the fair value, we record an impairment charge equal to the difference.

As further discussed in Note 2 to our consolidated financial statements as of and for the fiscal year ended June 30, 2012 included in this annual report on Form 10-K, as a result of applying acquisition accounting related to the Transaction on July 20, 2011, we had $1.1 billion of goodwill which was allocated to our four business groups, or reporting units, based on their respective fair values as of July 20, 2011. We tested the goodwill of each of our four reporting units as of April 1, 2012. The estimated fair values of each reporting unit exceeded their respective carrying values. Also, as a result of acquisition accounting, we have $202.1 million of trade names. We tested the trade names as of April 1, 2012 for impairment. The estimated fair value of the trade names exceeded the carrying value. Based on these analyses, we concluded that the goodwill and trade names were not impaired, although there was not a significant excess of fair value over carrying value. Given the current industry conditions and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions used in our goodwill and trade names impairment analyses will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or profitability are not achieved, or we experience adverse changes in market factors such as discount rates, valuation multiplies derived from comparable publicly traded companies, we may be required to recognize goodwill or trade names impairment charges in future periods.

During fiscal 2011, we recorded goodwill impairment charges of $28.6 million to write off the remaining goodwill in the Era business. We also recorded a $15.3 million impairment of long-lived assets and established a $17.0 million allowance for expected loss on disposition in fiscal 2011. These charges were included in discontinued operations.

Additionally, as a result of the decision to divest GCD, we were required to allocate $1.6 million of the goodwill from one of our reporting units to the GCD business on a relative fair value basis in fiscal 2011. With this allocation of goodwill, the carrying value of GCD exceeded its estimated fair value less cost to sell, and therefore, we recorded a $1.6 million charge to fully impair the goodwill in fiscal 2011. This charge was included in discontinued operations.

In fiscal 2010, we recorded goodwill impairment charges in discontinued operations related to Era for a total of $60.0 million in connection with the 2010 impairment analysis. Additionally, we evaluated the long-lived assets of Era and recorded a charge of $1.3 million during fiscal 2010.

These impairment charges and our reporting units are discussed in Note 3 of our June 30, 2012 consolidated financial statements included in this annual report on Form 10-K.

Accounting for Stock-Based Compensation

Compensation costs related to our stock-based compensation plans are recognized based on the grant-date fair value of the options and restricted stock granted. In calculating the compensation expense for options granted, we utilize the Black-Scholes-Merton option-pricing model to value the service options, for both the Successor and Predecessor stock option plans, and the binomial lattice model to value the performance options for the Successor stock option plan. Both these models are widely accepted methods to calculate the fair value of stock options, however, the results are dependent on the inputs, two of which, expected term and expected volatility, are dependent on management’s judgment.

For the Successor plan performance options, the expected term is based upon the probability of three exit event scenarios using the weighted-average outstanding time method. The expected volatility for the Successor plan is based upon the combination of our historical stock volatility as a public company before the announcement of the Transaction and the volatility of peer public companies’ stock prices over the expected term of the granted options. For the Predecessor plan, we used our historical exercise experience to determine an option’s expected term. To estimate expected volatility for the Predecessor plan, we analyzed the historical volatility of our common stock.

Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and, in turn, on the amount of compensation cost recognized.

Additionally, we are required to estimate future stock option and restricted stock award forfeitures when determining the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture experience is the best basis available to estimate future stock option forfeitures. However, actual forfeitures may differ from the estimates used, and could materially affect the compensation expense recognized.

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities less valuation allowances, if required. Enacted statutory tax rates are used to compute the tax consequences of these temporary differences. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain our position following an audit. Significant judgments and estimates, including projection of future taxable income, are required in determining our income tax expense or benefit. To project future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We have a process to ensure that uncertain tax positions are identified, analyzed and properly reported in our financial statements in accordance with GAAP. We recognize accrued interest and penalties related to uncertain tax positions in the provision for income tax expense or benefit.

We believe we have adequately provided for any reasonably foreseeable outcome related to our income tax matters, however, our future results may include favorable or unfavorable adjustment to our estimated tax position. To the extent that the expected tax outcome changes, such changes in estimate will impact the income tax provision or benefit in the period in which such determination is made.

Description of Statement of Operations Items

The following is a description of certain line items of our statements of operations.

Revenue

Most of our revenue is generated based on services provided either by our employees or subcontractors. The revenue we earn may include third-party hardware and software that we purchase and integrate when requested by the client as a part of the solutions that we provide. To a lesser degree, we have developed, licensed and sold software and hardware products to customers. Software licensing and related activity revenue was less than 1% of our annual revenue for each of the last three fiscal years.

Cost of Services

Cost of services includes the direct costs to provide our services and business solutions to clients. The most significant of these costs are the salaries and wages plus associated fringe benefits, stock-based compensation and facility-related costs of our employees directly serving clients. Cost of services also includes the costs of subcontractors and outside consultants, third-party materials such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other direct costs such as travel expenses incurred to support contract efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, include the salaries and wages plus associated fringe benefits, stock-based compensation and facility-related costs of our employees not performing work directly for clients. Among the functions covered by these costs are business development, information technology services, finance and accounting, growth, contracts, legal, executive management, workplace environments, human resources and recruiting. Underutilized labor is also included in selling, general and administrative expenses.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment includes depreciation of computers and other equipment, the amortization of software we use internally and the amortization of leasehold improvements.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of definite-lived intangible assets, including customer relationships, order backlog, and developed technology.

Transaction Costs

Transaction costs include legal, accounting and other expenses, including accelerated stock compensation expense, incurred in connection with our acquisition by private equity investment funds sponsored by Providence.

Summary of Financial Results

	Predecessor			Successor	Combined
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through	Fiscal Year through
	2010	2011	July 20, 2011	June 30, 2012	June 30, 2012

Revenue	$1,614,532	$1,704,991	$99,308	$1,575,872	$1,675,180
Operating costs and expenses:
Cost of services	1,224,768	1,283,878	78,550	1,191,256	1,269,806
Selling, general and administrative	223,385	242,976	13,721	215,369	229,090
Depreciation and amortization of property and equipment	16,712	15,432	837	14,186	15,023
Amortization of intangible assets	7,418	8,551	442	91,551	91,993
Sale of Constella Futures Holding, LLC	1,889	-	-	-	-
Transaction costs	-	8,373	68,069	699	68,768
Total operating costs and expenses	1,474,172	1,559,210	161,619	1,513,061	1,674,680
Operating income (loss)	140,360	145,781	(62,311)	62,811	500
Interest expense	(1,202)	(859)	(19)	(101,715)	(101,734)
Interest income	1,838	741	13	85	98
Income (loss) from continuing operations before income taxes	140,996	145,663	(62,317)	(38,819)	(101,136)
Provision for (benefit from) income taxes	52,075	53,991	(18,462)	(14,768)	(33,230)
Income (loss) from continuing operations	88,921	91,672	(43,855)	(24,051)	(67,906)
Loss from discontinued operations, net of tax	(70,506)	(25,932)	(1,126)	(4,893)	(6,019)
Net income (loss)	$18,415	$65,740	$(44,981)	$(28,944)	$(73,925)

	Predecessor			Successor	Combined
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through	Fiscal Year Ended
	2010	2011	July 20, 2011	June 30, 2012	June 30, 2012

Net cash provided by operating activities (1)	$96,700	$176,575	$43,136	$54,215	$97,351
Net cash used in investing activities (1)	(1,182)	(115,848)	(1,876)	(1,736,302)	(1,738,178)
Net cash (used in) provided by financing activities (1)	(71,433)	12,821	505	1,472,380	1,472,885
Effect of exchange rate changes on cash and cash equivalents (1)	(655)	97	22	(191)	(169)
Net increase (decrease) in cash and cash equivalents	$23,430	$73,645	$41,787	$(209,898)	$(168,111)

(1) Includes results of discontinued operations.

Items Affecting the Comparability of Our Operating Results

We define Adjusted EBITDA as GAAP income (loss) from continuing operations plus (i) provisions for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items, such as stock compensation expense, Transaction costs and other items that do not relate directly to the ongoing operations or which are non-cash in nature. Adjusted EBITDA, or Consolidated EBITDA as it’s defined in the credit agreement, as presented in the table below is used to determine our compliance with certain covenants contained in our credit agreement. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period to period changes in taxes and interest expense, among other things.

The following items affect the comparability of our income (loss) from continuing operations period-over-period, and therefore, have been adjusted in arriving at Adjusted EBITDA:

•	Stock compensation expense of $9.0 million, $10.5 million and $2.4 million recognized in fiscal 2010, 2011 and 2012, respectively, related to the stock incentive plans of the Predecessor and Successor. Of these charges, $7.0 million, $9.0 million and $2.4 million in fiscal 2010, 2011 and 2012, respectively, are included in selling, general and administrative expenses in the consolidated statement of operations with the remaining charges included in cost of sales.

•	Severance charges incurred in fiscal 2011 and 2012 (net of the recoverable portion under our cost-plus contracts) of $1.3 million and $4.9 million, respectively, to reduce our indirect labor force. These gross charges are included in selling, general and administrative expenses in the consolidated statement of operations.
•	Facility exit charge of $4.4 million in fiscal 2012 related to the exit of underutilized space in certain of our leased facilities.

•	Certain other non-recurring items including, in fiscal 2010, a settlement relating to the dispute with the buyers of Constella Futures Holding, LLC, or Futures, which resulted in a charge reducing the previously recorded gain on the sale of Futures of $1.9 million. In fiscal 2011, merger and acquisition costs of $1.2 million and write-offs of capitalized software development costs of $0.7 million. In fiscal 2012, officer compensation costs, primarily related to the signing and retention bonuses of our Chief Executive Officer, were $7.7 million, management fees paid to Providence were $1.8 million and other non-recurring costs of $1.5 million. With the exception of the Futures settlement, these charges are included in selling, general and administrative expenses in the consolidated statement of operations.

•	Transaction costs of $8.4 million and $68.8 million in fiscal 2011 and 2012, respectively, for accelerated stock compensation expense, accounting, investment banking, legal, severance, and other services related to the Transaction.

•	The acquisitions of Platinum Solutions, Inc., or Platinum, in November 2010 and SENTECH, Inc., or Sentech, in July 2010. In calculating Adjusted EBITDA, we include the estimated EBITDA impact of the acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded. There was no EBITDA impact for the divestures of Era and GCD as they were reported in discontinued operations for all periods presented.

•	Cost savings is a defined EBITDA adjustment under our credit agreement for the amount of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, during fiscal 2010 and 2011 the cost savings adjustment represents $4.4 million in annual run-rate cost savings related to an indirect reduction in force implemented in January 2011. The $2.5 million cost savings adjustment in fiscal 2012 represents the EBITDA impact of exiting underutilized space in certain of our leased facilities during the fourth quarter of fiscal 2012.

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

	Predecessor		Combined
	Fiscal Year Ended June 30,		Fiscal Year Ended
	2010	2011	June 30, 2012

Income (loss) from continuing operations	$88,921	$91,672	$(67,906)
Provision for (benefit from) income taxes	52,075	53,991	(33,230)
Interest (income) expense, net	(636)	118	101,636
Depreciation and amortization of property and equipment	16,712	17,150	16,809
Amortization of intangible assets	7,418	8,551	91,993
Stock compensation	9,032	10,518	2,402
Severance	-	1,261	4,859
Facility exit charge	-	-	4,417
Officer compensation and other, net	2,189	2,078	10,986
Transaction costs	-	8,373	68,768
Subtotal - Adjusted EBITDA before certain items	175,711	193,712	200,734
EBITDA impact of acquisitions	11,574	3,750	-
EBITDA impact of cost savings	1,469	2,937	2,459
Adjusted EBITDA	$188,754	$200,399	$203,193

The increase in Adjusted EBITDA in fiscal 2012 compared to fiscal 2011 is due primarily to the decrease in selling, general and administrative expenses explained further below.

Results of Operations

Financial Highlights

Financial highlights or events in fiscal 2012 include:

•	We completed the Transaction with private equity investment funds sponsored by Providence on July 20, 2011. We recorded $68.8 million of accounting, investment banking, legal, stock compensation and other costs associated with the Transaction during fiscal 2012.

•	We sold the GCD business on September 30, 2011 and Era’s foreign air traffic management and security component on November 21, 2011. The remainder of Era’s operations were shut down.

•	We repaid $140.0 million of borrowings on our Term Loan B Facility during fiscal 2012.

•	Adjusted EBITDA was $203.2 million for fiscal 2012, an increase of 1.4% from fiscal 2011.

•	As part of an ongoing effort to improve the efficiency of our internal operations, we reduced our indirect labor force and recorded $6.4 million of severance charges during fiscal 2012. We also exited underutilized space in some of our leased facilities and recognized a $4.4 million facility exit charge. We expect to reinvest some of the cost savings in our corporate growth initiatives.

Revenue

Revenue decreased 1.7% to $1,675.2 million in fiscal 2012 from $1,705.0 million in fiscal 2011. Organic revenue decreased 3.0% and increased 1.3% from acquisitions in the same period. The decline in revenue was primarily due to lower labor services provided by our employees, largely to customers within the national security market. This decrease is due, in part, to the completion of a large IT help desk pilot program in the fourth quarter of fiscal 2011, which contributed approximately $22 million to the decrease.

Revenue increased by 5.6% to $1,705.0 million in fiscal 2011 from $1,614.5 million in fiscal 2010. Organic revenue increased by 1.8% in the same period. The growth in organic revenue was primarily driven by a greater volume of services provided to our customers within the civil government market, including one of our largest civil contracts which contributed $25.6 million of additional revenue in fiscal 2011. This increase was partially offset by our decision not to bid on a re-compete of a large, low-margin contract which contributed $61.8 million of revenue in fiscal 2010 as compared to $12.1 million of revenue in fiscal 2011.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Predecessor			Combined
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2010	2011	%Change	2012	%Change

Cost of services	$1,224,768	$1,283,878	4.8%	$1,269,806	(1.1)%
Selling, general and administrative	223,385	242,976	8.8%	229,090	(5.7)%
Depreciation and amortization of property and equipment	16,712	15,432	(7.7)%	15,023	(2.7)%
Amortization of intangible assets	7,418	8,551	15.3%	91,993	NMF %
Sale of Constella Futures Holding, LLC	1,889	-	NMF	-	-
Transaction costs	-	8,373	NMF	68,768	NMF
	(as a percentage of revenue)
Cost of services	75.9%	75.3%		75.8%
Selling, general and administrative	13.8%	14.3%		13.7%
Depreciation and amortization of property and equipment	1.0%	0.9%		0.9%
Amortization of intangible assets	0.5%	0.5%		5.5%
Sale of Constella Futures Holding, LLC	0.1%	-%		- %
Transaction costs	-%	0.5%		4.1%

NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Predecessor				Combined
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2010	% of total	2011	% of total	2012	% of total
Direct labor and related overhead	$619,030	50.5%	$643,948	50.1%	$621,885	49.0%
Subcontractor labor	323,062	26.4%	361,589	28.2%	377,657	29.7%
Materials and other reimbursable costs	282,676	23.1%	278,341	21.7%	270,264	21.3%
Total cost of services	$1,224,768		$1,283,878		$1,269,806

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

As a percentage of total cost of services, direct labor costs decreased and subcontractor labor costs increased in fiscal 2012 compared to fiscal 2011. This shift in mix toward subcontractor labor services, which typically generate lower gross margin than our labor services that our employees provide, caused our total cost of services to increase as a percent of revenue in fiscal 2012 as compared to fiscal 2011.

Direct labor and subcontractor labor costs increased as a percentage of total cost of services in fiscal 2011 compared to fiscal 2010. Materials and other reimbursable costs decreased in fiscal 2011 compared to fiscal 2010. This shift in mix towards labor content services caused our total cost of services to decrease as a percent of revenue in fiscal 2011 as compared to fiscal 2010.

SG&A expenses decreased in fiscal 2012 by $13.9 million to $229.1 million compared to $243.0 million in fiscal 2011. Our fiscal 2012 SG&A expenses include $6.4 million of severance charges, a $4.4 million facility exit charge, non-recurring officer compensation costs of $7.7 million, and $1.8 million of Providence management fees. Adjusting for these items, stock compensation expense, and other non-recurring costs, which are all discussed in greater detail above in the section titled “Items Affecting the Comparability of Our Operating Results,” our SG&A expenses decreased approximately $25 million compared to fiscal 2011. The decrease is primarily a result of actions taken to align our indirect costs with our volume of business and maintain competitive cost position in this challenging market environment.

SG&A expenses increased in fiscal 2011 by $19.6 million to $243.0 million compared to $223.4 million in fiscal 2010. The change in our SG&A expenses was primarily due to increased transaction costs related to acquisitions and divestitures that we pursued, increased costs for improvements to our information technology infrastructure, increased costs from investments in training and recruiting, and higher indirect labor costs through the second quarter of fiscal 2011 prior to a reduction in indirect labor force in the third quarter of fiscal 2011.

Depreciation and amortization of property and equipment did not materially change in all periods presented. The carrying value of our property, equipment and leasehold improvements did not change as a result of the Transaction.

Amortization of intangible assets increased in fiscal 2012 as compared to fiscal 2011 and 2010 due to the change in identified intangible assets as a result of the Transaction. For further discussion of the intangible assets, see Notes 2 and 4 to our consolidated financial statements as of and for the fiscal year ended June 30, 2012 included in this annual report on Form 10-K.

During the first quarter of fiscal 2009, we sold Futures and recorded a gain of $1.9 million based on the initial estimated sale price. In the second quarter of fiscal 2010, an arbitrator settled a dispute over the sale price, which resulted in a reduction of the previously recognized gain.

Transaction costs were $68.8 million in fiscal 2012 compared to $8.4 million in fiscal 2011. Transaction costs consisted of accounting, investment banking, legal, acceleration of stock compensation and other costs incurred in connection with our acquisition by private equity investments funds sponsored by Providence.

Interest

	Predecessor		Combined
	Fiscal Year Ended June 30,		Fiscal Year Ended
	2010	2011	June 30, 2012

Interest expense	$(1,202)	$(859)	$(101,734)
Interest income	1,838	741	98
Interest, net	$636	$(118)	$(101,636)

Interest expense increased in fiscal 2012 by $100.9 million compared to fiscal 2011 due to the new debt incurred in connection with the Transaction. Interest expense for fiscal 2012 includes amortization of debt issuance costs of $6.1 million. Interest expense decreased in fiscal 2011 by $0.3 million as compared to fiscal 2010 due to a reduction in the outstanding borrowings on our old credit facility. Except for $40.0 million borrowed in connection with our November 2010 acquisition of Platinum, which amount we repaid in December 2010, we had no borrowings in fiscal 2011.

Interest income in fiscal 2010 and 2011 consists primarily of interest earned on the notes receivable related to the sale of Futures, bearing interest at 6.0% per annum. The buyers of Futures repaid the $15.0 million outstanding balance on the notes in December 2010, and as a result, our interest income has decreased.

Income Taxes

The effective tax rate for the period from July 1, 2011 through July 20, 2011 was a tax benefit of 29.6% and was impacted by the non-deductible Transaction costs incurred in the period. The effective tax rate for the period from July 21, 2011 through June 30, 2012 was a tax benefit of 38.0%. Our fiscal 2012 effective tax rate was adversely impacted by the limits on deductible interest expense for state income tax purposes.

Our fiscal 2011 effective tax rate was tax expense of 37.1%, which included tax benefits of $1.4 million related to prior years. These tax benefits primarily relate to deductions for income from qualified domestic production activities and state tax credits and exemptions associated with our status as a Qualified High Technology Company, or QHTC, within Washington, DC. Adjusting for these prior year benefits, our effective tax rate would have been 38.0% in fiscal 2011.

Our fiscal 2010 effective tax rate was tax expense of 36.9%, which included tax benefits of $2.7 million related to prior years. These tax benefits primarily relate to deductions for income from qualified domestic production activities and state tax credits and exemptions associated with our status as a QHTC within Washington, DC. Adjusting for these prior year benefits, our effective tax rate would have been 38.8% in fiscal 2010.

Liquidity and Capital Resources

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable. Our working capital (current assets of continuing operations minus current liabilities of continuing operations) as of June 30, 2012 was $100.5 million compared to $313.4 million as of June 30, 2011. As of June 30, 2012, our total unrestricted cash was $3.6 million and our total outstanding debt was $1.135 billion, excluding unamortized discount. Our cash balance decreased significantly due to the Transaction and accordingly our working capital has also decreased.

	Predecessor		Combined
	Fiscal Year Ended June 30,		Fiscal Year Ended
	2010	2011	June 30, 2012

Net cash provided by operating activities (1)	$96,700	$176,575	$97,351
Net cash used in investing activities (1)	(1,182)	(115,848)	(1,738,178)
Net cash (used in) provided by financing activities (1)	(71,433)	12,821	1,472,885
Effect of exchange rate changes on cash and cash equivalents (1)	(655)	97	(169)
Net increase (decrease) in cash and cash equivalents	$23,430	$73,645	$(168,111)

(1) Includes results of discontinued operations.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill the majority of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and the timing of vendor and tax payments.

Net cash provided by operating activities was $96.7 million, $176.6 million and $97.4 million in fiscal 2010, 2011 and 2012 respectively. In fiscal 2012, the decrease in cash provided by operating activities was primarily due to payments related to the Transaction and interest expense and partially offset by income tax refunds and improvements in billing and collections of our accounts receivable. In fiscal 2011, the increase in cash provided by operating activities was primarily due to improvements in billing and collections, the timing of vendor payments and lower net tax payments due to the IRS approval of a tax accounting method change allowing for the deferral of revenue recognition for tax purposes related to certain types of unbilled receivables and a worthless stock income tax benefit related to Era.

Net cash used in investing activities was $1.2 million, $115.8 million and $1.7 billion in fiscal 2010, 2011 and 2012, respectively. Acquisitions of businesses and capital expenditures were the primary uses of cash in investing activities for each of the three years. In fiscal 2012, net cash used in investing activities in connection with the Transaction was $1.7 billion, partially offset by proceeds from the sale of Era. In fiscal 2011, we collected $15.0 million for the repayment of the total outstanding balance of the notes related to the sale of Futures and received $6.4 million from the sale of AOS. In fiscal 2010, we received $12.5 million from the settlement related to the Era acquisition and collected $5.3 million related to the Futures notes.

Net cash used in financing activities was $71.4 million in fiscal 2010. Net cash provided by financing activities was $12.8 million and $1.5 billion in fiscal 2011 and 2012, respectively. The net cash provided by financing activities in fiscal 2012 relates to the Transaction including $1.3 billion of debt incurred and $394.0 million of equity contributions by the PEP Funds. We repaid $140.0 million of this debt during fiscal 2012. Prior to fiscal 2012, our most significant financing activities were borrowings and repayments under our old credit facility. Historically we only borrowed from our credit facility to finance acquisitions. During fiscal 2011, cash provided by financing activities included proceeds from the exercise of stock options and our employee stock purchase plan, offset by payments to repurchase shares of common stock from employees upon the vesting of stock-based awards to cover the statutory tax withholding. During fiscal 2010, we repaid all of the outstanding borrowings under the old credit facility.

Senior Secured Indebtedness

In connection with the Transaction, we entered into Senior Secured Credit Facilities consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver. The Term Loan B Facility was issued at a discount of $8.75 million. Also in connection with the Transaction, we issued $400.0 million of Notes.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. We use interest rate derivatives to add stability to our interest expense and manage exposure to interest rate movements. The interest rate on our outstanding Term Loan B Facility borrowings at June 30, 2012 was 6.5%. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, we pay a per annum commitment fee of 0.5% on the average undrawn balance under the Revolver and customary administrative fees. The Term Loan B Facility matures in July 2018 and the Revolver matures in July 2016.

We are required to make quarterly installment payments on the Term Loan B Facility of approximately $2.2 million per quarter commencing on December 31, 2011, with the remaining amount payable in July 2018. In addition, we are required to make annual payments equal to 75% of excess cash flow, or ECF, (as defined in the credit agreement), with a reduction to 50%, 25%, and zero based upon achievement of specific net senior secured leverage ratio levels. Any required ECF payments are due on October 15 each year. We repaid $140.0 million of our Term Loan B Facility as of June 30, 2012. These repayments satisfy our required quarterly principal payments for the term of the loan and satisfied our required excess cash flow principal payments for fiscal 2012. Subsequent to June 30, 2012, we made principal repayments of $20.0 million on our Term Loan B Facility.

The $400.0 million of Notes bear interest at a rate of 11% per annum and mature on October 19, 2019. Interest on the Notes is payable semi-annually. The Notes are redeemable in whole or in part, at our option, at varying redemption prices that generally include premiums. In addition, until October 1, 2014, we may, at our option redeem up to 35% of the then outstanding aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 111% of the aggregate principal amount thereof.

The Senior Secured Credit Facilities and the Notes are guaranteed by all of our wholly-owned subsidiaries, excluding our discontinued Era and GCD businesses. The Senior Secured Credit Facilities are also guaranteed by Sterling Parent. The guarantees are full and unconditional and joint and several. Each of our subsidiary guarantors are 100% owned and have no independent assets or operations.

We are required to meet a net senior secured leverage ratio covenant quarterly if any revolving loan, swingline loan or letter of credit is outstanding on the last day of the quarter. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). As of June 30, 2012, our net senior secured leverage ratio was 3.6x. If we were required to comply with the net senior secured leverage ratio covenant as of June 30, 2012, our ratio could not have exceeded 6.0x. However, we had no outstanding letters of credit or borrowings under our Revolver as of June 30, 2012.

Capital Requirements

We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be less than 0.75% of revenue, for at least the next twelve months.

Income Taxes

The Transaction accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of this stock compensation deduction, Transaction costs, and tax-deductible interest expense, we do not expect to make any material U.S. federal income tax payments until fiscal 2014.

Off-Balance Sheet Arrangements

As of June 30, 2012, other than operating leases, which are included in the Contractual Obligations table below, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholders’ equity on the consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We no longer utilize forward contracts to offset foreign currency exchange rate risk as our foreign operations, Era and GCD, were sold. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

For further discussion of our derivative instruments and hedging activities see Item 7A below and Note 11 to our consolidated financial statements as of and for the fiscal year ended June 30, 2012 included in this annual report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2012 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)

Notes	$400,000	$-	$-	$-	$400,000
Term Loan B Facility (a)	735,000	-	90,000	20,000	625,000
Interest on debt	593,965	80,385	178,863	170,550	164,167
Operating lease obligations (b)	140,884	32,278	55,215	29,688	23,703
Other	2,000	2,000	-	-	-
Total contractual obligations	$1,871,849	$114,663	$324,078	$220,238	$1,212,870

(a)	Includes an estimate of required excess cash flow payments that are due on October 15 each year. This does not include voluntary prepayments of borrowings that we expect to make as they are not required under the credit agreement.
(b)	Includes approximately $5.0 million of future cash payments related to the underutilized space that we exited during fiscal 2012.

In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 12 of our June 30, 2012 consolidated financial statements included in this annual report on Form 10-K for additional information regarding taxes and related matters.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-08 Testing Goodwill for Impairment, which amends Topic 350: Intangibles – Goodwill and Other. This ASU gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This guidance is effective for our fiscal year beginning July 1, 2012 (early adoption is permitted). We do not expect the adoption of this ASU to have a material impact on our financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in Part I of this annual report on Form 10-K.

Interest Rate Risk

Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. As of June 30, 2012 we had fixed the interest rate on all but $10.0 million of our outstanding senior secured credit facilities. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $0.1 million based on the unhedged portion of our senior secured credit facilities outstanding as of June 30, 2012.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are included in this annual report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Change in Independent Registered Public Accounting Firm

Dismissal of Previous Independent Registered Public Accounting Firm

On October 11, 2011, Deloitte & Touche LLP, or Deloitte, was notified on behalf of the Audit Committee of the Board of Directors, or the Audit Committee, of the Company that Deloitte was terminated as the Company’s independent registered public accounting firm, effective immediately.

Deloitte’s report on the Company’s financial statements for the past two years ended June 30, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended June 30, 2011 and 2010, the Company did not have any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Also during this period, there were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Deloitte with a copy of the foregoing disclosures and requested that Deloitte furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. The letter from Deloitte is attached by reference as Exhibit 16.1 to this annual report on Form 10-K.

Engagement of New Independent Registered Public Accounting Firm

On October 11, 2011, the Board of Directors approved KPMG LLP, or KPMG, as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2012.

In deciding to select KPMG, the Board of Directors reviewed auditor independence issues and existing commercial relationships with KPMG and concluded that KPMG has no commercial relationship with the Company that would impair its independence. During the Company’s fiscal years ended June 30, 2011 and 2010, and through the subsequent period prior to engaging KPMG, neither the Company nor anyone acting on its behalf consulted with KPMG regarding any of the matters or events described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. CONTROLS & PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this annual report on Form 10-K, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and the board of directors. The age of each individual is as of August 15, 2012.

Name	Age	Position
William L. Ballhaus	45	President and Chief Executive Officer
Timothy J. Atkin	49	Executive Vice President and Chief Operating Officer
Richard J. Nadeau	58	Executive Vice President and Chief Financial Officer
Jeffrey J. Rydant	54	Executive Vice President and Chief Growth Officer
Deborah H. Alderson	55	Executive Vice President, Strategic Development
Ernst Volgenau	78	Chairman of Board of Directors
Julie G. Richardson	49	Director
Christopher C. Ragona	40	Director

Executive Officers

William L. Ballhaus joined us in July 2011 as our president and chief executive officer as well as a member of our board of directors. Previously, Dr. Ballhaus served as chief executive officer, president and a director of DynCorp International from 2008 to 2010 and as president of BAE Systems Network Systems, National Security Solutions and Mission Solutions businesses from 2003 to 2008.

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

Richard J. Nadeau is our executive vice president and chief financial officer, having joined SRA in June 2009. From September 2007 to May 2009, he served as chief financial officer for Sunrise Senior Living, Inc., and from March 2006 to May 2007, he was chief financial officer for The Mills Corporation. From March 2005 to March 2006, he was the chief financial officer for Colt Defense LLC. Mr. Nadeau was a partner for KPMG LLP from 2002 to 2005 and for Arthur Andersen LLP from 1988 to 2002, where he was a member of the SRA audit team.

Jeffrey J. Rydant was appointed executive vice president and chief growth officer in August 2011. Mr. Rydant has been affiliated with SRA for over twenty years. During his tenure he has served in a variety of roles including leading SRA’s national security sector, leading the marketing and sales organization, as chief information officer and senior vice president of information management and technology, and as senior vice president of the commercial sector.

Deborah H. Alderson is executive vice president of Strategic Development, having joined SRA in November 2011. Previously, Ms. Alderson served as the president of SAIC’s Defense Solutions Group from 2005 to 2011 and as president of the Systems Engineering Group at Anteon Corporation from 1998 to 2005.

Board of Directors

Our board of directors is comprised of four members, including William L. Ballhaus, and the individuals named below.

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

Julie G. Richardson is a managing director of Providence and leads the firm’s New York private equity team. Ms. Richardson is currently a director of Altegrity, Open Solutions, Stream Global Services and SunGard Data Systems. Prior to joining Providence in 2003, Ms. Richardson served as vice chairman of J.P. Morgan’s investment banking division and chairman of the firm’s telecommunications, media and technology group. Prior to joining J.P. Morgan in 1998, Ms. Richardson was a managing director at Merrill Lynch, where she spent over 11 years. Ms. Richardson serves on the executive committee of the board of directors of the Make-A-Wish Foundation of Metro New York.

Christopher C. Ragona is a managing director of Providence, based in its Providence office. Mr. Ragona is currently a director of Open Solutions. Prior to joining Providence in 2007, Mr. Ragona was a vice president with GTCR Golder Rauner, where he worked primarily on investments in the transaction processing, technology services and business process outsourcing industries. Previously, Mr. Ragona was with Oak Hill Capital Management, McKinsey & Company and Bowles Hollowell Conner & Company.

Item 11.             EXECUTIVE COMPENSATION

On March 31, 2011, we entered into an Agreement and Plan of Merger with affiliates of Providence Equity Partners L.L.C., or Providence, and on July 20, 2011 we became an indirect wholly-owned subsidiary of Sterling Holdco Inc., or Sterling Holdco, which is controlled by the PEP Funds, which we refer to as the Transaction. The PEP Funds refer collectively to Providence Equity Partners VI LP, or PEP Fund VI, and Providence Equity Partners VI-A LP, or PEP Fund VI-A, each an affiliate of Providence. As a result of the transaction, we are highly leveraged and our equity is not publicly traded. All information presented is for the entire fiscal year, from July 1, 2011 through June 30, 2012. The Predecessor period relates to the period from July 1 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the Successor period relates to the period from July 21, 2011 to June 30, 2012 (succeeding the Transaction).

DIRECTOR COMPENSATION

Fiscal 2012 Director Compensation

Prior to the Transaction, pursuant to our compensation plan for non-employee Directors, we paid each non-employee Director an annual retainer of $50,000 per year, payable quarterly, plus $2,000 for each Board meeting attended, including attendance by teleconference, and on dates when Board meetings are not held, $2,000 for each Committee meeting attended in person, and $1,000 for each Committee meeting attended by teleconference. The Audit and Finance Committee chair was paid an additional annual retainer of $25,000, payable quarterly, the Compensation and Personnel Committee chair was paid an additional annual retainer of $20,000, payable quarterly, and the Governance Committee chairs were paid an additional annual retainer of $15,000, payable quarterly. Members of the Audit and Finance Committee, other than the Chairman, were paid an additional annual retainer of $15,000, paid quarterly, and all other committee members, excluding the Chairman of each, were paid an additional annual retainer of $10,000, paid quarterly.

In addition, in fiscal 2012, members of the Special Committee of the Board of Directors, or Special Committee, received a $37,500 fee for their service on the Special Committee, excluding the chairman. The Special Committee chairman designated two charities to receive $75,000 each from the Company in recognition of his service.  Special Committee members were not allowed to elect shares of class A common stock in lieu of their Special Committee fee.

Non-employee Directors also received a one-time equity grant with an estimated value, determined by utilizing the Black-Scholes option pricing model, of $150,000 upon their appointment or election to the Board. Each continuing non-employee Director who had served for at least thirty months received an annual equity grant with an estimated value of $80,000. Annual equity grants were generally made on the third business day following the issuance of our earnings release for our annual financial results. Due to the timing of the Transaction, no non-employee director received a grant in fiscal 2012.

Subsequent to the Transaction, non-employee Directors of the successor Board were not separately compensated for their services as such services were provided for under the Providence Management Fee described in Note 15 in this annual report on Form 10-K. Drs. Ballhaus and Sloane, who each served as President and CEO and as Directors, and Dr. Volgenau, who served as Chairman of the Board and an employee of the company, were not separately compensated for their services as Directors.

The following table sets forth information regarding the compensation of all of our Predecessor Directors that served during fiscal 2012. As noted above, non-employee Directors of the successor Board were not separately compensated for their services and Drs. Ballhaus, Sloane and Volgenau are not listed and were not separately compensated for their services as Directors. The compensation for each of Drs. Ballhaus and Sloane are fully reflected in the Summary Compensation Table included in this annual report on Form 10-K.

Director Compensation Table

Non-Employee Director	Fees Earned or Paid in Cash($) (1)	Stock Awards ($) (2)	Option Awards($) (2)	Total($)
John W. Barter	$43,750	$—	$—	$43,750
Larry R. Ellis	41,667	—	—	41,667
Miles R. Gilburne	46,584	—	—	46,584
W. Robert Grafton	45,750	—	—	45,750
William T. Keevan	6,250	—	—	6,250
Michael R. Klein	155,417	—	—	155,417
Gail R. Wilensky	7,000	—	—	7,000

(1)	Represents the aggregate dollar amount of fees paid for services as a Director during fiscal 2012 to Directors serving prior to the Transaction, including annual retainer fees, Committee Chairman fees and special committee fees. Non-employee Directors of the successor Board were not separately compensated for their services as such services were provided for under the Providence Management Fee described in Note 15 in this annual report on Form 10-K.

(2)	None of the non-employee directors listed above received a grant during fiscal 2012. Upon consummation of the Transaction, all stock options held vested and were cashed out, and each award of restricted stock that was outstanding and unvested immediately prior to the effective time of the Transaction, became fully vested and converted into a right to receive a cash payment of $31.25 per share. As of June 30, 2012 none of the non-employee directors listed above held outstanding stock options or restricted shares.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction and Overview

This Compensation Discussion and Analysis, or CD&A, describes our compensation philosophy and policies and discusses the Compensation and Personnel Committee’s role in establishing the compensation of our executive officers and oversight of our compensation programs during fiscal 2012. Comprehensive information is provided about the fiscal 2012 compensation for our principal executive officer, or CEO, principal financial officer, or CFO, and our three other most highly compensated executive officers for fiscal 2012, or collectively, our named executive officers. Our named executive officers for fiscal 2012 were:

Stanton D. Sloane (our CEO from July 1, 2011 through July 21, 2011);

William L. Ballhaus (our CEO since July 25, 2011)

Richard J. Nadeau (our CFO);

Deborah H. Alderson

Timothy J. Atkin; and

Jeffrey R. Rydant.

The information below with respect to compensation paid to the named executive officers in fiscal 2012 is not necessarily indicative of the compensation amounts or benefits that these individuals, or other executive and key employees, will receive or the philosophy that will be applied in subsequent years.

Following the Transaction, we made several changes to senior management and our compensation philosophy and policies including:

•	Certain of our named executive officers were granted bonuses in connection with the Transaction.

•	Effective as of July 21, 2011, Dr. Stanton D. Sloane, our CEO during fiscal 2011, resigned.

•	Effective as of July 25, 2011, Dr. William L. Ballhaus was hired to succeed our outgoing CEO, Dr. Sloane.

•	We adopted a new equity incentive plan that provides for the granting of time and performance-based stock options to our executive officers and key employees.

•	We adopted new performance metrics for our annual cash incentive plan for fiscal 2012.

Compensation Philosophy and Overall Approach to Executive Compensation

Subsequent to the Transaction, our Board of Directors, or the Successor Board, consists of William L. Ballhaus, Christopher C. Ragona, Julie G. Richardson and Ernst Volgenau. Due to the timing of the Transaction, fiscal 2012 compensation decisions for Messrs. Nadeau, Atkin and Rydant were proposed by Dr. Sloane. Dr. Ballhaus joined the company subsequent to the approval of fiscal 2012 compensation decisions.

The goal of our compensation programs, both prior and subsequent to the Transaction, is to compensate our executives commensurate with individual and company performance. During fiscal 2012, the specific objectives of our executive compensation program were as follows:

•	Support the attainment of our short- and long-term financial and strategic objectives and reward executives for continuous improvement in earnings and growth;

•	Be performance-based, with variable pay constituting a significant portion of total compensation;

•	Provide differentiated pay based on executives’ skills, role in the company, and contributions to our performance;

•	Attract, retain, and motivate highly skilled executives by providing a competitive compensation opportunity relative to other companies in SRA’s industry and with whom the Company competes for executive talent;

•	Maximize the financial efficiency of the overall program from tax, accounting, and cash flow perspectives;

•	Reinforce a high-performance culture; and

•	Embrace best practice policies to the extent they are supportive of the above objectives.

To achieve these objectives, the Successor Board evaluated our executive compensation program with the goal of setting target compensation at levels the Successor Board believed to be competitive. Our executive compensation program during fiscal 2012 tied a substantial portion of each executive’s overall compensation to Company strategic, financial, and operational goals such as Adjusted EBITDA, defined as GAAP income (loss) from continuing operations plus (i) provisions for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude items, such as stock compensation expense, Transaction costs and other items that do not relate directly to the ongoing operations, revenue, net business orders, and monthly average DSO, in addition to individual goals.

Following the consummation of the Transaction, the Board of Directors of Sterling Holdco adopted a new equity incentive plan, or the Stock Incentive Plan, to provide long-term incentives for our executives and key employees. Our named executive officers were granted nonqualified stock options under the Stock Incentive Plan on February 9, 2012.

Although Dr. Sloane, our CEO from July 1, 2011 through July 21, 2011 did not participate in the determination of his own compensation, he did assist in setting the compensation for our CFO and Messrs. Atkin and Rydant. Dr. Sloane provided an evaluation of each officer’s performance, expectations for the coming year and market compensation data. Annual base salaries and annual cash incentive targets were approved prior to Dr. Ballhaus joining the Company in July 2011. The other named executive officers did not have a role in establishing executive compensation. The fiscal 2012 salary for Ms. Alderson was determined based on her compensation package at her previous employer which resulted in a lateral movement.

In attracting and retaining our named executive officers, we compete with many other firms in the information technology, consulting, and defense industries. To keep abreast of changing compensation packages of our competitors, prior to making compensation decisions for fiscal 2012 for our named executive officers, we assessed various compensation data from other companies throughout the fiscal year.

Historically, in making compensation decisions, the Predecessor Compensation and Personnel Committee reviewed compensation data for companies in the information technology, consulting, and defense industries and compared our executive compensation to named executive officers at a peer group of publicly traded companies. The peer group consisted of publicly traded information technology, consulting, and defense companies that we believed had comparably sized revenue, net income, market capitalization, total assets, and number of employees.

The Predecessor Compensation and Personnel Committee was not involved in the fiscal 2012 compensation decisions due to the timing of the Transaction. Alternatively, Dr. Sloane reviewed and recommended base salaries and cash incentive targets for fiscal 2012 using a combination of market data including proxy data, a report from the Predecessor Compensation and Personnel Committee’s compensation consultant Frederic W. Cook & Co., Inc., or FWC, who was previously engaged by the committee, and Hewitt Associates, or Hewitt, survey data. The market data compared each element of target total direct compensation we provided to our named executive officers, against that provided by certain other publicly traded information technology, consulting, and defense companies, which we refer to as our “Compensation Peer Group” as well as third party survey data for similar type positions.

The Compensation Peer Group for fiscal 2012 consisted of the following companies: CACI International, Inc, CGI Group, CIBER Inc., Cognizant Technology Solutions Corporation, ICF International, Inc., ManTech International Corporation, MAXIMUS, Inc., NCI, Inc., Sapient Corporation, Tetra Tech., Inc. and Unisys Corporation. These companies were selected based on comparable median revenue or market capitalization and business operations in similar or related industries.

The Predecessor Compensation and Personnel Committee had directly engaged FWC as their consultant after fiscal 2008. FWC only undertook work upon the instruction of the Predecessor Compensation and Personnel Committee and did not provide advice to management. FWC provided a comprehensive written report of its findings to the Predecessor Compensation and Personnel Committee. The report was provided to the Company and the data was considered by Dr. Sloane, together with other discretionary factors such as individual performance, compensation history, scope of responsibility, internal equitable treatment and experience level in recommending each element of target total direct compensation for the named executive officers, excluding Dr. Sloane.

During fiscal 2012, the Company separately retained Hewitt as the executive compensation consultant for general compensation matters, including compensation recommendations for all employees other than the named executive officers. Hewitt was not engaged by the Predecessor Compensation and Personnel Committee or the Successor Board.

At the beginning of fiscal 2011, the company engaged in activities to position itself as private company. Following the transaction with Providence in which the Company transitioned from a publicly held corporation to a privately held corporation, the company’s compensation programs were in transition and many of the leader’s roles were altered to certain degrees. The Company has retained an independent expert to provide advice on competitive compensation issues in fiscal 2013.

Components of our Executive Compensation Program

During fiscal 2012, the primary elements of our executive compensation program were:

•	base salary;

•	annual cash incentives;

•	equity in the form of stock option and/or restricted stock awards;

•	insurance, 401(k) match, and other employee benefits; and

•	in some cases, severance and change in control benefits.

Base Salary

The fiscal 2012 base salaries for our named executive officers were established based on external salary survey data, as well as each executive’s individual performance, compensation history, scope of responsibility, internal equitable treatment, and experience level. While base salaries of our named executive officers were targeted at competitive levels, a significant portion of our named executive officers’ target total direct compensation consisted of cash incentive and equity awards (described below), which are tied to the Company’s financial and operational results as well as individual performance.

The base salaries paid to our CEO, former CEO and other named executive officers for fiscal 2011 and 2012 are shown below:

Name of Executive	Position at end of Fiscal 2012	Fiscal 2012 Salary		Fiscal 2011 Salary		Change from Fiscal 2011
William L. Ballhaus	President, Chief Executive Officer & Director	840,000		N/A		N/A
Stanton D. Sloane	Former President, Chief Executive Officer & Director	697,000		680,000		2.5%
Richard J. Nadeau	Chief Financial Officer	447,720		426,400		5.0%
Deborah H. Alderson	EVP, Strategic Development	497,000		N/A		N/A
Timothy J. Atkin	Chief Operating Officer	376,012		364,000		3.3%
Jeffrey J. Rydant	SVP, Marketing and Sales and National Security Sector	374,145	[1]	341,000	[1]	9.7%

1Mr. Rydant’s fiscal 2012 salary was $359,755 based on his annual increase, or a 5.5% increase over his fiscal 2011 salary. He received an additional salary increase effective August 29, 2011 in conjunction with his appointment to Executive Vice President and Chief Growth Officer.

Dr. Ballhaus’ fiscal 2012 base salary was determined pursuant to the terms and conditions of his July 20, 2011 employment agreement as negotiated by the PEP Funds and Dr. Ballhaus.

Dr. Sloane’s fiscal 2012 base salary was determined based on his May 28, 2010 employment agreement, the FWC analysis, external survey data, individual performance, compensation history, scope of responsibility, internal equitable treatment, and experience level.

Dr. Sloane recommended base salaries for fiscal 2012 for Messrs. Nadeau, Atkin and Rydant. Dr. Sloane based these recommendations on each individual’s prior fiscal year salaries, the company’s strategic, operational, and financial performance metrics (which were also applicable to Dr. Sloane’s compensation), and individual performance, compensation history, scope of responsibility, internal equitable treatment, external market data, and experience level. There were no changes in base salary for our named executive officers as a result of the Transaction. Ms. Alderson’s employment with the company began subsequent to the annual base salary increase process. Her fiscal 2012 base salary was determined based on her compensation package at her previous employer.

Annual Cash Incentives

During fiscal 2012, we had an annual cash incentive plan for our named executive officers that was tied to the achievement of Company-wide strategic, operational, and financial goals, as well as individual goals and associated performance. A minimum incentive may be earned at threshold goals, and no payment may be awarded if the threshold goals are not achieved, however the Successor Board is so empowered to grant an exception at their discretion. Additional amounts can be earned when actual performance exceeds target goals.

Annual cash incentives for the named executive officers were determined by multiplying each officer’s target bonus percentage by their salary as of June 30, 2012, multiplied by their corporate performance score, then multiplied by their personal performance score, as determined by the Compensation and Personnel Committee.

The bonus target for Dr. Sloane was established and approved by the Compensation and Personnel Committee and approved by the independent directors of the Board at the beginning of each fiscal year. For fiscal 2012, Dr. Sloane’s bonus target was determined pursuant to the terms and conditions of his employment agreement, the PEP Fund’s review of his individual performance, compensation history, scope of responsibility and experience level, performance for the previous year, and relevant market data as supplied by FWC.

The bonus target for Dr. Ballhaus for fiscal 2012 was determined pursuant to the terms and conditions of his July 20, 2011 employment agreement and based on compensation metrics assessed by the PEP Funds.

The bonus targets for the other named executive officers for fiscal 2012 were recommended by Dr. Sloane and approved by the Successor Board at the beginning of the fiscal year. They were based on assessments of individual performance, compensation history, scope of responsibility, internal equitable treatment, external market data, and experience level.

There were no changes in the fiscal 2012 bonus targets for our named executive officers as a result of the Transaction.

The minimum, target and stretch metrics for the corporate score for Dr. Ballhaus and other named executive officers for fiscal 2012 were approved by the Successor Board. These metrics were intended to represent the Successor Board’s discretionary assessment of above market company performance. In fiscal 2012, the metrics were Adjusted EBITDA, revenue, net orders and monthly average days sales outstanding, or DSO.

For its calculations, the Successor Board reviewed the Company-wide strategic operational and financial performance metrics compared to the fiscal 2012 Company financial plan as approved by the Successor Board and qualitative performance measures as established and approved by the Successor Board at the beginning of fiscal 2012. Company strategic, operational, and financial metrics utilized included Adjusted EBITDA, net orders, revenue, and monthly average DSO.

The qualitative multiplier for Dr. Sloane included individual goals and performance expectations established and approved by the Successor Board. The goals and expectations were intended to represent superior individual performance. Dr. Sloane recommended the goals and performance expectations at the beginning of the fiscal year used for the individual multiplier for the other named executive officers.

Dr. Ballhaus’ fiscal 2012 cash incentive target was set based on his employment agreement and was approved by the Successor Board. Incentive targets for Messrs. Nadeau, Atkin and Rydant for fiscal 2012 were recommended by Dr. Sloane. The percentages reflected Dr. Sloane’s assessment of each executive’s individual performance, compensation history, scope of responsibility, experience level, internal equitable treatment, and relevant market data. The fiscal 2012 incentive target for Ms. Alderson was set using the standard incentive target for executive vice presidents of 80%.

	Base Salary		Cash Incentive Target		Total Target Cash Compensation Mix
Name of Executive	Fiscal 2011	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011	Fiscal 2012
William L. Ballhaus	N/A	840,000	N/A	840,000	N/A	1,680,000
Stanton D. Sloane	680,000	697,000	680,000	697,000	1,360,000	1,394,000
Richard J. Nadeau	426,400	447,720	341,120	358,176	767,520	805,896
Deborah H. Alderson	N/A	497,000	N/A	397,600	N/A	894,600
Timothy J. Atkin	364,000	376,012	291,200	300,810	655,200	676,822
Jeffrey J. Rydant	341,000	374,145	272,800	299,316	613,800	673,461

Fiscal 2012 Cash Incentive for Dr. Ballhaus

The Successor Board of Directors evaluated Dr. Ballhaus’ performance for fiscal 2012 considering the qualitative measures previously approved by the Successor Board. Dr. Ballhaus was not involved in the evaluation of his fiscal 2012 performance.

On August 16, 2012, the Successor Board approved a fiscal 2012 corporate score of 0.65 for the plan. Although the Company’s actual DSO was one day below target, the Successor Board approved a 1.0 score on the Monthly Average DSO metric due to the Company’s strong cash management.

For calculating the personal score multiplier for Dr. Ballhaus (as well as the other named executives) for fiscal 2012, the Successor Board took into consideration the year-over-year growth in Adjusted EBITDA as well as the aggressive repayments under the term loan B facility. Accordingly, the Successor Board established Dr. Ballhaus’ personal score multiplier at 1.0.

Based on the personal score multiplier at 1.0 and the corporate score multiplier at .65, Dr. Ballhaus’ cash incentive earned was $546,000 or 65% of his $840,000 incentive target.

Fiscal 2012 Cash Incentive for Dr. Sloane

Dr. Sloane received a pro-rated portion of his annual fiscal 2012 cash incentive for the days he was employed by the Company. The quantitative and qualitative metrics approved for the calculation of the bonus were equal to the fiscal 2011 quantitative and qualitative metrics for Dr. Sloane of 0.685 and 0.9, respectively. Dr. Sloane’s cash incentive paid was $130,676.

Fiscal 2012 Cash Incentive for Other Named Executive Officers

Consistent with calculations for Dr. Ballhaus’ corporate score multiplier, the Successor Board established the other named executive officers’ quantitative multiplier at 0.65.

Qualitative multipliers for the other named executive officers were determined using individual qualitative goals and objectives related to performance during fiscal 2012. Although the goals and objectives differed based on individual position and role within the Company, the items included factors such as ethics and leadership, financial metrics, operational improvements, and specific functional objectives.

The qualitative metrics were recommended by Dr. Ballhaus, who took into consideration additional factors such as unforeseen changes to the business plan and overall performance relative to peers, both internal and external.

For fiscal 2012 the Successor Board approved a cash incentive payment for the other named executive officers. Our cash incentives for the other named executive officers were paid following the completion of the fiscal year, based on performance using actual financial results during the just-completed fiscal year.

Name of Executive	Fiscal 2012 Target	Corporate Multiplier	Individual Multiplier	Cash Incentive Earned for Fiscal 2012
Stanton D. Sloane	100%	0.685	0.90	$130,676
William L. Ballhaus	100%	0.65	1.00	546,000
Richard J. Nadeau	80%	0.65	1.00	232,814
Deborah H. Alderson	80%	0.65	1.00	157,648 [1]
Timothy J. Atkin	80%	0.65	1.00	195,526
Jeffrey J. Rydant	80%	0.65	1.00	194,556

1Ms. Alderson’s fiscal 2012 cash incentive was prorated from her date of employment with the Company of November 21, 2011 through fiscal year end of June 30, 2012.

Stock Option and Restricted Stock Equity Awards

During fiscal 2012, we did not establish individual annual equity targets for the CEO or other named executive officers. In determining the size and nature of equity grants to our executives, the Predecessor Compensation and Personnel Committee and Successor Board considered our Company-wide performance, the applicable named executive officer’s performance, external market data, and the expected stock compensation expense computed in accordance with generally accepted accounting principles, or GAAP.

The acquisition of the Company by Providence was anticipated to close within the three months subsequent to July 1, 2011. The number of shares of restricted stock granted in aggregate was intended to have a Black-Scholes value comparable to the Black-Scholes expense in aggregate that would have been recognized by the Company over a three month period under the Company’s prior annual equity granting program. To determine equity grant values for the other named executive officers, Dr. Sloane undertook an individualized approach, taking into consideration and adjusting for other factors such as performance, experience levels, and criticality of role. On July 1, 2011, Messrs. Nadeau, Atkin and Rydant each received a grant of 1,129 shares of restricted stock, a pro rata portion of which vested upon the consummation of the Transaction and the remainder of which were forfeited. Dr. Sloane did not receive a grant in fiscal 2012. Upon consummation of the Transaction, all stock options held vested and were cashed out, and each award of restricted stock that was outstanding and unvested immediately prior to the effective time of the Transaction, became fully vested and converted into a right to receive a cash payment of $31.25 per share.

Following the consummation of the Transaction, the Board of Directors of Sterling Holdco adopted a new equity incentive plan, or the Stock Incentive Plan, to provide long-term incentives for our executives and key employees. Under the Stock Incentive Plan, the equity grants were ultimately comprised of 50% service options and 50% performance options. Service options vest 20% per year over a five year period, subject to the participant’s continuous employment with the Company from the grant date to each respective vesting date. Performance options will vest, if at all, upon a “change in control” based on the cash return on investment received by the PEP Funds. For purposes of the Stock Incentive Plan, “change in control” is defined as (i) a sale by the PEP Funds of all or substantially all of the common stock owned by them for cash or (ii) a sale by the Company of all or substantially all of its assets for cash.

Initial option grants to participants under the Stock Incentive Plan were made on February 9, 2012, and all options granted at that time carry an exercise price of the then current fair market value per share. All equity grants were approved on the date of grant by the Sterling Holdco Board.

Prior to vesting, both service and performance options are subject to forfeiture and customary transfer restrictions. Upon the termination of a participant’s employment with the Company or any of its subsidiaries for any reason, all performance options will be forfeited. Additionally, if a participant is terminated by the Company or any subsidiary for “cause” (as defined in the Stock Incentive Plan or individual employment agreements, as the case may be), the participant will also forfeit all service options. If, however, a participant’s employment with the Company or any of its subsidiaries terminates for any reason other than “cause,” he or she will forfeit only his or her unvested service options. Participants generally have 60 days following the termination of their employment to exercise any vested options (unless the reason for the termination of employment is due to the participant’s death or disability, in which case the participant or his or her guardian or estate will have 12 months to exercise vested options).

Under the Stock Incentive Plan, participants who exercise vested options prior to a public offering of the Company’s shares are required to join a Management Stockholder’s Agreement as a condition of their exercise. This agreement contains certain provisions related to the acquisition, ownership, and disposition of shares, including customary transfer restrictions and “tag-along” and “drag-along” rights. In addition, under this agreement, both Sterling Holdco and the PEP Funds are entitled to repurchase any shares acquired by a participant through the exercise of vested options in the event of the participant’s termination of employment.

On February 9, 2012, the Board of Directors of Sterling Holdco granted nonqualified stock options under the Stock Incentive Plan to each of Dr. Ballhaus, Mr. Nadeau, Ms. Alderson, Mr. Atkin and Mr. Rydant. As described above, 50% of the options granted were “service options” under the Stock Incentive Plan and the remaining 50% of the options granted were “performance options.”

The following table sets forth the number of the options granted on February 9, 2012.

	Service Options	Performance Options	Total
William L. Ballhaus	7,196	7,196	14,392
Richard J. Nadeau	1,785	1,785	3,570
Deborah H. Alderson	1,151	1,151	2,302
Timothy J. Atkin	1,151	1,151	2,302
Jeffrey R. Rydant	2,015	2,015	4,030

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a Company-sponsored 401(k) plan. Named executive officers are eligible to participate in all of our employee benefit plans on the same basis as other employees.

We match a portion of employee contributions into our 401(k) plan on a per pay period basis throughout each calendar year. The maximum matching contribution available for any employee during calendar year 2011 was $8,250. The maximum matching contribution available for any employee during calendar year 2012 is $8,500. All employees, including named executive officers, are subject to the same matching formula.

In particular circumstances, we award one-time hiring incentives in the form of cash or equity upon a named executive officer’s commencement of employment. The amount of a hiring bonus, if any, is determined on a case-by-case basis. For example, we will consider paying signing bonuses to offset the economic loss for unvested cash or equity value forfeited by an executive upon terminating prior employment, to assist with relocation expenses or to create additional incentive for an executive to join our company in a position where there is high market demand.

Employment and Retention Agreements

Employment Agreement with Dr. Stanton D. Sloane

During fiscal 2012, Dr. Sloane was employed pursuant to an employment agreement dated as of May 28, 2010. Dr. Sloane was entitled to an annual salary of $680,000 and a target annual bonus of up to one hundred percent (100%) of his annual salary, subject to periodic increases in accordance with procedures of the Predecessor Compensation and Personnel Committee or the Successor Board. Dr. Sloane’s base salary was $697,000 during fiscal 2012. The employment agreement had an initial three-year term, commencing on April 2, 2010, with automatic one-year renewals absent a notice of nonrenewal. Subject to the terms of the employment agreement, either the Company or Dr. Sloane could terminate Dr. Sloane’s employment for any reason at any time, by providing the other party with the requisite notice.

Under this employment agreement, in the event we terminated Dr. Sloane’s employment without “cause” or Dr. Sloane terminated his employment for “good reason,” each as defined in the agreement, Dr. Sloane was entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) up to 18 months of Company paid health, dental, and vision coverage under COBRA, on an after-tax basis; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; (v) lump-sum cash severance payment equal to Dr. Sloane’s annual base salary and target annual bonus; (vi) a prorated annual bonus for the year of termination at our sole discretion, based on the Board’s determination of projected performance; and (vii) immediate vesting of all unvested nonqualified stock options and restricted stock shares. The monthly company-paid COBRA benefits would be discontinued in the event Dr. Sloane became covered under the benefit plans and programs of any subsequent employer. Post-termination payment of cash bonus amounts, continuation of Dr. Sloane’s employee benefits, and immediate vesting of all unvested nonqualified stock options and restricted stock shares were contingent upon his execution of an agreement releasing the Company from any and all liability relating to his employment, and his compliance with the confidentiality, noncompetition, and nonsolicitation covenants set forth in or incorporated into his employment agreement.

This employment agreement also provided that upon a change in control, if Dr. Sloane was not offered the position of President and CEO of the resulting or purchasing entity, or the resulting or purchasing entity’s ultimate parent company, then all of Dr. Sloane’s nonqualified stock options and restricted stock shares would vest as of the effective date of the change in control.

Finally, the employment agreement contained customary restrictive covenants, including perpetual confidentiality obligations, a one-year noncompetition obligation, and a two-year nonsolicitation obligation.

Dr. Sloane resigned all employment and directorships with the Company and its affiliates effective as of July 21, 2011. In connection with his resignation, Dr. Sloane received severance payments as set forth in his employment agreement, including a lump sum cash severance payment composed of annual base salary, target annual bonus, prorated bonus, and accrued but unused personal leave. He is also entitled to receive COBRA benefits for 18 months following his separation from the Company. In addition, as noted above, at the consummation of the Transaction, all compensatory equity awards held by employees of the Company, including Dr. Sloane, were cancelled for cash.

Employment Agreement with William L. Ballhaus

In connection with Dr. Ballhaus’ appointment, Sterling Holdco and Dr. Ballhaus entered into an employment agreement, dated as of July 20, 2011. This agreement provides for a three-year employment term, which (absent notice) will automatically renew for successive one-year periods.

Under the employment agreement, Dr. Ballhaus is entitled to an annual salary of $840,000 and will have a target annual bonus opportunity of 100% of his annual base salary. In connection with his appointment, Dr. Ballhaus was granted $1 million of Sterling Holdco restricted stock, which vests 20% per year on each of the first five anniversaries of his date of employment with the Company, and received a signing bonus of $5,500,000 (subject to repayment if he resigns in his first year of employment). In addition, he will be entitled to a $2,000,000 retention bonus on August 31, 2012, subject to his continuous employment with the Company through that date. By the terms of his employment agreement, Dr. Ballhaus is also entitled to participate in equity grants under the Sterling Holdco Stock Incentive Plan.

In the event that we terminate Dr. Ballhaus’ employment without “cause” or Dr. Ballhaus terminates his employment with “good reason,” each as defined in the employment agreement, Dr. Ballhaus will be entitled to: (i) any earned but unpaid compensation or benefits; (ii) cash severance equal to two times the sum of his base salary and target bonus opportunity as of his termination date (or three times the sum of his base salary and target bonus opportunity if the termination occurs in connection with a “change in control”); (iii) a pro rata bonus payment for year of termination; (iv) the retention and signing bonuses, if unpaid as of the termination date; and (v) continued medical coverage for 18 months following his termination of employment. The payment of any severance under the employment agreement is conditioned on Dr. Ballhaus executing and delivering a release of claims to the Company.

In the event that Dr. Ballhaus’ employment with the Company terminates due to his death or disability, the Company will pay to him (or his estate or representative, as applicable) an amount equal to the sum of (i) any earned but unpaid compensation or benefits; ii) a pro rata bonus payment for the year of termination; and (iii) the retention and signing bonuses, to the extent unpaid on the date of termination.

The employment agreement with Dr. Ballhaus also contains customary post-employment restrictive covenants, including a perpetual confidentiality obligation and two-year noncompetition and nonsolicitation obligations.

Employment Agreement with Richard J. Nadeau

On May 13, 2009, the Company entered into an employment agreement with Richard J. Nadeau, our CFO and Executive Vice President. Pursuant to the employment agreement, Mr. Nadeau is entitled to an annual salary of at least $390,000 and a target annual bonus of up to eighty percent (80%) of his annual salary, subject to periodic adjustments in accordance with procedures of the Compensation and Personnel Committee and the Board of Directors. Mr. Nadeau’s base salary was $447,720 during fiscal 2012.

During his employment term, Mr. Nadeau is eligible to participate in all employee benefit programs that other similarly situated employees are entitled to participate in, subject to the eligibility requirements and other provisions of such programs. Mr. Nadeau is eligible for annual equity grants based on the sole discretion of the Sterling Holdco Board.

In the event Mr. Nadeau terminates his employment for “good reason,” as defined in his employment agreement, Mr. Nadeau is entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; and (iii) up to 12 months of Company paid health, dental, and vision coverage under COBRA; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; and a (v) lump-sum cash severance payment equal to Mr. Nadeau’s annual base salary. As a condition to entitlement to all of the above severance payments, Mr. Nadeau is required to execute and deliver a release to us.

In the event Mr. Nadeau’s employment be terminated by the Company without “cause,” as defined in his employment agreement, Mr. Nadeau would be entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) up to 18 months of the Company paid health, dental, and vision coverage under COBRA, on an after tax basis; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; (v) lump-sum cash severance payment equal to two times Mr. Nadeau’s annual base salary and two times his target annual bonus; (vi) a prorated annual target bonus for the fiscal year of termination; (vii) up to $25,000 annually of outplacement services for a two year period; and (viii) immediate vesting of all unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after Mr. Nadeau’s termination.

In the event Mr. Nadeau’s employment be terminated by him for “good reason” within two years of a “change in control,” as defined in Amendment No. 3, Mr. Nadeau would be entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) up to 12 months of the Company paid health, dental, and vision coverage under COBRA, on an after tax basis; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; (v) lump-sum cash severance payment equal to Mr. Nadeau’s annual base salary and his target annual bonus; (vi) a prorated annual target bonus for the fiscal year of termination; (vii) up to $25,000 annually of outplacement services for a two year period; and (viii) immediate vesting of all unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after Mr. Nadeau’s termination.

To the extent required by Section 409A of the Internal Revenue Code of 1986, as amended, or the Code, a portion of the severance benefits otherwise payable to Mr. Nadeau pursuant to this amendment will be made in installments in accordance with Mr. Nadeau’s employment agreement rather than in a lump sum. Post-termination payment of annual salary, bonus amounts, health benefits, and the immediate vesting of all unvested nonqualified stock options and shares of restricted stock are contingent upon Mr. Nadeau’s execution of an agreement releasing the Company from certain claims related to Mr. Nadeau’s employment. The Company will continue to pay Mr. Nadeau’s annual base salary during the pendency of a dispute over his termination. These payments are also subject to reduction to the extent any such payments or benefits constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code.

Mr. Nadeau’s employment agreement contains customary restrictive covenants, including perpetual confidentiality obligations and noncompetition and nonsolicitation obligations. On April 18, 2011, however, the Company amended Mr. Nadeau’s employment agreement to provide that in the event that Mr. Nadeau’s employment with the Company is terminated for any reason within two years of a “change in control,” the noncompetition covenant in his employment agreement will not apply.

Retention Agreements with Messrs. Atkin and Rydant

On March 23, 2011 and March 24, 2011, the Company entered into a Senior Executive Retention Agreement, or a retention agreement, with each of Timothy J. Atkin and Jeffrey J. Rydant, respectively. Each retention agreement has an initial effective period of two years and will automatically renew for a two year period on the respective anniversary of the effective date thereafter, unless notice of termination is given by us at least six months prior to such renewal date. Notwithstanding the foregoing, the term of the retention agreement is automatically extended to expire two years after certain triggering events specified in the retention agreement or a “change in control.”

Pursuant to the terms of the retention agreement, if we terminate the executive officer’s employment without “cause” or the executive officer terminates his employment for “good reason,” each as defined in the retention agreement, at any time within two years after a “change in control,” then the executive officer will be entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) any other amounts required to be paid or provided of which the executive officer is eligible to receive under any plan, program, policy, or practice; (iv) a lump-sum cash severance payment equal to the executive officer’s annual base salary and target annual bonus; (v) a prorated annual target bonus for the fiscal year of termination; (vi) up to $25,000 annually of outplacement services for a two-year period; (vii) up to 12 months of Company-paid health, dental, and vision coverage under COBRA, on an after tax basis; and (viii) immediate vesting of unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after the executive officer’s termination.

Post-termination payment of base salary, bonus amounts, health benefits, and the immediate vesting of all unvested nonqualified stock options and shares of restricted stock are contingent upon the executive officer’s execution of an agreement releasing us from certain claims related to the executive officer’s employment. We will continue to pay the executive officer’s annual base salary during the pendency of a dispute over the executive officer’s termination. These payments are also subject to reduction to the extent any such payments or benefits constitute “parachute payments” within the meaning of Section 280G of the Code would be subject to the excise tax imposed by Section 4999 of the Code.

The retention agreements also contain customary restrictive covenants, including perpetual confidentiality obligations and nonsolicitation and nondisparagement obligations.

Severance and Change in Control Benefits

During fiscal 2012, the Company maintained or implemented agreements with each of our named executive officers other than Ms. Alderson to provide for certain benefits in the event of a termination of or change in employment following a change in control of the Company.

The change in control benefits under all these agreements were structured as “double trigger” benefits, so that severance would be paid only if, upon a change in control, additional events such as termination of employment or loss of position were to occur. In structuring these arrangements, the Company believes a “double trigger” benefit is appropriate to maximize stockholder value because it would prevent an unintended windfall in the event of a friendly change of control, while still providing the executive with appropriate protection in the event a change in control results in the loss of job or position.

The Company has provided more detailed information about these benefits, along with estimates of their value under various circumstances in the “Potential Payments upon Termination or Change of Control” section of this Compensation Discussion and Analysis.

Tax and Accounting Considerations

Following the consummation of the Transaction, the Company no longer has publicly traded stock. As a result, the Company is no longer subject to Section 162(m).

Clawback Policy Effective During Fiscal 2012

During fiscal 2012, the Company and Sterling Holdco maintained a clawback policy with respect to annual cash incentives and equity grants made to all of our employees, including the named executive officers. Specifically, under the policy, the Boards, in all appropriate circumstances, would require reimbursement of any annual cash incentive payment or annual equity award made to a plan participant if:

•	the incentive payment or equity award was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of the Company’s financial statements filed with the SEC;

•	the Board determined that the plan participant engaged in intentional misconduct that caused or substantially caused the need for the substantial restatement; or

•	a lower incentive payment or equity award would have been made to the participant based upon the restated financial results.

Compensation Risk Assessment

The Successor Board believes that the design and mix of our compensation program during fiscal 2012 appropriately encouraged our named executive officers to focus on long-term growth while also serving to attract, retain, and motivate needed talent. The Company believes its approach to setting Company and individual goals with target payouts at multiple levels of performance, encouraged a level of risk-taking behavior consistent with the Company’s business. The Company also believes it allocated its compensation among base salary, annual cash incentives, and long-term equity compensation during fiscal 2012 in such a way as to not encourage excessive risk-taking.

In its discussions, the Successor Board noted the following attributes of our fiscal 2012 compensation program:

•	There was a balance between short- and long-term financial and strategic objectives, which incentivized managers for continuous improvement in earnings and growth.

•	A significant portion of our management compensation was “at risk” and dependent upon the achievement of specific Company-wide strategic operational and financial goals, as well as individual goals and associated performance that was objectively determined with verifiable results. These corporate goals were pre-established minimum, target, and stretch performance-level goals, with individual metrics and overall maximums.

•	The Successor Board considered other qualitative measures in determining actual compensation payouts.

•	A significant portion of our executives’ total compensation consisted of stock options, and in the case of Dr. Ballhaus, stock options and restricted stock. The stock option awards consisted of both service options and performance options. The service options generally vested at a rate of 20% per year on July 20 each year commencing on July 20, 2012. The restricted stock grant for Dr. Ballhaus vested at a rate of 20% per year on July 25 each year commencing on July 25, 2012. The performance options will vest at the time of a change in control, if at all. We believe the vesting schedules encouraged our executives to focus on the Company’s long-term performance.

•	The Company had a clawback policy in place that entitled the Company to require reimbursement of any annual cash incentive payment or annual equity award from named executive officers and other recipients if financial results determining incentive payments or equity awards were subsequently the subject of a substantial restatement of the Company’s financial statements filed with the SEC and upon the occurrence of other specified events.

Based on this review and the currently known facts and circumstances, the Successor Board’s belief is that the Company’s compensation policies and practices during fiscal 2012, individually and in the aggregate, did not create known risks that were reasonably likely to have a material adverse effect on the Company.

Stockholder Advisory Vote

Since the Company ceased to be a publicly traded company as a result of the consummation of the Transaction prior to the time the Company would have held its annual stockholder meeting following the close of fiscal 2012, the Company did not conduct an advisory stockholder vote on executive compensation. The Compensation and Personnel Committee includes representatives of the owners of a majority of the outstanding shares.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the fiscal years ended June 30, 2012, 2011, and 2010 earned by or paid to our President and CEO, our Chief Financial Officer, and our three additional most highly-compensated executive officers, referred to as our named executive officers, as determined in accordance with applicable SEC rules (to the extent these individuals were named executive officers for any such years).

Following the consummation of the Transaction, Dr. Sloane resigned his position as President and CEO.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation	All Other Compensation (4)	Total

William L. Ballhaus,	2012	790,192	5,500,000	1,000,000	3,803,158	546,000	16,750	11,656,100
President, Chief
Executive Officer and Director

Stanton D. Sloane,	2012	39,765	—	—	—	130,676	2,321,783	2,492,224
Former President,	2011	680,000	—	200,600	511,484	419,220	12,625	1,823,929
Chief Executive Officer and Director	2010	680,000	—	—	84,537	626,441	19,375	1,410,353

Richard J. Nadeau,	2012	447,720	—	35,000	943,390	232,814	508,428	2,167,352
Executive Vice President	2011	426,400	—	166,317	258,702	233,667	7,928	1,093,014
and Chief Financial Officer	2010	401,667	—	—	—	334,466	4,375	740,508

Deborah H. Alderson,	2012	302,820	—	—	608,315	157,648	—	1,068,783
Executive Vice President
Strategic Development

Timothy J. Atkin,	2012	376,012	—	35,000	608,315	195,526	108,283	1,323,136
Executive Vice President	2011	364,000	—	117,411	182,630	199,472	4,150	867,663
and Chief Operating Officer	2010	350,000	—	197,045	237,970	291,480	1,851	1,078,346

Jeffrey J. Rydant,	2012	371,913	—	35,000	1,064,948	194,556	211,617	1,878,034
Executive Vice President &	2011	331,833	—	195,068	304,970	186,868	11,062	1,029,801
Chief Growth Officer	2010	300,000	—	170,961	206,469	249,840	4,375	931,645

(1)	Dr. Ballhaus’ fiscal 2012 salary reflects his salary earned since his employment with the company beginning July 25, 2011. Ms. Alderson’s fiscal 2012 salary reflects her salary earned since her employment with the company beginning November 21, 2011. On August 29, 2011 Mr. Rydant’s salary was increased from $359,755 to $374,145, in conjunction with his appointment to Executive Vice President and Chief Growth Officer.

(2)	The bonus for Dr. Ballhaus of $5,500,000 represents a one-time signing bonus pursuant to the terms and conditions of his July 20, 2011 employment agreement.

(3)	The amounts in these columns represent the aggregate grant date fair value computed in accordance with ASC 718. The grant date fair value of our stock awards was the fair value of the Company’s stock on the date of grant. Assumptions used in the calculation of the grant date fair value of our option awards are included in Note 6 of our Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

(4)	For fiscal 2012, the 401(k) company matching contributions include the per pay period matching contributions for income earned from July 1, 2011 through June 30, 2012. For Dr. Ballhaus, the fiscal 2012 amount consists of 401(k) company matching contributions. For Dr. Sloane, the fiscal 2012 amount includes a transaction bonus of $500,000, severance of $1,394,000, accrued leave payout of $255,920 and ninety-day salary continuation of $171,863. For Mr. Nadeau, the fiscal 2012 amount includes a $500,000 transaction bonus and 401(k) company matching contributions of $8,428. For Mr. Atkin, the fiscal 2012 amount includes a transaction bonus of $100,000 and 401(k) company matching contributions of $8,283. For Mr. Rydant, the fiscal 2012 amount includes a transaction bonus of $200,000, a twenty-year service award of $3,145 and 401(k) company matching contributions of $8,472.

Grants of Plan-Based Awards

The following table sets forth information regarding cash incentive awards and options granted to our named executive officers during fiscal 2012.

Grants of Plan-Based Awards – Fiscal 2012

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number	All Other Option Awards:	Exercise or Base	Grant Date Fair Value of Stock
Name of Executive	Grant Date(1)	Threshold ($)(2)	Target ($)(2)	Maximum ($)(2)	of Shares of Stock or Units(#)(3)	Number of Securities Underlying Options(#)(3)	Price of Option Awards ($/Sh)	and Option Awards ($)(4)
William L. Ballhaus	N/A	$—	$840,000	$—	—	—	$—	$—
	2/9/2012	—	—	—	—	14,392	1,000	3,803,158
	5/16/12	—	—	—	1,000	—	—	1,000,000
Stanton D. Sloane	N/A	—	211,964	—	—	—	—	—
Richard J. Nadeau	N/A	—	358,176	—	—	—	—	—
	7/1/2011	—	—	—	1,129	—	—	35,000
	2/9/2012	—	—	—	—	3,570	1,000	943,390
Deborah H. Alderson	N/A	—	242,536	—	—	—	—	—
	2/9/2012	—	—	—	—	2,302	1,000	608,315
Timothy J. Atkin	N/A	—	300,810	—	—	—	—	—
	7/1/2011	—	—	—	1,129	—	—	35,000
	2/9/2012	—	—	—	—	2,302	1,000	608,315
Jeffrey R. Rydant	N/A	—	299,316	—	—	—	—	—
	7/1/2011	—	—	—	1,129	—	—	35,000
	2/9/2012	—	—	—	—	4,030	1,000	1,064,948

(1)	Equity grants made to the executive officers effective July 1, 2011 were granted under the SRA International, Inc. 2010 Incentive Plan. A pro-rata portion of these grants became fully vested and converted into a right to receive a cash payment of $31.25 per share in connection with the Transaction. Equity grants made to the executive officers under the Stock Incentive Plan effective February 9, 2012 were based upon management’s and the Sterling Holdco Board’s discretion.

(2)	The amount set forth in the “target” column represents the target annual cash incentive plan payment established for each named executive officer, and for Dr. Sloane and Ms. Alderson, prorated for their length of employment in fiscal 2012. The actual amount earned under our annual cash incentive plan by each of the named executive officers for fiscal 2012 performance was as follows: Dr. Sloane, $130,676; Dr. Ballhaus, $546,000; Richard Nadeau, $232,814; Deborah Alderson, $157,648; Timothy Atkin, $195,526; and Jeffrey Rydant, $194,556. A complete description of our annual cash incentive plan, and the determination of the target amounts for each named executive officer, is found in the Compensation Discussion and Analysis of this annual report on Form 10-K, in the section entitled “Annual Cash Incentives.”

(3)	Amounts in these columns reflect restricted stock and options granted to named executive officers in fiscal 2012 subsequent to the Transaction.

(4)	The amounts in these columns represent the aggregate grant date fair value computed in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and restricted stock awards held by our named executive officers as of June 30, 2012.

Outstanding Equity Awards at Fiscal Year End

		Option Awards				Stock Awards
Name of Executive	Grant Date	Number of Shares Underlying Unexercised Options Exercisable (#)(1)	Number of Shares Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares that Have Not Vested (#)(1)	Market Value of Shares that Have Not Vested ($)(4)
William L. Ballhaus	2/9/2012	—	14,392	$1,000	2/9/2022	—	$—
	5/16/2012	—	—	—		1,000	1,000,000

Stanton D. Sloane	—	—	—	—	—	—	—

Richard J. Nadeau	2/9/2012	—	3,570	1,000	2/9/2022	—	—

Deborah H. Alderson	2/9/2012	—	2,302	1,000	2/9/2022	—	—

Timothy J. Atkin	2/9/2012	—	2,302	1,000	2/9/2022	—	—

Jeffrey J. Rydant	2/9/2012	—	4,030	1,000	2/9/2022	—	—

(1)	The stock options grants are composed of 50% “service options” and 50% “performance options”. Service options vest in five equal installments on July 20 each year commencing on July 20, 2012, subject to the option holder’s continued employment or service with the Company. The performance options vest at the time of a change in control, if at all, based upon the cash return to the PEP Funds from is investment in the Company.

(2)	The option exercise price is based on the fair value of the Company’s stock on the date of grant.

(3)	The service and performance options expire 10 years from the date of grant.

(4)	Based on $1,000 per share, the fair value of the Company’s stock on June 30, 2012.

Stock Option Exercises and Restricted Stock Vesting

The following table provides information on (1) stock option exercises by the named executive officers during fiscal 2012, including the number of shares acquired upon exercise and the value realized, and (2) the number of shares acquired upon the vesting of restricted stock awards held by the named executive officers in fiscal 2012 and the value realized.

Upon consummation of the Transaction, all stock options held by employees vested and were cashed out, and each award of restricted stock that was outstanding and unvested immediately prior to the effective time of the Transaction, including a pro-rata portion of those granted on July 1, 2012, became fully vested and converted into a right to receive a cash payment of $31.25 per share.

Option Exercises and Stock Vested – Fiscal 2012

	Option Awards		Stock Awards
Name of Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
William L. Ballhaus	—	$—	—	$—
Stanton D. Sloane	299,539	2,113,758	10,000	312,500
Richard J. Nadeau	89,264	1,121,723	12,018	375,563
Deborah H. Alderson	—	—	—	—
Timothy J. Atkin	94,122	1,146,253	22,311	697,219
Jeffrey J. Rydant	64,074	709,157	19,394	606,063

(1)	Upon consummation of the Transaction, all stock options held by employees were cashed out, and each award of restricted stock, including a pro-rata portion of shares granted on July 1, 2011, that was outstanding and unvested immediately prior to the effective time of the Transaction, became fully vested and converted into a right to receive a cash payment of $31.25 per share. The amounts reflected above represent the cash-out of equity due to the Transaction. Outside of the Transaction, no named executive officer exercised options or had restricted stock vest during fiscal 2012.

Nonqualified Deferred Compensation

The following table summarizes the compensation deferred during fiscal 2012 by the named executive officers under the Deferred Compensation Plan for Key Employees of SRA International, Inc., or the 1995 Plan, and the 2005 Deferred Compensation Plan for Key Employees of SRA International, Inc., or the 2005 Plan. Assets deferred under both plans were contained in irrevocable “rabbi trusts.” A rabbi trust is a grantor trust, the assets of which are reachable by our creditors in the event of a bankruptcy.

Fiscal 2012 Nonqualified Deferred Compensation

Name of Executive	Executive Contributions in Fiscal 2012	Registrant Contributions in Fiscal 2012	Aggregate Earnings in Fiscal 2012	Aggregate Withdrawals/ Distributions	Aggregate Balance at Fiscal 2012 End
William L. Ballhaus	$—	$—	$—	$—	$—
Stanton D. Sloane	—	—	—	—	—
Richard J. Nadeau	—	—	—	—	—
Deborah H. Alderson	—	—	—	—	—
Timothy J. Atkin	—	—	1	62,841	—
Jeffrey J. Rydant	—	—	—	46,185	—

“-” means no amounts were contributed by such individuals.

Prior to the Transaction, during fiscal 2012, executives were permitted to voluntarily defer up to 50% of their base salary and up to 100% (less statutory tax withholding) of their paid cash incentive bonus into the 2005 Plan. At the time a deferral election was made, the executive could elect the time and manner of distribution, subject to Internal Revenue Service regulations, including Section 409A. Salary and bonus amounts deferred remained assets of our Company during the period of deferral. Once deferred, the executive could request that we invest his or her deferrals in a variety of mutual funds managed by Fidelity Investments. Starting in 2005, executives could no longer contribute to the 1995 Plan, although their balances and deferral elections remained in place pursuant to their original elections. Deferrals under the 1995 Plan could be invested similar to the 2005 Plan.

Following the Transaction, all assets in the corresponding rabbi trusts were distributed in lump sum payments to the respective beneficiaries of the trusts due to either the change-in-control provision within the plan or termination of the plan just prior to the Transaction. Subsequent to the Transaction, any existing plans were terminated.

Potential Payments upon Termination or Change in Control

The Company entered into employment or retention agreements that, by their terms, will require the Company to provide compensation and benefits to its named executive officers if their employment terminates or they resign under specified circumstances or upon a change in control.

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that the employment terminated on June 30, 2012 and the named executive officer does not become employed by a new employer or return to work for the Company. The Company also assumes that none of payments to which the named executive officers would have become entitled would be reduced as a consequence of such payments being considered “parachute payments” under Section 280G of the Code and subject to the excise tax under Section 4999 of the Code.

Involuntary Termination (Absent a Change in Control)

Dr. Ballhaus. If Dr. Ballhaus’ employment had been terminated effective as of June 30, 2012 by the Company without “cause” or by him with “good reason,” each as defined in the employment agreement, Dr. Ballhaus will be entitled to: (i) any earned but unpaid compensation or benefits; (ii) cash severance equal to two times the sum of his base salary and target bonus opportunity as of his termination date; (iii) a pro rata bonus payment for year of termination; (iv) the retention and signing bonuses, if unpaid as of the termination date; (v) continued medical coverage for 18 months following his termination of employment; and (vi) vesting of an additional 20% installment of his restricted stock award granted May 16, 2012.

Under Dr. Ballhaus’ employment agreement, “cause” generally means: (i) commission or conviction of, or entry of a plea of guilty or nolo contendere to, any felony or any other crime (whether or not a felony) involving moral turpitude, deceit, dishonesty or fraud; (ii) continued failure or refusal to perform any material duty to the Company or its affiliates which is customarily attached to his position (other than by reason of his death or Disability, and taking into account normal vacation periods or other approved leaves of absence), (iii) gross negligence or willful misconduct in the performance of his duties; or (iv) a material breach of any material agreement (including but not limited to this Agreement) to which Dr. Ballhaus and the Company or any of its affiliates are now or hereafter parties.

Mr. Nadeau. If Mr. Nadeau’s employment had been terminated effective as of June 30, 2012 by the Company without “cause,” as defined in his employment agreement, Mr. Nadeau would have been entitled to the following severance benefits pursuant to his employment agreement as amended: (i) all wages earned but unpaid prior to the termination date, payable within 60 days of termination; (ii) all accrued but unused personal leave, payable within 60 days of termination; (iii) distributions under the deferred compensation plan, if Mr. Nadeau participated in such plan; (iv) cash severance equal to the sum of two times his base salary and two times his target annual bonus as of his termination date and (vi) for 18 months, the monthly amount equal to the cost of COBRA coverage, each payable in accordance with our normal payroll practices then in effect.

Under Mr. Nadeau’s employment agreement, “cause” generally means: (i) a breach of the terms of the employment agreement; (ii) any allegation reasonably determined by the Company to be credible of any act of fraud, disloyalty, negligence in performing duties, a crime or misdemeanor, or any action that harms our reputation or relationship with customers, stockholders, or employees; or (iii) the failure to maintain the necessary governmental clearances. In addition, “good reason” generally means: (x) a material diminution in Mr. Nadeau’s duties or responsibilities or (y) a material change in his principal place of employment such that his commuting distance has increased by more than 50 miles. Pursuant to an amendment on March 23, 2011, “good reason” within two years of a change in control generally means: (a) a material diminution in Mr. Nadeau’s title, duties, position, responsibilities or compensation; (b) a material change in his principal place of employment such that his commuting distance has increased by more than 25 miles; (c) a material breach of his employment agreement by the Company; or (d) failure by the Company to obtain written assumption of his employment agreement by the purchaser or successor.

If Mr. Nadeau’s employment had been terminated effective as of June 30, 2012 by him with “good reason,” as defined in his employment agreement, Mr. Nadeau would have been entitled to the following severance benefits: (i) all wages earned but unpaid prior to the termination date, payable within 60 days of termination; (ii) all accrued but unused personal leave, payable within 60 days of termination; (iii) distributions under the deferred compensation plan, if Mr. Nadeau participated in such plan; (iv) 12 months of his base salary and (vi) for 12 months, the monthly amount equal to the cost of COBRA coverage, each payable in accordance with our normal payroll practices then in effect.

Messrs. Atkin and Rydant. By the terms of their respective retention agreements, none of Messrs. Atkin or Rydant is entitled to any payments in the event of their termination absent a change in control.

Estimate of Benefits upon an Involuntary Termination (Absent a Change in Control). The following table sets forth an estimate of the benefits that would have accrued to Dr. Ballhaus in the event that he experienced an involuntary termination on June 30, 2012.

Benefit	Estimated Value ($)
Vesting of options and restricted shares (1)	$200,000
Cash severance payment (2)	3,360,000
Pro rata bonus (3)	840,000
Retention bonus (4)	2,000,000
Continuation of benefits for 18 months (5)	28,754
Total potential payments	$6,428,754

(1)	Based on vesting of additional 20% installment of restricted stock grant multiplied by $1,000, the fair value of the Company’s stock on June 30, 2012, and, in the case of options, after deducting the aggregate exercise price of the options that vest.
(2)	Reflects two times the sum of Dr. Ballhaus’ annual salary of $840,000 as of June 30, 2012 and his target annual bonus for fiscal 2012 of $840,000.
(3)	Based on his fiscal 2012 bonus target of $840,000.
(4)	As specified in employment agreement.
(5)	Based on employer cost of COBRA premiums in effect on the last day of fiscal 2012.

The following table sets forth an estimate of the benefits that would have accrued to Mr. Nadeau in the event that he experienced an involuntary termination by the Company without “cause” on June 30, 2012.

Benefit	Estimated Value ($)
Cash severance payment (1)	$1,611,792
Continuation of COBRA for 18 months (2)	23,200
Unvested annual cash incentives (3)	—
Total potential payments	$1,634,992

(1)	Reflects two times the sum of Mr. Nadeau’s annual salary of $447,720 as of June 30, 2012 and his target annual bonus for fiscal 2012 of $358,176.
(2)	Based on employer cost of COBRA premiums in effect on the last day of fiscal 2012.
(3)	Beginning in fiscal 2009, all annual cash incentives were paid out at 100%. There is no unvested portion as of June 30, 2012.

The following table sets forth an estimate of the benefits that would have accrued to Mr. Nadeau in the event that he terminated employment with the Company for “good reason” on June 30, 2012.

Benefit	Estimated Value ($)
Base salary continuation	$447,720
Continuation of COBRA for 12 months (1)	15,467
Unvested annual cash incentives (2)	—
Total potential payments	$463,187

(1)	Based on employer cost of COBRA premiums in effect on the last day of fiscal 2012.
(2)	Beginning in fiscal 2009, all annual cash incentives were paid out at 100%. There is no unvested portion as of June 30, 2012.

Involuntary Termination Following a Change in Control

Dr. Ballhaus. If Dr. Ballhaus’ employment had been terminated effective as of June 30, 2012 by the Company without “cause” or by him with “good reason,” within two years of a “change in control”, Dr. Ballhaus will be entitled to: (i) any earned but unpaid compensation or benefits; (ii) cash severance equal to three times the sum of his base salary and target bonus opportunity as of his termination date; (iii) a pro rata bonus payment for year of termination; (iv) the retention and signing bonuses, if unpaid as of the termination date; (v) continued medical coverage for 18 months following his termination of employment; and (vi) full vesting of his restricted stock award granted on May 16, 2012.

Mr. Nadeau. Pursuant to an amendment to Mr. Nadeau’s employment agreement effective March 23, 2011, Mr. Nadeau would be entitled to the following severance benefits if his employment was terminated effective as of June 30, 2012 by him for “good reason” within two years of a “change in control”: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) up to 12 months of the Company paid health, dental, and vision coverage under COBRA, on an after tax basis; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; (v) lump-sum cash severance payment equal to Mr. Nadeau’s annual base salary and target annual bonus; (vi) a prorated annual target bonus for the fiscal year of termination; (vii) up to $25,000 annually of outplacement services for two year period; and (viii) immediate vesting of all unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after Mr. Nadeau’s termination.

The definition of “good reason” is described in “—Involuntary Termination (Absent a Change in Control)—Mr. Nadeau.”

Messrs. Atkin and Rydant. If the employment of any of Messrs. Atkin or Rydant had been terminated effective as of June 30, 2012 within two years of a change in control by the Company without “cause” or by the executive officer with “good reason,” each as defined in their respective retention agreements, the executive officer would have been entitled to the following severance benefits: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) any other amounts required to be paid or provided of which the executive officer is eligible to receive under any plan, program, policy, or practice; (iv) a lump-sum cash severance payment equal to the executive officer’s annual base salary and target annual bonus; (v) a prorated annual target bonus for the fiscal year of termination; (vi) up to $25,000 annually of outplacement services for a two-year period; (vii) up to 12 months of Company-paid health, dental, and vision coverage under COBRA, on an after tax basis; and (viii) immediate vesting of unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after the executive officer’s termination.

Under the retention agreements, “cause” generally means: (x) the willful and continued failure by the executive to perform substantially all of his duties with the Company after a demand for substantial performance is delivered to the executive by the Board; or (y) the willful engaging by the executive in criminal conduct that is materially and demonstrably injurious to the Company. In addition, “good reason” generally means: (i) a material adverse change in the executive’s title, duties, position, responsibilities, or compensation; (ii) the assignment of duties materially inconsistent with the executive’s duties as of the effective date of the agreement; (iii) a material change in the executive’s principal place of employment such that the executive’s commuting distance increases by more than 25 miles; (iv) a material breach of the agreement by the Company; or (v) failure by the Company to obtain written assumption of agreement by a purchaser or successor following a change in control.

In addition, for purposes of the retention agreements, “change in control” generally means the occurrence of any of the following: (i) a new significant stockholder acquires more than 35% of the voting power of the company, subject to certain exceptions; (ii) a material change in the composition of our Board of Directors; or (iii) a merger, reorganization, asset sale, or similar transaction, subject to certain exceptions. Note that the Transaction constituted a “change in control” under the retention agreements.

Estimate of Benefits upon an Involuntary Termination Following a Change in Control. The following table sets forth an estimate of the benefits that would have accrued to Dr. Ballhaus and Messrs. Nadeau, Atkin and Rydant in the event that they experienced an involuntary termination on June 30, 2012 following a change in control. Ms. Alderson did not have a change in control provision in place as of June 30, 2012.

	Salary (other than accrued amounts)	Target Bonus	Prorated Bonus	Equity Awards(1)	Deferred Compensation	Other(2)	Total
William L. Ballhaus	$2,520,000	$2,520,000	$840,000	$1,000,000	$-	$2,028,754	$8,908,754
Richard J. Nadeau	447,720	358,176	358,176	-	-	65,467	1,229,539
Timothy J. Atkin	376,012	300,810	300,810	-	-	55,359	1,032,991
Jeffrey R. Rydant	374,145	299,316	299,316	-	-	55,359	1,028,136

(1)	Based on the number of shares that vest multiplied by $1,000, the fair value of the Company’s stock on June 30, 2012, and in the case of options, after deducting the aggregate exercise price of the options that vest.
(2)	For Dr. Ballhaus, amount includes his $2,000,000 retention bonus plus benefits continuation for 18 months based on employer cost of premiums and other benefit costs in effect on the last day of fiscal 2012. For Mr. Nadeau, amount includes benefits continuation for 12 months based on employer cost of premiums and other benefit costs in effect on the last day of fiscal 2012 and outplacement services of $50,000. For Messrs. Atkin and Rydant, amounts include benefits continuation for 12 months based on employer cost of premiums and other benefit costs in effect on the last day of fiscal 2012 and outplacement services of $50,000.

Change in Control

Under their respective employment agreements, Dr. Ballhaus and Mr. Nadeau would have also been eligible for certain additional benefits in the event our Company had experienced a change in control on June 30, 2012 and certain conditions described below were met, regardless of whether their respective employments had been terminated.

Dr. Ballhaus. In the event of a change in control on June 30, 2012, Dr. Ballhaus would have been eligible to receive payment of his $2,000,000 retention bonus and full vesting of his $1,000,000 restricted stock award.

Mr. Nadeau. In the event of a change in control on June 30, 2012, Mr. Nadeau would have been eligible to receive the following benefits, as applicable:

If Mr. Nadeau were offered a position with the material responsibilities of a Chief Financial Officer or operating sector leader of a division roughly equal to the size of the company prior to the change in control, then 80% of all unvested nonqualified options and shares of restricted stock would vest in full as of the date of the change in control, and provided that Mr. Nadeau remained employed with the acquirer or the Company for one year following the change in control, the remaining 20% of such unvested nonqualified options and restricted stock would vest as of first anniversary of the change in control; or

If Mr. Nadeau did not receive an offer of employment with the material responsibilities of a Chief Financial Officer or operating sector leader of a division roughly equal to the size of the Company prior to the change in control, then all of the unvested nonqualified options and restricted stock would vest in full as of the date of the change in control.

For purposes of Mr. Nadeau’s agreement, “change in control” generally means the occurrence of any of the following: (i) a new significant stockholder acquires more than 35% of the voting power of the company, subject to certain exceptions; (ii) a material change in the composition of our Board of Directors; or (iii) a merger, reorganization, asset sale, or similar transaction, subject to certain exceptions.

	Estimated Value 80% (1)(2)	Estimated Value 100% (1)
Richard J. Nadeau	—	—

(1)	Based on the number of options that vest multiplied by $1,000, the fair value of the Company’s stock on June 30, 2012, after deducting the aggregate exercise price of the options that vest. Since the fair value and exercise price are both $1,000, the intrinsic value of the options as of June 30, 2012 is $0.

In connection with the Transaction, all compensatory equity awards held by employees of the Company, including Mr. Nadeau, were cancelled for cash. See “Compensation Paid in Connection with the Transaction.”

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All members of Successor Board functioned as the Compensation and Personnel Committee during fiscal 2012.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our issued and outstanding common stock is owned by Sterling Parent, which is wholly-owned by Sterling Holdco.  The following table sets forth information regarding the beneficial ownership of Sterling Holdco’s common stock as of August 13, 2012 by each person known to beneficially own more than 5% of the common stock of Sterling Holdco.  At August 13, 2012, there were 514,135 shares of common stock of Sterling Holdco outstanding.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)(2)	Percentage of Common Stock Outstanding
5% Beneficial Owners:
Providence Equity Partners VI LP (3)	281,425	54.8%
Providence Equity Partners VI-A LP (3)	96,814	18.8
Ernst Volgenau (4)	120,000	23.3

Directors and Named Executive Officers:
William L. Ballhaus	1,574	*
Timothy J. Atkin	230	*
Richard J. Nadeau	357	*
Jeffrey J. Rydant	403	*
Deborah H. Alderson	230	*
Ernst Volgenau (4)	120,000	23.3
Julie G. Richardson	-	-
Christopher C. Ragona	-	-

All Directors and Executive Officers as a Group	122,794	23.9

(1)	The number of shares beneficially owned by each stockholder is determtined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after August 1, 2012 through the exercise of any stock option or other right.
(2)	Includes the following number of shares of common stock issuable upon exercise of service options: William L. Ballhaus, 1,439, Timothy J. Atkin, 230; Richard J. Nadeau, 357; Jeffrey J. Rydant, 403; and Deborah H. Alderson, 230.
(3)	Providence exercises voting and investment authority over all of such securities owned by affiliates of Providence. The address for Providence is 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.
(4)	Ernst Volgenau has sole voting and dispositive power over such shares. The address for The Volgenau Rollover Trust is c/o SRA International, Inc., 4350 Fair Lakes Court, Fairfax, Virginia 22033.

“ * ” means less than 1% as a percentage of common stock outstanding.

“ - ” means no shares of Sterling Holdco are held by such individuals.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services and the Company pays Providence an aggregate annual fee of $1.8 million. For the period from July 21, 2011 through June 30, 2012, the Company incurred $1.8 million in management fees.

As of June 30, 2012, a Providence affiliate owned $11.7 million of the Company’s Term Loan B Facility. Interest payments were made for the Term Loan B Facility of approximately $1.0 million during the period from July 21, 2011 through June 30, 2012.

In connection with financing the Transaction, the Volgenau Rollover Trust was issued a promissory note for a principal amount up to $30 million at an annual interest rate of 4.25 percent, repayable solely based on proceeds from planned divestitures. This note is expected to be settled for $17 million, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. During fiscal 2012, $12 million of this note was paid.

The spouse of Deborah Alderson, Executive Vice President of Strategic Development, is employed by EMC Corporation, a company SRA contracts with for information technology equipment and services. In his position as Public Sector Business Strategist, Mr. Alderson receives sales based commissions. It is not clear how much commission, if any, Mr. Alderson received related to the sales between SRA and EMC, however, the Company does not believe the commission to be material.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the period from July 21, 2011 through June 30, 2012 were $8.2 million.

As of June 30, 2012 there were no amounts due from related parties and $0.9 million was due to related parties included in the accompanying consolidated balance sheet.

Director Independence

SRA International, Inc. is a privately-held corporation. All of SRA’s outstanding common stock is owned by Sterling Parent, which is wholly-owned by Sterling Holdco. Ms. Richardson and Mr. Ragona are not independent because of their affiliations with funds which hold more than 5% equity interests in Sterling Holdco. Dr. Ballhaus is not an independent director because Dr. Ballhaus is currently employed by the Company. Dr. Volgenau is not an independent director because he currently holds more than 5% equity interest in Sterling Holdco and is an employee of the Company.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firms’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP, or KPMG, and Deloitte & Touche LLP, or Deloitte, for the audit of our annual financial statements and review of our interim financial statements for the fiscal years ended June 30, 2012 and 2011, and fees for other services rendered by KPMG and Deloitte for the same periods, while those firms were the Company’s Registered Public Accounting Firm.

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	June 30, 2012	June 30, 2011
Audit Fees (1)	$731,000	$1,160,000
Audit Related Fees (2)	363,000	148,000

Total Fees	$1,094,000	$1,308,000

(1)	“Audit fees” consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	“Audit-related fees” in fiscal 2011 related to the Transaction. In fiscal 2012 the fees were related to the Transaction and our Registration Statement filed on Form S-4 with the Securities and Exchange Commission.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.		Description

3.1	*	Amended and Restated Articles of Incorporation of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

3.2	*	Amended and Restated By-laws of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

4.1	*	Indenture, dated July 20, 2011, by and between Sterling Merger Inc. and Wilmington Trust, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.2	*	Supplemental Indenture, dated July 20, 2011, by and among SRA International, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.3	*	Second Supplemental Indenture, dated February 3, 2012, by and among SRA International, Inc. and Wilmington Trust, National Association (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

4.4	*	Form of SRA International, Inc.’s 11% Senior Notes due 2019 (included in the Indenture filed as Exhibit 4.1) (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.5	*	Registration Rights Agreement, dated July 20, 2011, by and between Sterling Merger Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.6	*	Joinder Agreement to the Registration Rights Agreement, dated July 20, 2011, by and among SRA International, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.1	*	Form of Senior Executive Retention Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2011)

10.2	*	Employment Agreement, dated May 3, 2009, by and between the Company and Richard Nadeau (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2009)

10.3	*	Amendment No. 1 to the Employment Agreement by and between the Company and Richard Nadeau, dated March 23, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2011)

10.4	*	Amendment No. 2 to the Employment Agreement by and between the Company and Richard Nadeau, dated April 18, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2011)

10.5	*	Amendment No. 3 to the Employment Agreement by and between the Company and Richard Nadeau, dated August 5, 2011 (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.6	*	Credit Agreement, dated July 20, 2011, by and among Sterling Merger Inc., Sterling Parent Inc., Citibank, N.A., as administrative agent, and several lenders from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.7	*	Employment Agreement, dated July 20, 2011, by and among Sterling Holdco Inc. and William L. Ballhaus (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.8	*	Credit Agreement Assumption Agreement and Affirmation of Guarantees and Security Interests, dated February 1, 2012, and effective as of February 3, 2012, by and among SRA International, Inc. (Delaware), Systems Research and Applications Corporation (Virginia), and consented to be the other loan parties and Citibank, N.A., as Administrative Agent (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.9	*	Master Guarantee Agreement, dated July 20, 2011, by and among Sterling Parent Inc., SRA International, Inc., certain Subsidiaries named therein and Citibank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.10	*	Collateral Agreement, dated July 20, 2011, by and among Sterling Parent Inc., Sterling Merger Inc., SRA International, Inc., certain Subsidiaries named therein and Citibank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.11	*	Financial Advisory Agreement, dated July 20, 2011, by and among Sterling Holdco Inc., SRA International, Inc. and Providence Equity Partners, L.L.C. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.12	*	Sterling Holdco Inc. Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.13	*	Sterling Holdco Inc. Nonqualified Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.14	*	Form of Management Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on May 10, 2012)

10.15	+	Senior Executive Retention Agreement for Jeffrey R. Rydant dated March 24, 2011

10.16	+	Senior Executive Retention Agreement for Timothy J. Atkin dated March 24, 2011

10.17	+	Sterling Holdco Inc. Restricted Stock Agreement for William L. Ballhaus dated May 16, 2012

16.1	*	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

21.1	*	List of subsidiaries of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

31.1	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	+	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	+	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Previously filed
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax, Commonwealth of Virginia on this 17th day of August, 2012.

SRA INTERNATIONAL, INC.

By:	/s/ William L. Ballhaus
Name:	William L. Ballhaus
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ William L. Ballhaus	President, Chief Executive Officer, Director	August 17, 2012
William L. Ballhaus	(Principal Executive Officer)

/s/ Richard J. Nadeau	Executive Vice President and Chief Financial	August 17, 2012
Richard J. Nadeau	Officer (Principal Financial Officer and
Accounting Officer)

/s/ Ernst Volgenau	Chairman of the Board of Directors	August 17, 2012
Ernst Volgenau

/s/ Julie G. Richardson	Director	August 17, 2012
Julie G. Richardson

/s/ Christopher C. Ragona	Director	August 17, 2012
Christopher C. Ragona

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Financial Statements

Consolidated Balance Sheets – June 30, 2012 (Successor) and June 30, 2011 (Predecessor)	F-4

Consolidated Statements of Operations – Period from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the fiscal year ended June 30, 2011 and 2010 for the Predecessor	F-6

Consolidated Statements of Comprehensive Income (Loss) – Period from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the fiscal year ended June 30, 2011 and 2010 for the Predecessor	F-7

Consolidated Statements of Changes in Stockholder’s Equity – Period from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the fiscal year ended June 30, 2011 and 2010 for the Predecessor	F-8

Consolidated Statements of Cash Flows – Period from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the fiscal year ended June 30, 2011 and 2010 for the Predecessor	F-9

Notes to Consolidated Financial Statements	F-10

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

SRA International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SRA International, Inc. and subsidiaries as of June 30, 2012 (Successor), and the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity and cash flows for the period from July 1, 2011 through July 20, 2011 (Predecessor) and the period from July 21, 2011 through June 30, 2012 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2012 (Successor), and the results of their operations and their cash flows for the period from July 1, 2011 through July 20, 2011 (Predecessor) and the period from July 21, 2011 through June 30, 2012 (Successor), in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia

August 17, 2012

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SRA International, Inc. and subsidiaries (the “Company”) as of June 30, 2011 (Predecessor), and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income and cash flows for each of the two years in the period ended June 30, 2011 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2011 (Predecessor), and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the accompanying fiscal 2010 and 2011 consolidated financial statements have been retrospectively adjusted for discontinued operations.

/s/ Deloitte & Touche LLP

McLean, Virginia

August 15, 2011 (May 10, 2012 as to Notes 2 and 3)

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Predecessor	Successor
	June 30,	June 30,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$171,758	$3,647
Restricted cash	-	1,067
Accounts receivable, net	339,147	309,434
Prepaid expenses and other	59,462	11,249
Deferred income taxes	-	22,816
Current assets of discontinued operations	17,124	220
Total current assets	587,491	348,433
Property and equipment, net	31,148	26,300
Goodwill	481,194	1,061,796
Trade names	-	202,100
Identified intangibles, net	40,012	403,139
Deferred compensation trust	8,805	-
Other long-term assets	1,922	46,758
Long-term assets of discontinued operations	7,719	-
Total assets	$1,158,291	$2,088,526

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share and per share amounts)

	Predecessor	Successor
	June 30,	June 30,
	2011	2012
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$108,995	$124,625
Accrued payroll and employee benefits	110,187	114,486
Billings in excess of revenue recognized	11,968	8,571
Deferred income taxes	25,799	-
Current liabilities of discontinued operations	14,536	-
Total current liabilities	271,485	247,682
Long-term debt	-	1,127,521
Deferred compensation liability	8,805	-
Deferred income taxes	11,114	212,654
Other long-term liabilities	5,787	24,821
Long-term liabilities of discontinued operations	57	-
Total liabilities	297,248	1,612,678
Commitments and contingencies
Stockholder's equity:
Predecessor:
Preferred stock, par value $0.20 per share; 5,000 shares authorized; none issued	-	-

Class A common stock, par value $0.004 per share; 180,000 shares authorized; 49,450 shares issued as of June 30, 2011; 46,098 shares outstanding as of June 30, 2011	198	-

Class B common stock, par value $0.004 per share; 55,000 shares authorized; 11,703 shares issued and outstanding as of June 30, 2011	47	-
Successor:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and oustanding as of June 30, 2012	-	-
Additional paid-in capital	385,770	516,819
Treasury stock, at cost	(65,640)	-
Accumulated other comprehensive loss, net of tax	(2,965)	(12,027)
Retained earnings (accumulated deficit)	543,633	(28,944)
Total stockholder's equity	861,043	475,848
Total liabilities and stockholder's equity	$1,158,291	$2,088,526

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012

Revenue	$1,614,532	$1,704,991	$99,308	$1,575,872
Operating costs and expenses:
Cost of services	1,224,768	1,283,878	78,550	1,191,256
Selling, general and administrative	223,385	242,976	13,721	215,369
Depreciation and amortization of property and equipment	16,712	15,432	837	14,186
Amortization of intangible assets	7,418	8,551	442	91,551
Sale of Constella Futures Holding, LLC	1,889	-	-	-
Transaction costs	-	8,373	68,069	699
Total operating costs and expenses	1,474,172	1,559,210	161,619	1,513,061
Operating income (loss)	140,360	145,781	(62,311)	62,811
Interest expense	(1,202)	(859)	(19)	(101,715)
Interest income	1,838	741	13	85
Income (loss) from continuing operations before income taxes	140,996	145,663	(62,317)	(38,819)
Provision for (benefit from) income taxes	52,075	53,991	(18,462)	(14,768)
Income (loss) from continuing operations	88,921	91,672	(43,855)	(24,051)
Loss from discontinued operations, net of tax	(70,506)	(25,932)	(1,126)	(4,893)
Net income (loss)	$18,415	$65,740	$(44,981)	$(28,944)

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012

Net income (loss)	$18,415	$65,740	$(44,981)	$(28,944)
Unrealized (loss) gain on foreign currency translation	(185)	466	(380)	954
Realized gain on cumulative foreign currency translation	-	-	-	(954)
Unrealized loss on interest rate swaps, net of tax	-	-	-	(12,027)
Comprehensive income (loss)	$18,230	$66,206	$(45,361)	$(40,971)

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit)	Equity
Balance July 1, 2009 (Predecessor)	46,633	$187	13,101	$52	-	$-	$348,805	(3,258)	$(63,656)	$(3,246)	$459,478	$741,620
Net income	-	-	-	-	-	-	-	-	-	-	18,415	18,415
Proceeds from stock-based awards and related tax effects	382	2	-	-	-	-	2,024	-	-	-	-	2,026
Reissuance of treasury stock	-	-	-	-	-	-	-	24	462	-	-	462
Repurchase of common stock	-	-	-	-	-	-	-	(62)	(1,233)	-	-	(1,233)
Employee stock purchase plan	76	-	-	-	-	-	1,426	-	-	-	-	1,426
Shares converted between classes	100	-	(100)	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	9,032	-	-	-	-	9,032
Foreign currency translation	-	-	-	-	-	-	-	-	-	(185)	-	(185)
Balance June 30, 2010 (Predecessor)	47,191	$189	13,001	$52	-	$-	$361,287	(3,296)	$(64,427)	$(3,431)	$477,893	$771,563
Net income	-	-	-	-	-	-	-	-	-	-	65,740	65,740
Proceeds from stock-based awards and related tax effects	890	4	-	-	-	-	12,460	-	-	-	-	12,464
Reissuance of treasury stock	-	-	-	-	-	-	22	20	390	-	-	412
Repurchase of common stock	-	-	-	-	-	-	-	(74)	(1,603)	-	-	(1,603)
Employee stock purchase plan	71	-	-	-	-	-	1,483	-	-	-	-	1,483
Shares converted between classes	1,298	5	(1,298)	(5)	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	10,518	-	-	-	-	10,518
Foreign currency translation	-	-	-	-	-	-	-	-	-	466	-	466
Balance June 30, 2011 (Predecessor)	49,450	$198	11,703	$47	-	$-	$385,770	(3,350)	$(65,640)	$(2,965)	$543,633	$861,043
Net loss	-	-	-	-	-	-	-	-	-	-	(44,981)	(44,981)
Proceeds from stock-based awards and related tax effects	10	-	-	-	-	-	9,197	-	-	-	-	9,197
Repurchase of common stock	-	-	-	-	-	-	-	(2)	(64)	-	-	(64)
Employee stock purchase plan	14	-	-	-	-	-	404	-	-	-	-	404
Stock-based compensation	-	-	-	-	-	-	20,820	-	-	-	-	20,820
Foreign currency translation	-	-	-	-	-	-	-	-	-	(380)	-	(380)
Balance July 20, 2011 (Predecessor)	49,474	$198	11,703	$47	-	$-	$416,191	(3,352)	$(65,704)	$(3,345)	$498,652	$846,039
Impact of the Transaction	(49,474)	(198)	(11,703)	(47)	-	-	(416,191)	3,352	65,704	3,345	(498,652)	(846,039)
Balance July 21, 2011 (Successor)	-	$-	-	$-	-	$-	$-	-	$-	$-	$-	$-
Capital contributions	-	-	-	-	1,000	-	515,012	-	-	-	-	515,012
Net loss	-	-	-	-	-	-	-	-	-	-	(28,944)	(28,944)
Stock-based compensation	-	-	-	-	-	-	1,807	-	-	-	-	1,807
Unrealized gain on foreign currency translation	-	-	-	-	-	-	-	-	-	954	-	954
Realized gain on cumulative foreign currency translation	-	-	-	-	-	-	-	-	-	(954)	-	(954)
Unrealized loss on interest rate swaps, net of tax	-	-	-	-	-	-	-	-	-	(12,027)	-	(12,027)
Balance June 30, 2012 (Successor)	-	$-	-	$-	1,000	$-	$516,819	-	$-	$(12,027)	$(28,944)	$475,848

The accompanying notes are an integral part of these consolidated financial statements.

 SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor			Successor
			July 1, 2011	July 21, 2011
	Fiscal Year Ended June 30,		Through	Through
	2010	2011	July 20, 2011	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$18,415	$65,740	$(44,981)	$(28,944)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	16,712	17,150	940	15,869
Amortization of intangible assets	7,418	8,551	442	91,551
Stock-based compensation	9,032	10,518	20,820	1,807
Deferred income taxes	6,925	42,895	(18,832)	(15,810)
Amortization of original issue discount and debt issuance costs	-	-	-	7,370
(Gain) loss realized from forward exchange contracts	(2,965)	5,484	-	94
Impairment of goodwill and other assets	61,315	62,464	-	-
Sale of Constella Futures Holding, LLC	1,889	-	-	-
Gain on sale of Era Airport Operations Solutions	-	(1,293)	-	-
Settlement of claims against Era sellers	(3,361)	-	-	-
Excess tax benefits of stock option exercises	(146)	(1,532)	-	(14,337)
Other noncash items	5,636	2,502	-	3,458
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	(11,019)	6,016	(294)	29,870
Prepaid expenses and other	(1,178)	(42,065)	23,728	19,487
Accounts payable and accrued expenses	(33,476)	9,402	50,670	(42,073)
Accrued payroll and employee benefits	12,622	(13,547)	14,814	(10,515)
Billings in excess of revenue recognized	(359)	(2,941)	(1,220)	(2,177)
Other	9,240	7,231	(2,951)	(1,435)
Net cash provided by operating activities	96,700	176,575	43,136	54,215

Cash flows from investing activities:
Capital expenditures	(13,366)	(19,493)	(1,876)	(10,741)
Acquisition by Providence, net of cash	-	-	-	(1,738,789)
Acquisitions, net of cash acquired	(8,611)	(112,314)	-	-
Proceeds from the sale of Era businesses	-	6,443	-	13,322
Settlement of Era purchase price	12,500	-	-	-
Collections on note receivable	5,330	15,000	-	-
Proceeds from (payments for) forward exchange contracts	2,965	(5,484)	-	(94)
Net cash used in investing activities	(1,182)	(115,848)	(1,876)	(1,736,302)

Cash flows from financing activities:
Proceeds from the exercise of options	2,766	10,997	165	-
Proceeds from employee stock purchase plan	1,426	1,483	404	-
Excess tax benefits of stock option exercises	146	1,532	-	14,337
Purchase of treasury stock	(1,233)	(1,603)	(64)	-
Reissuance of treasury stock	462	412	-	-
Proceeds from borrowings for the Transaction	-	-	-	1,266,250
Investment by Providence	-	-	-	394,000
Payment of debt issuance costs	-	-	-	(50,207)
Borrowings under revolving credit facility	115,000	40,000	-	30,000
Repayments under revolving credit facility	(190,000)	(40,000)	-	(30,000)
Repayments of Term Loan B Facility	-	-	-	(140,000)
Partial payment on note due to Parent	-	-	-	(12,000)
Net cash (used in) provided by financing activities	(71,433)	12,821	505	1,472,380

Effect of exchange rate changes on cash and cash equivalents	(655)	97	22	(191)

Net increase (decrease) in cash and cash equivalents	23,430	73,645	41,787	(209,898)
Cash and cash equivalents, beginning of period	74,683	98,113	171,758	213,545
Cash and cash equivalents, end of period	$98,113	$171,758	$213,545	$3,647

Supplementary Cash Flow Information
Cash paid for interest	1,026	328	19	83,536
Cash paid (refunds received) for income taxes, net	38,556	18,736	(23,067)	(11,316)
Non-cash equity rollover investment	-	-	-	121,012

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Basis of Presentation

SRA International, Inc., a Virginia corporation, or SRA or the Company, was acquired on July 20, 2011 by private equity investment funds, or the PEP Funds, sponsored by Providence Equity Partners L.L.C., or Providence, collectively referred to as the Transaction. SRA is a wholly-owned subsidiary of Sterling Parent L.L.C., or Sterling Parent, which is wholly-owned by Sterling Holdco Inc., or Sterling Holdco, or collectively, the Parent. The Parent was formed by the PEP Funds for the purpose of the Transaction.

Due to the change in control on July 20, 2011, the Company’s assets and liabilities were recorded at fair value. The accompanying consolidated financial statements are presented as Predecessor or Successor, to indicate whether they relate to the period preceding the Transaction or the period succeeding the Transaction, respectively.

The accompanying consolidated financial statements include the accounts of SRA International, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. All intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented.

Nature of Business

SRA provides technology and strategic consulting services and solutions primarily to U.S. government clients. The Company provides services, systems, and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. The Company has a portfolio of clients and is organized into four business groups: Civil, Defense, Health, and Intelligence, Homeland Security and Law Enforcement.

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

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. During the fiscal years ended June 30, 2010 and 2011, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through June 30, 2012, these contracts represented 96%, 97%, 98%, and 98% of the Company’s revenue, respectively. The Company considers individual agencies separate customers. No customer accounted for 10% or more of the Company’s revenue for any of the periods presented.

Accounting Estimates

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on the Company’s historical experience and various other factors that are deemed reasonable at the time the estimates are made. The Company re-evaluates its estimates at least quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. Management believes the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, accounting for stock compensation expense and income taxes. If any of these estimates or judgments proves to be inaccurate, the Company’s results could be materially affected in the future.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. Revenue associated with work performed prior to the completion and signing of contract documents is recognized only when it can be reliably estimated and realization is probable. The Company only performs work prior to the completion and signing of contract documents when a relationship with the client already exists and bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program.

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

Reserves for the collectability of accounts receivable are recorded when the Company determines that it is less than probable that it will collect the amounts due and the reserve requirements can be reasonably estimated.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill

Intangible assets with finite lives are amortized on an accelerated basis based on the expected benefits of the assets over their useful lives, typically determined with the assistance of an outside valuation firm. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets and intangible assets may not be fully recoverable, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If impairment is indicated as a result of this review, the Company recognizes a loss based on the amount by which the carrying amount exceeds the fair value which is measured using the estimated discounted future cash flows.

Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Company tests goodwill for impairment annually during the fourth quarter as of April 1, and between annual tests if events or changes in circumstances indicate the carrying value may not be recoverable. To determine the initial fair value of the reporting units at the time of the Transaction, the Company engaged a third party which utilized comparative market multiples to determine the fair value of its reporting units. For the annual impairment tests, the Company utilizes a discounted cash flow analysis to determine the fair value of its reporting units.

The impairment model prescribes a two-step method for determining goodwill impairment. The first step compares the reporting unit’s estimated fair value to its carrying value. If the carrying value exceeds the estimated fair value, a potential impairment is indicated and the Company must complete the second step of the impairment test. The second step allocates the fair value of the reporting unit to the tangible and intangible assets and liabilities to derive an implied fair value for the reporting unit’s goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment charge is recorded to reduce the carrying value of the goodwill to the implied fair value.

As a result of applying acquisition accounting related to the Transaction on July 20, 2011, the Company had $1.1 billion of goodwill which was allocated to its four business groups, or reporting units, based on their respective fair values as of July 20, 2011. The Company tested the goodwill of each of its reporting units as of April 1, 2012. The estimated fair values of each reporting unit exceeded their respective carrying values. Also, as a result of acquisition accounting, the Company had $202.1 million of trade names as of July 20, 2011. The Company tested the trade names as of April 1, 2012 for impairment. The estimated fair value of the trade names exceeded the carrying value. Based on these analyses, we concluded that the goodwill and trade names were not impaired, although there was not a significant excess of fair value over carrying value. Given the current industry conditions and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the estimates and assumptions used in the goodwill and trade names impairment analyses will prove to be accurate predictions of the future. If the assumptions regarding forecasted revenue or profitability are not achieved, or the Company experiences adverse changes in market factors such as discount rates or valuation multiplies derived from comparable publicly traded companies, the Company may be required to recognize impairment charges in future periods.

In fiscal 2010, the Company recorded goodwill impairment charges in discontinued operations related to Era Systems, or Era, for a total of $60.0 million in connection with its impairment analysis. Additionally, the Company evaluated the long-lived assets of Era and recorded a charge of $1.3 million during fiscal 2010. During fiscal 2011, the Company recorded additional goodwill impairment charges of $28.6 million to write off the remaining goodwill in the Era business. The Company also recorded a $15.3 million impairment of long-lived assets and established a $17.0 million allowance for expected loss on disposition in fiscal 2011. These charges were included in discontinued operations and are discussed in more detail in Note 3.

Additionally, as a result of the decision to divest Global Clinical Development, or GCD, the Company was required to allocate $1.6 million of the goodwill in from one of its reporting units to the GCD business on a relative fair value basis. With this allocation of goodwill, the carrying value of GCD exceeded its estimated fair value less cost to sell, and therefore, the Company recorded a $1.6 million charge to fully impair the goodwill in fiscal 2011. This charge was included in discontinued operations and is discussed in more detail in Note 3.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities less valuation allowances, if required. Enacted statutory tax rates are used to compute the tax consequences of these temporary differences. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the Company’s position following an audit.

The Company has a process to ensure that uncertain tax positions are identified, analyzed and properly reported in the Company’s financial statements in accordance with generally accepted accounting principles. The Company recognizes accrued interest and penalties related to uncertain tax positions in the provision for income tax expense, as well as interest earned related to income tax refunds.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2008 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2007 may remain subject to examination by tax authorities.

Deferred Compensation Plan

Certain key employees of the Company were eligible to defer a specified percentage of their cash compensation by having it contributed to the 2005 Deferred Compensation Plan for Key Employees of SRA International, Inc., or the 2005 Plan. Eligible employees could have elected to defer up to 50% of their base salary and up to 100% of performance bonuses, reduced by any amounts withheld for the payment of taxes or other deductions required by law. Prior to the Transaction, the Company funded its deferred compensation liabilities by making cash contributions to a Rabbi Trust at the time the salary or bonus being deferred would otherwise be payable to the employee. Gains or losses on amounts held in the Rabbi Trust were fully allocable to plan participants. As a result, there was no net impact on the Company’s results of operations, and the liability to plan participants was fully funded at all times.

Subsequent to the Transaction, amounts in the 2005 Plan, as well as amounts in plans that remained as a result of Predecessor acquisitions were distributed to plan participants.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or purchased maturity of 90 days or less to be cash equivalents.

Restricted Cash

As of June 30, 2012 the Company had $1.1 million of cash collateral agreements. The cash collateral agreements primarily relate to the Company’s corporate credit card program and the issuance of a letter of credit related to workers’ compensation insurance. The Company had no restricted cash as of June 30, 2011.

Accounts Receivable

Accounts receivable are typically billed and collected within 90 days of the balance sheet date. Consistent with industry practice certain receivables related to long-term contracts are classified as current although some of the retainages are not expected to be billed and collected within one year. The Company’s accounts receivable are primarily from federal government agencies or customers engaged in work for the federal government, and therefore, the Company believes there is no material credit risk associated with these receivables.

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. The carrying value of property, equipment and leasehold improvements did not change as a result of the Transaction as the assets approximated fair value. Depreciation and amortization expense related to property, equipment and leasehold improvements was $16.7 million, $17.2 million, $0.9 million and $15.9 million for the fiscal years ended June 30, 2010 and 2011, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through June 30, 2012, respectively.

Accounting for Stock-Based Compensation

Compensation costs related to the Company’s stock-based compensation plans are recognized based on the grant-date fair value of the options and restricted stock granted. In calculating the compensation expense for options granted, the Company utilized the Black-Scholes-Merton option-pricing model to value the service options, for both the Successor and Predecessor stock option plans, and the binomial lattice model to value the performance options for the Successor stock option plan. Both these models are widely accepted methods to calculate the fair value of stock options, however, the results are dependent on the inputs, two of which, expected term and expected volatility, are dependent on management’s judgment.

For the Successor plan performance options, the expected term is based upon the probability of three exit event scenarios using the weighted-average outstanding time method. The expected volatility for the Successor plan is based upon the combination of the Company’s historical stock volatility as a public company before the announcement of the Transaction and the volatility of peer public companies’ stock prices over the expected term of the granted options. For the Predecessor plan, the Company used its historical exercise experience to determine an option’s expected term. To estimate expected volatility for the Predecessor plan, the Company analyzed the historical volatility of its common stock. See Note 6 for details regarding the assumptions used in each of the models.

Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and, in turn, on the amount of compensation cost recognized.

Additionally, the Company was required to estimate future stock option and restricted stock award forfeitures when determining the amount of stock-based compensation costs to record. The Company has concluded that its historical forfeiture experience is the best basis available to estimate future stock option forfeitures. However, actual forfeitures may differ from the estimates used, and could materially affect the compensation expense recognized.

Facility Costs

The Company recognizes rent expense, including escalated rent and rent holidays, on a straight-line basis over the term of the lease. Incentives for tenant improvements are recorded as liabilities and amortized as reductions in rent expense over the term of the respective leases.

From time to time, the Company may vacate leased space before the expiration of the lease, which results in the Company recording a facility exit charge. The facility exit charge is calculated as the remaining lease commitment plus termination costs less estimated sublease income. If actual amounts differ from the Company’s estimates, the amount of the facility exit charge may change. See Note 14 for a description of the charges recorded.

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

The Company’s financial instruments include cash, trade and note receivables, equity investments, vendor payables and debt, as well as derivative financial instruments to manage risk related to its debt. As of June 30, 2012 and 2011, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. See Note 3 for a discussion of the fair value of the Company’s promissory note and equity interest in KoolSpan, Inc. See Note 10 for a discussion of the fair value of the Company’s debt. See Note 11 for a discussion of the fair value of the Company’s derivative financial instruments.

Foreign Currency Translation

Historically, the functional currencies for the international component of the Era and GCD businesses were their respective local currencies. The assets and liabilities in these businesses were translated to U.S. dollars at the exchange rate in effect on the reporting date, and income and expenses were translated at the weighted-average exchange rate during the period. The net translation gains and losses were not included in determining net income, but rather were accumulated as a separate component of stockholders’ equity and included in calculating comprehensive income. Since these businesses have been sold or shut down in fiscal 2012, any current or future period translation gains and losses are included in determining net income (loss).

Derivative Instruments and Hedging Activities

The Company utilizes derivative financial instruments to manage interest rate risk related to its senior secured term loan B facility. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss), or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Historically, the Company was subject to foreign exchange risk related to transactions executed in non-functional currencies in its Era and GCD businesses. The Company utilized forward contracts to offset the impact of changes in foreign currency exchange rates on certain short term intercompany balances as well as Euro denominated trade receivables of the Company’s subsidiary whose functional currency is the Czech Koruna. The Company did not designate any of the foreign currency derivative instruments as an accounting hedge and, accordingly, all of the foreign currency derivative instruments were marked to fair value at each balance sheet date and all gains and losses were recognized in losses from discontinued operations immediately. The Company no longer utilizes forward contracts to offset the foreign currency exchange rate risk as the Company’s foreign operations, Era and GCD, have been sold.

Preferred Stock

The Predecessor was authorized to issue 5,000,000 shares of preferred stock, $0.20 par value per share, the terms and conditions of which were to be determined by the Predecessor Board of Directors at each issuance. No preferred stock was issued by the Predecessor.

Common Stock

The Predecessor had outstanding shares of class A and class B common stock. Holders of class A common stock were entitled to dividends per share in an amount equal to dividends per share declared and paid on class B common stock. Holders of both classes of common stock vote as a single class, with each share of class A common stock having one vote per share and each share of class B common stock having ten votes per share. Holders of both classes of common stock would have shared ratably in the net assets of the Company upon its liquidation or dissolution. Each share of class B common stock was convertible at any time at the option of the holder into one share of class A common stock.

The Successor has 1,000 authorized shares of common stock. The 1,000 shares of common stock were issued to Parent, at the time of the Transaction, in exchange for the $515 million of capital contributions.

Treasury Stock

From time to time, the Predecessor elected to repurchase shares of outstanding common stock from employees upon the exercise of stock options, or upon the vesting of restricted stock, for the purpose of satisfying the minimum required tax withholding. Shares were also repurchased as part of the repurchase authorization described in Note 7. Treasury stock was recorded at cost and was included as a deduction from total stockholder’s equity on the consolidated balance sheet. The Predecessor has reissued shares from treasury, typically as part of the 401(k) match described in Note 5. The cost of shares issued from treasury was calculated based on the weighted average cost paid by the Predecessor to acquire the shares. Gains on sales of treasury stock were credited to additional paid-in capital; losses were also charged to additional paid-in capital to the extent that previous net gains from sales of the same class of stock were included therein.

Research and Development Costs

Research and development, or R&D, costs are expensed as incurred. Total R&D costs, which are included in selling, general and administrative expenses, were $4.8 million, $6.2 million, $0.3 million and $3.4 million for the fiscal years ended June 30, 2010 and 2011, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through June 30, 2012, respectively. R&D costs decreased in fiscal 2012 as the Company is focusing more on delivering its core services, which require less R&D than developing proprietary products.

Recent Accounting Pronouncements

In September 2011, the FASB issued a new standard which amends the existing guidance on goodwill impairment testing. The new standard allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The standard will be effective for annual or interim goodwill impairment tests performed by us after July 1, 2012, and will not have an effect on the measurement of goodwill impairment.

2. Acquisition by Affiliates of Providence Equity Partners L.L.C.:

On March 31, 2011, SRA entered into an Agreement and Plan of Merger with affiliates of Providence whereby the Company would become an indirect wholly-owned subsidiary of Sterling Holdco, which is controlled by the PEP Funds. The Transaction was approved by the affirmative vote of the holders of (1) over 99% of the outstanding shares of the Company’s common stock and (2) over 99% of the outstanding shares of the Company’s common stock, excluding shares beneficially owned, whether directly or indirectly, by Dr. Ernst Volgenau at a special meeting held on July 15, 2011, and the Transaction closed on July 20, 2011. Pursuant to the Transaction agreement, each share of the Company’s common stock outstanding at the time of the Transaction was cancelled and automatically converted into the right to receive $31.25 in cash, without interest and less any applicable withholding tax, or Transaction Consideration. Additionally, restricted stock awards granted prior to June 30, 2011 that were unvested immediately prior to the consummation of the Transaction, became fully vested at the consummation of the Transaction and were converted into the right to receive the Transaction Consideration. For restricted stock awards granted on July 1, 2011, one-third of the shares vested at the time of the Transaction and received the Transaction Consideration, and the remaining unvested shares were forfeited. In addition, each option, whether vested or unvested prior to the consummation of the Transaction, became fully vested upon consummation of the Transaction and converted into the right to receive the Transaction Consideration over the exercise price per share. Options with an exercise price greater than the Transaction Consideration were cancelled for no payment.

The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from issuance of 11% senior notes, or Senior Notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of the Predecessor and the Chairman of the Board of the Successor, rolled over equity in the Predecessor of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. The Company expects to pay $17 million for this note, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. During fiscal 2012, $12 million of this note was paid.

The Company entered into Senior Secured Credit Facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or Revolver and together with the Term Loan B Facility, the Senior Secured Credit Facilities. Additionally, the Company issued $400 million aggregate principal amount of 11% Senior Notes due October 1, 2019. See Note 10 for a description of the Company’s indebtedness.

The sources and uses of consideration in connection with the Transaction are summarized below (in thousands):

Sources:
Providence equity investment	$394,000
Rollover equity contributions - non-cash (a)	121,012
Estimated value of discontinued operations	17,000
Term loan facility, net of original issue discount of $8,750 and fees of $34,086	832,164
Senior notes payable, net of fees of $10,000	390,000
SRA's cash on hand	122,625
Total sources	$1,876,801

Uses:
Cash payments to stockholders	$1,738,789
Converted share and option consideration (a)	121,012
Estimated payment to Parent in satisfaction of Volgenau note	17,000
Total uses	$1,876,801

(a) Primarily consists of $120 million non-cash equity contribution made by Dr. Volgenau, the Company’s founder, using his shares of the Predecessor at the Transaction price of $31.25 per share. These shares were exchanged for equity securities in the Parent.

Purchase Price Allocation

The equity investments made in the Parent at the date of the Transaction have been pushed down to the Company. The total consideration was allocated to net tangible and identifiable intangible assets based on their fair values as of July 20, 2011. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded to goodwill. In its determination of estimated fair values, the Company considered, among other factors, its intention for future use of acquired assets, analysis of historical financial performance, and estimates of future performance of contracts. The measurement period for the purchase price allocation ended on June 30, 2012.

The purchase price allocation is as follows (in thousands):

Current assets	$604,765
Property and equipment	34,212
Deferred compensation trust	8,712
Long-term assets	7,899
Trade names (indefinite-lived intangible asset)	202,100
Definite-lived intangible assets	494,690
Goodwill	1,061,796
Current liabilities	(310,203)
Deferred income tax liability	(213,296)
Deferred compensation liability	(8,712)
Other long-term liabilities	(5,162)
Total purchase price	$1,876,801

Definite-lived intangible assets consisted of the following (in thousands):

Type	Useful Life	Fair Value

Customer relationships	20 years	$279,400
Order backlog and developed technology	4 years	215,290
Total definite-lived intangible assets		$494,690

Amortization is calculated on an accelerated basis based on the expected benefits of the assets. The SRA and SRA International trade names have an indefinite life and are not subject to amortization. The trade names, along with goodwill, are reviewed at least annually for impairment during the fourth quarter as of April 1 each year.

The Transaction did not result in a new tax basis of assets and liabilities. Approximately $302 million of goodwill and $54 million of intangible assets as of July 20, 2011 related to certain acquisitions by SRA during the Predecessor period will continue to be deductible for income tax purposes over the remaining amortization period through fiscal 2025.

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

			As reported
	Predecessor		Successor
(in thousands)	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012

Revenue	$1,704,991	$99,308	$1,575,872
Operating income	65,880	1,784	62,811
Net loss from continuing operations	(25,371)	(2,240)	(24,051)

Transaction Costs

The Company incurred accounting, investment banking, legal, stock compensation, severance and other costs in connection with the Transaction of $8.4 million, $68.1 million and $0.7 million for the fiscal year ended June 30, 2011, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through June 30, 2012, respectively.

3. Discontinued Operations/Divestitures:

The Company’s discontinued operations consist of Era Systems LLC and Global Clinical Development.

Era Systems LLC (formerly Era Systems Corporation)

The Company acquired Era in July of 2008. Given declining revenues and forecasted results from its military customers in the international aviation market, the Company recorded impairments of certain long-lived assets of Era in fiscal 2010. The Company sold the Airport Operations Solutions, or AOS, component of the Era business in the second quarter of fiscal 2011.  In fiscal 2011, the Company wrote off the remaining $28.6 million of goodwill, recorded a $15.3 million impairment charge related to certain long-lived assets, and established a $17.0 million allowance to further write down the business to its estimated fair value. In the period ended December 31, 2011, the Company reduced the valuation allowance to $10.0 million. The Company recorded $4.5 million of this reduction as an adjustment to Era’s fair value in the purchase price allocation. The remaining $2.5 million reduction is included in Era’s results of operations in the period July 21, 2011 to September 30, 2011 as an offset to the loss from discontinued operations.

On November 21, 2011, the Company sold the foreign air traffic management and military and security component of its Era business for approximately $13.3 million in cash. The Company incurred $2.8 million of costs to dispose of the business, including severance. As the carrying value of Era was adjusted to the fair value less costs to sell in purchase accounting, the transaction did not result in any gain or loss on sale. While the purchase price is not subject to adjustment based on a final net working capital calculation, the Company agreed to certain customary indemnification obligations subject to limitations. The general indemnification period expires in November 2012, however, fraud and tax indemnifications last longer.

The results of operations for the Era business are included in discontinued operations for all periods presented.  For the fiscal years ended June 30, 2010 and 2011, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through June 30, 2012, Era contributed net losses of $69.3 million, $24.6 million, $1.3 million and $4.8 million, respectively. As of June 30, 2012, less than $0.1 million of net assets remained related to Era. All remaining operations for this business have been shut down.

Global Clinical Development

On September 30, 2011, the Company sold its contract research organization, GCD. This transaction did not result in any gain or loss on sale as the carrying value of GCD was adjusted to the fair value less costs to sell in the purchase price allocation.

The results of operations for the GCD business are included in discontinued operations for all periods presented. For the fiscal years ended June 30, 2010 and 2011 and the period from July 21, 2011 through June 30, 2012, GCD contributed net losses of $1.2 million, $1.3 million and $0.1 million, respectively. For the period from July 1, 2011 through July 20, 2011 GCD contributed net income of $0.2 million. As of June 30, 2012, approximately $0.2 million of net assets remained related to GCD.

Results of Operations

The results of operations of all discontinued operations for the periods presented were as follows (in thousands):

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012

Revenue	$52,097	$40,998	$2,062	$6,694
Operating costs and expenses
Cost of services	35,448	23,738	1,255	4,819
Selling, general and administrative	33,838	32,855	1,591	9,632
Depreciation and amortization of property and equipment	1,159	448	-	-
Amortization of intangible assets	2,965	2,054	-	-
Impairment of goodwill and other long-lived assets	61,315	62,464	-	-
Settlement of claims against Era sellers	(3,361)	-	-	-
Gain on sale of Era AOS	-	(1,293)	-	-
Change in valuation allowance	-	-	-	(2,500)
Operating loss	(79,267)	(79,268)	(784)	(5,257)
Interest expense, net	(87)	(152)	(6)	(3)
Loss from discontinued operations before income taxes	(79,354)	(79,420)	(790)	(5,260)
(Benefit from) provision for income taxes	(8,848)	(53,488)	336	(367)
Loss from discontinued operations, net of tax	$(70,506)	$(25,932)	$(1,126)	$(4,893)

Balance Sheet

The assets and liabilities of discontinued operations for the periods presented were as follows (in thousands):

	Predecessor	Successor
	June 30,	June 30,
	2011	2012

Accounts receivable, net	$20,559	$-
Inventories, net	9,222	-
Prepaid expenses and other	2,885	220
Deferred income taxes	1,458	-
Allowance for loss on disposition	(17,000)	-
Property and equipment, net	4,397	-
Other long-term assets	3,322	-
Total assets of discontinued operations	$24,843	$220

Accounts payable and accrued expenses	$6,216	$-
Accrued payroll and employee benefits	4,355	-
Billings in excess of revenue recognized	2,331	-
Deferred income taxes	1,634	-
Other long-term liabilities	57	-
Total liabilities of discontinued operations	$14,593	$-

Cash Flows

The cash flows of discontinued operations for the periods presented were as follows (in thousands):

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012

Net cash used in operating activities of discontinued operations	$(564)	$(1,337)	$(662)	$(7,374)
Net cash provided by (used in) investing activities of discontinued operations	14,728	(2,296)	(236)	13,197
Net cash used in financing activities of discontinued operations	-	-	-	-
Effect of exchange rate changes on cash and cash equivalents	(655)	97	22	(191)

Inventory

Included in current assets of discontinued operations as of June 30, 2011 is inventory related to Era’s production facilities in the Czech Republic, which was sold in the second quarter of fiscal 2012. Inventory at June 30, 2011 consisted of the following (in thousands):

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

Goodwill

Included in the assets of discontinued operations was goodwill related to the Era and GCD businesses, which for the periods presented was as follows (in thousands):

Goodwill as of June 30, 2010	$32,539
Completion of Era AOS sale	(2,312)
Era impairment	(28,603)
GCD impairment	(1,624)
Goodwill as of June 30, 2011	$-

Intangible Assets

Included in the assets of discontinued operations were intangibles related to the Era business, which for the periods presented was as follows (in thousands):

Intangible assets as of June 30, 2010	$17,041
Amortization expense	(2,054)
Completion of Era AOS sale	(2,009)
Impairment	(12,978)
Intangible assets as of June 30, 2011	$-

Facility Exit Costs

During fiscal 2010, the Company initiated activities to exit certain underutilized facilities as well as sublease excess space. The Company exited underutilized office space in several of its facilities, most significantly its Milton Park facility in the United Kingdom which supports the GCD business. In fiscal 2010, the Company recognized a total facility exit charge of $2.3 million. Payments by the Company reduced the balance of this liability to $1.5 million at June 30, 2010.

During fiscal 2011, as a result of final negotiations with the landlord of the Milton Park facility, the Company recognized an additional $0.7 million facility exit charge. Payments by the Company in fiscal 2011 reduced the balance of this liability to $1.5 million at June 30, 2011. Payments were made through the end of the lease term, which expired in fiscal 2012. The liability as of June 30, 2012 related to this facility was zero. These facility exit charges are included in discontinued operations on the consolidated statement of operations.

One Vault Voice

As a part of the Company’s continued focus on delivering its core services to U.S. government clients, the Company divested its secure voice solution for smartphone devices, One Vault Voice, or OVV, to KoolSpan, Inc. The divesture closed on December 15, 2011 and the OVV technology was exchanged for a $2.8 million promissory note and a 7% equity interest in KoolSpan. The fair value of the promissory note and equity interest received was deemed to be zero. Income will be recognized if and when any amounts are received by the Company. As of June 30, 2012, no amounts have been received.

4. Goodwill and Long-Lived Assets:

The Company evaluated goodwill and trade names for impairment during the fourth quarter as of April 1, 2012. The Company separately evaluated goodwill assigned to its four reporting units: Civil, Defense, Health, and Intelligence, Homeland Security and Law Enforcement. The estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired. Additionally, the estimated fair value of the trade names exceeded the carrying value, indicating the trade names were not impaired.

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill as of July 1, 2010	$406,456
Acquisition of Sentech	12,118
Acquisition of Platinum	62,620
Goodwill as of June 30, 2011	481,194
Adjustment related to purchase accounting	(481,194)
Providence Transaction	1,061,796
Goodwill as of June 30, 2012	$1,061,796

Identified intangible assets for the periods presented consisted of the following (in thousands):

		Predecessor
		June 30, 2011
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9 years	$86,685	$(47,359)	$39,326
Technology and other	5 years	1,583	(897)	686
Total identified intangible assets	9 years	$88,268	$(48,256)	$40,012

		Predecessor
		July 20, 2011
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9 years	$86,685	$(47,788)	$38,897
Technology and other	5 years	1,583	(910)	673
Total identified intangible assets	9 years	$88,268	$(48,698)	$39,570

		Successor
		June 30, 2012
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20 years	$279,400	$(15,500)	$263,900
Order backlog and developed technology	4 years	215,290	(76,051)	139,239
Total identified intangible assets	13 years	$494,690	$(91,551)	$403,139

Amortization expense of identified intangible assets was $7.4 million and $8.6 million for the fiscal years ended June 30, 2010 and 2011, respectively, and $0.4 million for the period from July 1, 2011 through July 20, 2011 and $91.6 million for the period from July 21, 2011 through June 30, 2011. Identified intangible assets are amortized based on the expected benefits of the assets over estimated useful lives ranging from 4 to 20 years. Estimated amortization expense is as follows for the periods indicated (in thousands):

Fiscal year ending June 30,
2013	$86,309
2014	70,469
2015	55,737
2016	36,216
2017	29,109
Thereafter	125,299
Total	$403,139

5. Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan, or the Plan. All regular and full-time employees are generally eligible to participate in the Plan. The Board of Directors can make changes to the matching contribution percentage at any time. The Company’s matching contribution expense was $13.5 million, $16.2 million, $0.5 million and $14.2 million in the fiscal years ended June 30, 2010 and 2011, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through June 30, 2012, respectively, including the value of the stock described in the next paragraph.

Prior to calendar year 2011, Plan participants could have elected to receive matching contributions in cash, company stock, or a combination of the two. The Company contributed 23,653 and 19,967 shares of class A common stock to the Plan during the fiscal years ended June 30, 2010 and 2011, respectively.

6. Stock-Based Compensation:

Successor

The Sterling Holdco Board of Directors adopted a stock incentive plan in February 2012 that authorizes the issuance of up to 58,169 shares of common stock of Sterling Holdco, Inc. in the form of options. Under this plan, key employees, nonemployee directors and consultants of the Company may be granted a combination of service and performance options. The performance options are considered market-based for accounting purposes. In February 2012, the Sterling Holdco Board of Directors approved the grant of 54,546 nonqualified stock options under the stock incentive plan.

The service options will vest in five equal installments on July 20 each year commencing on July 20, 2012, subject to the option holder’s continued employment or service with the Company. The performance options vest at the time of a change in control based upon the cash return to the PEP Funds from its investment in the Company. The service and performance options expire ten years from the date of grant.

Assumptions

In calculating the compensation expense for options granted, the Company utilizes the Black-Scholes-Merton model to value the service options and the binomial lattice model to value the performance options. The weighted average assumptions used to calculate fair market value of the stock options in the models were as follows:

Successor
July 21, 2011 through June 30, 2012

Expected volatility	42.00%
Expected term (in years)	4.25
Risk-free interest rate	0.42%
Dividend yield	0.00%

The expected volatility is based upon the combination of the Company’s historical stock volatility as a public company before the announcement of the Transaction and the volatility of peer public companies’ stock prices over the expected term of the granted options. The expected term is estimated based on the probability of three exit event scenarios using the weighted-average outstanding time method. The risk-free rate is based on the average of the continuously compounded interest rates available on the 3-year and 5-year U.S. Treasury notes. The Company used a dividend yield percentage of zero because the Company has not historically paid dividends. The estimated forfeiture rate was 20% based on an analysis of the Company’s four, five and six year historical forfeiture rate averages.

Stock Option Activity

During the period from July 21, 2011 through June 30, 2012, 26,973 service options were granted with a weighted-average exercise price of $1,000 per share. The weighted-average fair value per service option granted, calculated based on the Black-Scholes-Merton model, was $340.93. There were 513 service options forfeited during the same period. No service options were exercisable at June 30, 2012.

During the period from July 21, 2011 through June 30, 2012, 27,573 performance options were granted with a weighted-average exercise price of $1,000 per share. The weighted-average fair value per performance option granted, calculated based on the binomial lattice model, was $187.58. There were 513 performance options forfeited during the same period. No performance options were exercisable at June 30, 2012, as they cannot be exercised until a change in control.

The Company recognized stock-based compensation expense related to the stock options of $1.7 million for the period from July 21, 2011 through June 30, 2012. The tax benefit recognized for stock-based compensation cost was $0.7 million for the period from July 21, 2011 through June 30, 2012. The total amount of unrecognized compensation expense related to unvested stock-based compensation arrangements was $9.7 million as of June 30, 2012 and is expected to be amortized over 4.25 years. The compensation expense will be recognized on a straight-line basis over the requisite service periods.

As of June 30, 2012, there was not a material difference between the fair value of the Company’s per share stock price and the exercise price.

Restricted Stock Activity

During the period from July 21, 2011 through June 30, 2012, the Company made one grant for 1,000 shares of restricted stock with a fair value of $1,000 per share. There was no restricted stock vesting or forfeitures during the same period.

The Company recognized stock-based compensation expense related to the restricted stock of $0.1 million for the period from July 21, 2011 through June 30, 2012. The tax benefit recognized for stock-based compensation cost was less than $0.1 million for the same period.

The total amount of unrecognized compensation expense related to unvested stock-based compensation arrangements was $0.9 million as of June 30, 2012 and is expected to be amortized over 4.25 years. The compensation expense will be recognized on a straight-line basis over the requisite service period.

Predecessor

The Predecessor maintained the SRA International, Inc. 2010 Incentive Plan, or the 2010 Plan, which provided for awards of cash, stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. Historically, the Company recognized the fair value of all stock-based awards granted to employees and directors in exchange for services as compensation expense on a straight line basis over the requisite service period which was typically four years. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes-Merton option pricing model. The Company recorded $9.0 million, $10.5 million and $0.6 million of stock-based compensation expense in fiscal 2010 and 2011 and the period from July 1, 2011 through July 20, 2011, respectively. In addition, in the period ended July 20, 2011, the Company recorded a charge for stock compensation of approximately $20.2 million as a result of the acceleration of vesting of all options and restricted stock in connection with the Transaction.

The weighted average assumptions used in the Black-Scholes model to calculate fair market value of the stock options for the Predecessor plan were as follows:

	Predecessor
	Fiscal Year Ended June 30,		July 1, 2011 through
	2010	2011	July 20, 2011

Expected volatility	40.30%	39.80%	39.80%
Expected term (in years)	5.40	5.70	5.70
Risk-free interest rate	2.40%	1.40%	1.40%
Dividend yield	0.00%	0.00%	0.00%

7. Predecessor’s Stockholders’ Equity

Employee Stock Purchase Plan

The Predecessor maintained the SRA International, Inc. 2004 Employee Stock Purchase Plan, or ESPP, and reserved 500,000 shares for issuance thereunder. The ESPP permitted eligible employees to purchase class A common stock, through payroll deductions of up to 15% of the employee’s compensation, at a price equal to 95% of the average of the high and low price of the class A common stock on the last day of each offering period. Employees purchased 75,841 and 71,528 shares for the fiscal years ended June 30, 2010 and 2011, respectively, under the ESPP.

On July 20, 2011, in conjunction with the closing of the Transaction, the Company terminated the ESPP.

Common Stock Repurchase

On May 2, 2007, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s class A common stock. On July 31, 2008, the Board authorized the repurchase of up to an additional $100 million of the Company’s class A common stock.

The Company did not buy back any shares under these repurchase plans during fiscal 2011 or 2010. Approximately $84.6 million of the $100.0 million repurchase amount authorized on July 31, 2008 remained as of June 30, 2011.

In fiscal 2010 and 2011, the Company also paid $1.2 million and $1.6 million, respectively, to repurchase shares from employees to satisfy the minimum required tax withholdings related to the vesting of restricted stock.

8. Accounts Receivable:

Accounts receivable, net as of June 30, 2011 and 2012 consisted of the following (in thousands):

	Predecessor	Successor
	June 30,	June 30,
	2011	2012

Billed and billable, net of allowance of $601 and $532 as of June 30, 2011 and June 30, 2012, respectively	$316,814	$290,620
Unbilled:
Retainages	3,622	3,391
Revenue recorded in excess of milestone billings on fixed-price contracts	15,434	14,518
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	8,825	6,174
Allowance for unbillable amounts	(5,548)	(5,269)
Total unbilled	22,333	18,814
Total accounts receivable	$339,147	$309,434

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $2.4 million of retainages are not expected to be billed and collected within one year. The Company’s accounts receivable are primarily from federal government agencies or customers engaged in work for the federal government. The Company believes there is no material credit risk associated with these receivables.

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows (in thousands):

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through July	July 21, 2011 through June
	2010	2011	20, 2011	30, 2012

Beginning balance	$2,495	$1,983	$601	$610
Charged to costs and expenses	166	21	9	(78)
Deductions	(678)	(1,403)	-	-
Ending balance	$1,983	$601	$610	$532

Changes in the Company’s allowance for unbillable amounts for the periods presented were as follows (in thousands):

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through July	July 21, 2011 through June
	2010	2011	20, 2011	30, 2012

Beginning balance	$3,008	$4,431	$5,548	$5,501
Charged to costs and expenses	1,423	1,117	(47)	(232)
Ending balance	$4,431	$5,548	$5,501	$5,269

Billings in excess of revenue totaled $12.0 million and $8.6 million at June 30, 2011 and 2012, respectively. Billings in excess of the revenue recognized are classified as a current liability in the consolidated balance sheet.

9. Composition of Certain Financial Statement Captions:

Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	Predecessor	Successor
	June 30,	June 30,
	2011	2012
Prepaid expenses and other
Taxes and taxes receivable	$41,368	$2,029
Maintenance and software	11,811	2,882
Lease receivables from customers	1,152	-
Other	5,131	6,338
Total prepaid expenses and other	$59,462	$11,249

Property and equipment
Leasehold improvements	$37,273	$16,694
Furniture, equipment and software	91,816	25,075
Total property and equipment	129,089	41,769
Less: Accumulated depreciation and amortization	(97,941)	(15,469)
Total property and equipment, net	$31,148	$26,300

Other long-term assets
Debt issuance costs, net	$-	$44,108
Lease receivables from customers	1,236	-
Other	686	2,650
Total other long-term assets	$1,922	$46,758

	Predecessor	Successor
	June 30,	June 30,
	2011	2012
Accounts payable and accrued expenses
Vendor obligations	$105,504	$101,880
Accrued interest	-	10,843
Interest rate derivative liability	-	1,516
Facility exit charge	48	2,737
Other	3,443	7,649
Total accounts payable and accrued expenses	$108,995	$124,625

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$41,605	$39,983
Accrued leave	58,489	62,323
Accrued fringe benefits	10,093	12,180
Total accrued payroll and employee benefits	$110,187	$114,486

Other long-term liabilities
Interest rate derivative liability	$-	$18,274
Deferred rent	4,919	4,737
Facility exit charge	-	1,242
Other	868	568
Total other long-term liabilities	$5,787	$24,821

10. Debt:

On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.

At June 30, 2012, debt consisted of the following (in thousands):

Secured Term Loan B Facility	$735,000
Less: Unamortized Discount	(7,479)
Secured Term Loan B Facility, net	727,521
Senior Notes due 2019 at 11%	400,000
Total debt	1,127,521

Less: Current portion of long-term debt	-

Long-term debt	$1,127,521

Based on trading activity in late June 2012, the Company estimates that the total fair value of its debt is 3% lower than the carrying value as of June 30, 2012.

Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the period from July 21, 2011 through June 30, 2012, $6.1 million of costs were amortized and reflected in interest expense in the consolidated statements of operations.

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

The Company is required to meet a net senior secured leverage ratio covenant quarterly if any revolving loan, swingline loan or letter of credit is outstanding on the last day of the quarter. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). As of June 30, 2012, the Company’s net senior secured leverage ratio was 3.6x. The Company had no outstanding letters of credit or borrowings under its Revolver as of June 30, 2012.

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

The Company is required to make quarterly installment payments of approximately $2.2 million commencing on December 31, 2011, with the remaining amount payable in July 2018. In addition, the Senior Secured Credit Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt.  Any required ECF payments are due on October 15 each year. During the period from July 21, 2011 to June 30, 2012, the Company repaid $140.0 million of its Term Loan B Facility. These repayments satisfied all of the Company’s required quarterly principal payments for the term of the loan and satisfied the Company’s required excess cash flow principal payments for fiscal 2012.

Due to the repayments, the Company accelerated a proportional amount of the amortization of the debt issuance costs and original issue discount totaling $0.1 million for the period from July 21, 2011 through June 30, 2012. The amortization of the debt issuance costs and original issue discount are included in interest expense in the consolidated statements of operations.

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven year term of the loan. During the period from July 21, 2011 through June 30, 2012, $1.3 million of the original issue discount was amortized and reflected in interest expense in the consolidated statements of operations.

As of June 30, 2012, interest accrued at an average rate of 6.5% for the Senior Secured Credit Facilities. Interest payments of $52.6 million were made in the period from July 21, 2011 through June 30, 2012, including a $0.4 million commitment fee for the same period.

During the period from July 21, 2011 through June 30, 2012, the Company borrowed and subsequently repaid $30.0 million under its Revolver. There were no borrowings outstanding under the Revolver as of June 30, 2012.

Senior Notes due 2019

The Senior Notes due 2019 are guaranteed by all of the Company’s wholly-owned subsidiaries, excluding its Era and GCD subsidiaries. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and have no independent assets or operations. Separate results of operations, balance sheet and cash flow information for the non-guarantor subsidiaries, Era and GCD, which were sold in fiscal 2012, are included in Note 3. There are no other businesses or operations included in discontinued operations.

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

As of June 30, 2012, interest accrued at an average rate of 11.0% for the Senior Notes. The Company paid $30.7 million of interest related to the Senior Notes in the period from July 21, 2011 through June 30, 2012.

11. Derivative Instruments and Hedging Activities:

Hedge of Interest Rate Risk

Risk Management Objective of Using Derivatives

The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the period from July 21, 2011 through June 30, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2012, the Company had outstanding interest rate derivatives with an initial combined notional value of $725.0 million that were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives maintain a maximum notional value of $725.0 million until July 2012 which decreases over time to a notional value of $475.0 million upon maturity in July 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $1.5 million will be reclassified from AOCI into interest expense.

Fair Values of Derivative Instruments on the Balance Sheets

The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $19.8 million as of June 30, 2012 and the current portion is included in the accounts payable and accrued expenses line and the long-term portion is included in the other long-term liabilities line in the consolidated balance sheet.

The Company utilizes a third-party pricing service to provide fair values for its interest rate swaps. The Company performs procedures to corroborate the values provided by the pricing service including regular discussions to understand the pricing service’s methodology and a review of the service provider’s Statement on Standards for Attestation Engagements No. 16, or SSAE 16, report.

The Effect of Derivative Instruments on the Statements of Operations

The Company recognized a pre-tax loss of $19.8 million in AOCI on the effective portion of the interest rate derivatives for the period from July 21, 2011 through June 30, 2012. The Company reclassified $0.2 million of the interest rate derivatives from AOCI into interest expense in the consolidated statements of operations for the period from July 21, 2011 through June 30, 2012. The $12.0 million unrealized loss on the interest rate derivatives, which is included in AOCI, is net of $7.8 million of income taxes.

Credit Risk-Related Contingent Features

The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2012, the fair value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $23.3 million. If the Company had breached any of the provisions of the agreements at June 30, 2012, it could have been required to settle its obligations under the agreements at an estimated termination value equal to the fair value of $23.3 million. As of June 30, 2012, the Company had not breached any of the provisions or posted any collateral related to these agreements.

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

The Effect of Derivative Instruments on the Statements of Operations

The gains and losses related to these foreign currency transactions, derivative instruments and foreign currency translation as a result of the sale of Era are included in the loss from discontinued operations in the consolidated statement of operations. The amounts of each for the periods presented were as follows (in thousands):

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012

Foreign currency transaction (losses) gains	$(1,978)	$4,431	$360	$(1,813)
Realized (loss) gain on cumulative foreign currency translation	-	-	-	954
Net gains (losses) on forward exchange contracts	2,965	(5,484)	-	(94)
Total net foreign currency gains (losses)	$987	$(1,053)	$360	$(953)

12. Income Taxes:

The provision for income taxes for the periods presented was comprised of the following: (in thousands):

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012

Current provision (benefit)
Federal	$37,615	$9,506	$(15)	$164
State	7,535	1,256	385	878
Deferred provision (benefit)
Federal	5,791	36,981	(16,775)	(13,228)
State	1,134	6,248	(2,057)	(2,582)
Provision for (benefit from) income taxes	$52,075	$53,991	$(18,462)	$(14,768)

A reconciliation of the Company’s statutory federal income tax rate to the effective tax rate for the periods presented is shown below:

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	3.9	4.2	4.2
State credits and incentives	(0.7)	(0.8)	-	-
Reduction of state income tax benefit related to interest expense	-	-	-	(1.6)
Research and development credit	(1.1)	(0.8)	0.1	0.9
Deduction for domestic production activities	(0.5)	(0.3)	-	-
Non-deductible Transaction costs	-	-	(7.8)	(0.2)
Other	0.3	0.1	(1.9)	(0.3)
Effective tax rate	36.9%	37.1%	29.6%	38.0%

The effective tax rate for the period from July 1, 2011 through July 20, 2011 was a tax benefit of 29.6% and was impacted by the non-deductible Transaction costs incurred in the period. The effective tax rate for the period from July 21, 2011 through June 30, 2012 was a tax benefit of 38.0%. The Company’s fiscal 2012 effective tax rate was adversely impacted by the limits on deductible interest expense for state income tax purposes.

The components of the Company’s deferred tax (liabilities) assets as of June 30, 2011 and 2012 were as follows (in thousands):

	Predecessor	Successor
	June 30,	June 30,
	2011	2012
Deferred tax assets
Compensated absences and other accruals not yet deductible for tax purposes	$23,848	$27,529
Financial statement depreciation in excess of tax depreciation	5,843	1,566
Deferred compensation	2,848	-
Nonqualified stock awards	14,794	1,106
Net operating loss carryforwards of acquired companies	-	37,793
Other	1,054	10,790
Total deferred tax asset	48,387	78,784

Deferred tax liabilities
Identified intangible assets	$(32,908)	$(228,104)
Prepaid expenses	(5,314)	(1,118)
Unbilled contract revenue	(44,463)	(39,400)
Capitalized software	(2,615)	-
Total deferred tax liabilities	(85,300)	(268,622)
Net deferred tax (liability) asset	$(36,913)	$(189,838)

As of June 30, 2012, the Company had approximately $98 million of net operating loss, or NOL, carryforwards. The NOL carryforwards expire between fiscal 2030 through fiscal 2032.

Uncertain Tax Positions

The change in the Company’s unrecognized tax benefits for the periods presented is as follows (in thousands):

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012

Beginning balance	$590	$822	$666	$550
Gross increases related to prior year tax positions	265	91	-	-
Gross increase related to current year tax positions	81	200	10	60
Lapse of applicable statute of limitations	(114)	(447)	(126)	(29)
Ending balance	$822	$666	$550	$581

The Company’s unrecognized tax benefits as of June 30, 2012 primarily relate to federal research and development tax credits and deductions for qualified domestic production activities taken on the Company’s fiscal 2009 through fiscal 2012 tax returns. The Company’s unrecognized tax benefits as of June 30, 2012, if recognized, would reduce the effective tax rate. The Company does not anticipate any material changes in this position in the next 12 months.

13. Commitments and Contingencies:

Government Contracting

The Company is subject to investigations and reviews relating to compliance with various laws and regulations. U.S. Government agencies, including the Defense Contract Audit Agency, or DCAA, and the Defense Contract Management Agency, or DCMA, routinely audit and review a contractor’s performance on government contracts; accounting, estimating, and other management internal control systems; indirect rates and pricing practices; and compliance with applicable contracting and procurement laws, regulations and standards, including U.S. Government Cost Accounting Standards.

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

Leases

Net rent expense for the periods presented was as follows (in thousands):

	Predecessor			Successor
	Fiscal Year Ended June 30,		July 1, 2011 through	July 21, 2011 through
	2010	2011	July 20, 2011	June 30, 2012

Office space	$35,244	$38,754	$2,227	$34,539
Sublease income	(1,966)	(2,151)	(169)	(3,098)
Furniture and equipment	925	1,150	65	675
Total	$34,203	$37,753	$2,123	$32,116

The following table summarizes the Company’s future minimum rental commitments under noncancellable operating leases, primarily for office space, as of June 30, 2012 (in thousands):

	Rental Commitments (a)	Sublease Income	Net Commitment
Fiscal Year Ended June 30,
2013	$32,278	$(299)	$31,979
2014	28,282	(223)	28,059
2015	26,933	(119)	26,814
2016	21,161	(17)	21,144
2017	8,527	-	8,527
Thereafter	23,703	-	23,703
Total future minimum lease payments	$140,884	$(658)	$140,226

(a)	Includes approximately $2.7 million, $1.1 million, $0.9 million and $0.3 million of future cash payments for fiscal 2013, 2014, 2015 and 2016, respectively, related to the underutilized space that the Company exited during fiscal 2012 (see Note 14).

The Company leases all of its office facilities. Some of these leases include tenant improvement incentives, rent holidays, or rent escalation clauses. Certain lease commitments are subject to adjustment based on changes in the Consumer Price Index.

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

On April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)) purportedly on behalf of itself and other stockholders of the Company against the Company, the Board of Directors, Providence, Sterling Holdco Inc., or Sterling Holdco, Sterling Merger Inc., a Delaware corporation, or Merger Sub, and Sterling Parent Inc., a Delaware corporation, or Parent. On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011, both of which also named the PEP Funds. The second amended complaint alleges, among other things, (1) that the Board breached its fiduciary duties by, among other things, failing to take steps to maximize the value of the merger consideration to its public stockholders and conveying substantial payments to existing officers of the Company, Providence, Sterling Holdco, Parent and Merger Sub at the unfair expense of the public stockholders and by failing to make certain disclosures, (2) that Dr. Ernst Volgenau breached his duty of loyalty and entire fairness in planning, structuring, and timing the merger to benefit himself as well as Providence, Sterling Holdco, Parent and Merger Sub, and that Dr. Stanton Sloane breached his duty of loyalty and entire fairness by using his position as chief executive officer to encourage and facilitate the buyout, (3) that Providence, the PEP Funds, Sterling Holdco, Parent and Merger Sub aided and abetted these purported breaches of fiduciary duties, and (4) that Dr. Volgenau’s rolling over of a portion of his shares for equity in the new Company violated the Company’s charter. The second amended complaint seeks to rescind the Transaction or recover money damages on behalf of the Company’s stockholders caused by the alleged breaches of fiduciary duties. On December 23, 2011, defendants answered the second amended complaint, and discovery is underway. Pending before the court are: (1) the Company’s motion for judgment on the pleadings with respect to SEPTA’s claim that Dr. Volgenau’s rollover violated the Company’s charter; and (2) the parties’ motions to amend the scheduling order.

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

14.    Restructuring Charges:

Facility Exit Costs

During fiscal 2012, the Company initiated activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities. The Company recognized a total facility exit charge of $4.4 million during fiscal 2012, which was included in selling, general and administrative expenses on the consolidated statement of operations. Of this total, approximately $4.2 million relates to remaining lease commitment and is net of estimated sublease income. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2016.

The costs associated with these exit activities were valued using their estimated fair value. In determining the fair value of the facility exit charge, the Company made estimates related to potential sublease income and future exit costs. If the actual amounts differ from the Company’s estimates, the amount of the facility exit charge could be impacted.

The following is a summary of the accrued facility exit charge (in thousands):

Facility Exit Costs

Balance as of July 1, 2011	$-
Facility exit costs accrued	4,417
Cash payments	(357)
Non-cash settlement	(82)
Balance as of June 30, 2012	$3,978

Reduction in Force

As part of an ongoing effort to improve the efficiency of the Company’s internal operations, the Company reduced its indirect labor force and recorded $6.4 million of severance charges during fiscal 2012. These charges are included in selling, general and administrative expenses in the consolidated statement of operations. As of June 30, 2012, $1.4 million of severance related to the reduction in force was included in accrued payroll and employee benefits in the accompanying consolidated balance sheet.

15. Related Party Transactions:

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services and the Company pays Providence an aggregate annual fee of $1.8 million. For the period from July 21, 2011 through June 30, 2012, the Company incurred $1.8 million in management fees and related expenses.

As of June 30, 2012, a Providence affiliate owned $11.7 million of the Company’s Term Loan B Facility. Interest payments were made for this portion of the Term Loan B Facility of approximately $1.0 million during the period from July 21, 2011 through June 30, 2012.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the period from July 21, 2011 through June 30, 2012 were $8.2 million.

As of June 30, 2012 there were no amounts due from related parties and $0.9 million due to related parties was included in the accompanying consolidated balance sheet.

16. Unaudited Quarterly Financial Data:

Fiscal Year Ended June 30, 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

(unaudited, in thousands)

Revenue	$414,088	$424,334	$437,278	$429,291
Cost of services	310,390	322,034	326,684	324,770
Operating income	35,311	34,219	38,808	37,443
Income from continuing operations, net of tax	21,722	21,486	25,358	23,106
(Loss) income from discontinued operations (a, b)	(3,534)	(2,405)	(32,445)	12,452
Net income (loss) (a, b)	$18,188	$19,081	$(7,087)	$35,558

Fiscal Year Ended June 30, 2012	July 1 - July 20	July 21 - Sept 30	2nd Quarter	3rd Quarter	4th Quarter

(unaudited, in thousands)

Revenue	$99,308	$329,824	$425,940	$397,194	$422,914
Cost of services	78,550	247,465	328,782	295,882	319,127
Operating (loss) income (c)	(62,311)	15,663	17,132	16,700	13,316
Loss from continuing operations, net of tax (c)	(43,855)	(4,015)	(6,400)	(6,328)	(7,308)
Loss from discontinued operations	(1,126)	(1,572)	(2,853)	(302)	(166)
Net loss (c)	$(44,981)	$(5,587)	$(9,253)	$(6,630)	$(7,474)

(a) In the third quarter of fiscal 2011, the Company recorded a $30.2 million goodwill impairment charge in discontinued operations. See Note 3 for further discussion.

(b) In the fourth quarter of fiscal 2011, the Company recorded a $15.3 million long-lived asset impairment charge in discontinued operations and established a $17.0 million allowance for the expected loss on disposition of Era in discontinued operations. These impairments were offset by a $41.5 million worthless stock income tax benefit. See Note 3 for further discussion.

(c) In the period from July 1, 2011 through July 20, 2011, the Company incurred $68.1 million of Transaction costs related to the acquisition by Providence. See Note 2 for further discussion.

17. Subsequent Events:

On July 30, 2012 and August 2, 2012, the Company made principal repayments of $10.0 million each on its Term Loan B Facility.

