Form 10-K/A
period 2012-06-30
SRA INTERNATIONAL, INC.
filed 2012-09-14
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 17, 2012, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.		Description

3.1	*	Amended and Restated Articles of Incorporation of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

3.2	*	Amended and Restated By-laws of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

4.1	*	Indenture, dated July 20, 2011, by and between Sterling Merger Inc. and Wilmington Trust, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.2	*	Supplemental Indenture, dated July 20, 2011, by and among SRA International, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.3	*	Second Supplemental Indenture, dated February 3, 2012, by and among SRA International, Inc. and Wilmington Trust, National Association (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

4.4	*	Form of SRA International, Inc.’s 11% Senior Notes due 2019 (included in the Indenture filed as Exhibit 4.1) (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.5	*	Registration Rights Agreement, dated July 20, 2011, by and between Sterling Merger Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.6	*	Joinder Agreement to the Registration Rights Agreement, dated July 20, 2011, by and among SRA International, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.1	*	Form of Senior Executive Retention Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2011)

10.2	*	Employment Agreement, dated May 3, 2009, by and between the Company and Richard Nadeau (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2009)

10.3	*	Amendment No. 1 to the Employment Agreement by and between the Company and Richard Nadeau, dated March 23, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2011)

10.4	*	Amendment No. 2 to the Employment Agreement by and between the Company and Richard Nadeau, dated April 18, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2011)

10.5	*	Amendment No. 3 to the Employment Agreement by and between the Company and Richard Nadeau, dated August 5, 2011 (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.6	*	Credit Agreement, dated July 20, 2011, by and among Sterling Merger Inc., Sterling Parent Inc., Citibank, N.A., as administrative agent, and several lenders from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.7	*	Employment Agreement, dated July 20, 2011, by and among Sterling Holdco Inc. and William L. Ballhaus (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.8	*	Credit Agreement Assumption Agreement and Affirmation of Guarantees and Security Interests, dated February 1, 2012, and effective as of February 3, 2012, by and among SRA International, Inc. (Delaware), Systems Research and Applications Corporation (Virginia), and consented to be the other loan parties and Citibank, N.A., as Administrative Agent (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.9	*	Master Guarantee Agreement, dated July 20, 2011, by and among Sterling Parent Inc., SRA International, Inc., certain Subsidiaries named therein and Citibank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.10	*	Collateral Agreement, dated July 20, 2011, by and among Sterling Parent Inc., Sterling Merger Inc., SRA International, Inc., certain Subsidiaries named therein and Citibank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.11	*	Financial Advisory Agreement, dated July 20, 2011, by and among Sterling Holdco Inc., SRA International, Inc. and Providence Equity Partners, L.L.C. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.12	*	Sterling Holdco Inc. Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.13	*	Sterling Holdco Inc. Nonqualified Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.14	*	Form of Management Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on May 10, 2012)

10.15	*	Senior Executive Retention Agreement for Jeffrey R. Rydant dated March 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 17, 2012)

10.16	*	Senior Executive Retention Agreement for Timothy J. Atkin dated March 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 17, 2012)

10.17	*	Sterling Holdco Inc. Restricted Stock Agreement for William L. Ballhaus dated May 16, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 17, 2012)

16.1	*	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

21.1	*	List of subsidiaries of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 17, 2012)

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 17, 2012)

32.1	*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 17, 2012)

32.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 17, 2012)

101 INS	+	XBRL Instance Document

101 SCH	+	XBRL Schema Document

101 CAL	+	XBRL Calculation Linkbase Document

101 LAB	+	XBRL Labels Linkbase Document

101 PRE	+	XBRL Presentation Linkbase Document

101 DEF	+	XBRL Definition Linkbase Document

*	Previously filed
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax, Commonwealth of Virginia on this 14 th day of September, 2012.

SRA INTERNATIONAL, INC.

By:	/s/ William L. Ballhaus
Name:	William L. Ballhaus
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ William L. Ballhaus	President, Chief Executive Officer, Director	September 14, 2012
William L. Ballhaus	(Principal Executive Officer)

/s/ Richard J. Nadeau	Executive Vice President and Chief Financial	September 14, 2012
Richard J. Nadeau	Officer (Principal Financial Officer and
Accounting Officer)

/s/ Ernst Volgenau	Chairman of the Board of Directors	September 14, 2012
Ernst Volgenau

Director
Julie G. Richardson

/s/ Christopher C. Ragona	Director	September 14, 2012
Christopher C. Ragona