Form 10-Q
period 2012-09-30
SRA INTERNATIONAL, INC.
filed 2012-11-07
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 1, 2012, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2012 and June 30, 2012	2

	Condensed Consolidated Statements of Operations (Unaudited) – Three months ended September 30, 2012 and from July 21, 2011 through September 30, 2011 for the Successor; from July 1, 2011 through July 20, 2011 for the Predecessor	3

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) – Three months ended September 30, 2012 and from July 21, 2011 through September 30, 2011 for the Successor; from July 1, 2011 through July 20, 2011 for the Predecessor	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three months ended September 30, 2012 and from July 21, 2011 through September 30, 2011 for the Successor; from July 1, 2011 through July 20, 2011 for the Predecessor	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Overview	15

	Presentation	15

	Forward-Looking Statements	15

	Non-GAAP Financial Measures	17

	Business Environment and Outlook	17

	Discontinued Operations	18

	Key Metrics	18

	Seasonality	20

	Summary of Financial Results	20

	Items Affecting the Comparability of Our Operating Results	21

	Results of Operations	23

	Liquidity and Capital Resources	24

	Off-Balance Sheet Arrangements	26

	Description of Critical Accounting Policies and Estimates	26

	Recent Accounting Pronouncements	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	June 30,	September 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,647	$10,088
Restricted cash	1,067	1,389
Accounts receivable, net	309,434	250,575
Prepaid expenses and other	11,249	15,967
Deferred income taxes	22,816	20,816
Current assets of discontinued operations	220	-
Total current assets	348,433	298,835
Property and equipment, net	26,300	27,457
Goodwill	1,061,796	1,061,796
Trade names	202,100	202,100
Identified intangibles, net	403,139	380,993
Other long-term assets	46,758	47,736
Total assets	$2,088,526	$2,018,917

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$124,625	$104,564
Accrued payroll and employee benefits	114,486	97,577
Billings in excess of revenue recognized	8,571	8,158
Total current liabilities	247,682	210,299
Long-term debt	1,127,521	1,107,843
Deferred income taxes	212,654	205,526
Other long-term liabilities	24,821	26,740
Total liabilities	1,612,678	1,550,408
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and oustanding as of June 30, 2012 and September 30, 2012	-	-
Additional paid-in capital	516,819	517,963
Accumulated other comprehensive loss, net of tax	(12,027)	(13,127)
Accumulated deficit	(28,944)	(36,327)
Total stockholder's equity	475,848	468,509
Total liabilities and stockholder's equity	$2,088,526	$2,018,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through September 30, 2011	Three months ended September 30, 2012

Revenue	$99,308	$329,824	$389,849
Operating costs and expenses:
Cost of services	78,550	247,465	296,981
Selling, general and administrative	13,721	44,957	53,333
Depreciation and amortization of property and equipment	837	2,931	3,199
Amortization of intangible assets	442	18,750	22,146
Transaction costs	68,069	58	-
Total operating costs and expenses	161,619	314,161	375,659
Operating (loss) income	(62,311)	15,663	14,190
Interest expense	(19)	(21,717)	(25,481)
Interest income	13	41	12
Loss from continuing operations before income taxes	(62,317)	(6,013)	(11,279)
Benefit from income taxes	(18,462)	(1,998)	(3,896)
Loss from continuing operations	(43,855)	(4,015)	(7,383)
Loss from discontinued operations, net of tax	(1,126)	(1,572)	-
Net loss	$(44,981)	$(5,587)	$(7,383)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through September 30, 2011	Three months ended September 30, 2012

Net loss	$(44,981)	$(5,587)	$(7,383)
Unrealized (loss) gain on foreign currency translation	(380)	493	-
Unrealized loss on interest rate swaps, net of tax	-	(7,214)	(1,100)
Comprehensive loss	$(45,361)	$(12,308)	$(8,483)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through September 30, 2011	Three months ended September 30, 2012

Cash flows from operating activities:
Net loss	$(44,981)	$(5,587)	$(7,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	940	3,301	3,530
Amortization of intangible assets	442	18,750	22,146
Stock-based compensation	20,820	-	1,209
Deferred income taxes	(18,832)	(3,878)	(4,418)
Amortization of original issue discount and debt issuance costs	-	1,385	1,911
Loss realized from forward exchange contracts	-	94	-
Excess tax benefits of stock option exercises	-	(14,337)	-
Changes in assets and liabilities
Accounts receivable	(294)	17,283	59,175
Prepaid expenses and other	23,728	38	(4,718)
Accounts payable and accrued expenses	50,670	(44,543)	(21,275)
Accrued payroll and employee benefits	14,814	(21,518)	(16,909)
Billings in excess of revenue recognized	(1,220)	(1,244)	(413)
Other	(2,951)	505	(2,143)
Net cash provided by (used in) operating activities	43,136	(49,751)	30,712

Cash flows from investing activities:
Capital expenditures	(1,876)	(1,633)	(4,271)
Acquisition by Providence	-	(1,738,789)	-
Payments for forward exchange contracts	-	(94)	-
Net cash used in investing activities	(1,876)	(1,740,516)	(4,271)

Cash flows from financing activities:
Proceeds from the exercise of options	165	-	-
Proceeds from employee stock purchase plan	404	-	-
Excess tax benefits of stock option exercises	-	14,337	-
Purchase of treasury stock	(64)	-	-
Proceeds from borrowings for the Transaction	-	1,266,250	-
Investment by Providence	-	394,000	-
Payment of debt issuance costs	-	(49,919)	-
Borrowings under revolving credit facility	-	10,000	20,000
Repayments under revolving credit facility	-	(10,000)	(20,000)
Repayments of Term Loan B Facility	-	-	(20,000)
Net cash provided by (used in) financing activities	505	1,624,668	(20,000)

Effect of exchange rate changes on cash and cash equivalents	22	(147)	-

Net increase (decrease) in cash and cash equivalents	41,787	(165,746)	6,441
Cash and cash equivalents, beginning of period	171,758	213,545	3,647
Cash and cash equivalents, end of period	$213,545	$47,799	$10,088

Supplementary Cash Flow Information
Cash paid for interest	19	121	34,508
(Refunds received) cash paid for income taxes	(23,067)	98	(268)
Non-cash equity rollover investment	-	121,012	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)

1. Basis of Presentation:

SRA International, Inc., a Virginia corporation, or SRA or the Company, was acquired on July 20, 2011 by private equity investment funds, or the PEP Funds, sponsored by Providence Equity Partners L.L.C., or Providence, collectively referred to as the Transaction. SRA is a wholly-owned subsidiary of Sterling Parent LLC, or Sterling Parent, which is wholly-owned by Sterling Holdco Inc., or Sterling Holdco, or collectively, the Parent. The Parent was formed by the PEP Funds for the purpose of the Transaction.

Due to the change in control on July 20, 2011, the Company’s assets and liabilities were recorded at fair value. The accompanying condensed consolidated financial statements are presented as Predecessor or Successor, to indicate whether they relate to the period preceding the Transaction or the period succeeding the Transaction, respectively.

The accompanying unaudited condensed consolidated financial statements include the accounts of SRA and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Certain information and note disclosures normally included in the annual financial statements, which are also prepared in accordance with GAAP, have been omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2012 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2012.

Nature of Business

The Company provides technology and strategic consulting services and solutions primarily to U.S. government clients. The Company provides services, systems, and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. The Company has a portfolio of clients and is organized into four business groups: Civil, Defense, Health, and Intelligence, Homeland Security and Law Enforcement.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in allocating resources and in assessing performance. Due to the similarities in the types of customers, services and overall economic characteristics of the Company’s four business groups, the Company aggregates all of its operations into one reportable segment.

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. During the period from July 1, 2011 through July 20, 2011, the period from July 21, 2011 through September 30, 2011 and the three months ended September 30, 2012, these contracts represented 98% of the Company’s revenue. The Company considers individual agencies that may fall under a larger department as separate customers. No customer accounted for 10% or more of the Company’s revenue for any of the periods presented.

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

The Company’s financial instruments include cash, trade and note receivables, equity investments, vendor payables and debt, as well as derivative financial instruments to manage risk related to its debt. As of June 30, 2012 and September 30, 2012, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. See Note 2 for a discussion of the fair value of the Company’s promissory note and equity interest in KoolSpan, Inc. See Note 6 for a discussion of the fair value of the Company’s debt. See Note 7 for a discussion of the fair value of the Company’s derivative financial instruments.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended September 30, 2012 and through the filing date, did not or are not believed by management to have a material impact on the Company’s present or historical condensed consolidated financial statements.

2. Discontinued Operations/Divestitures:

The Company’s discontinued operations in fiscal 2012 consisted of Era Systems LLC, or Era, and Global Clinical Development, or GCD. Additionally, the Company sold its secure voice solution for smartphone devices, One Vault Voice, or OVV, in fiscal 2012. The Company has not reported any discontinued operations or divested any businesses in fiscal 2013.

Era Systems LLC (formerly Era Systems Corporation)

On November 21, 2011, the Company sold the foreign air traffic management and military and security component of its Era business for approximately $13.3 million in cash. The Company incurred $2.8 million of costs to dispose of the business, including severance. As the carrying value of Era was adjusted to the fair value less costs to sell in purchase accounting, the transaction did not result in any gain or loss on sale. While the purchase price is not subject to adjustment based on a final net working capital calculation, the Company agreed to certain customary indemnification obligations subject to limitations. The general indemnification period expires in November 2012; however, fraud and tax indemnifications last longer.

The results of operations for the Era business are included in discontinued operations.  For the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through September 30, 2011, Era contributed net losses of $1.3 million and $1.6 million, respectively. As of June 30, 2012, less than $0.1 million of net assets remained related to Era. As of September 30, 2012, no net assets remained related to Era.

Global Clinical Development

On September 30, 2011, the Company sold its contract research organization, GCD. This transaction did not result in any gain or loss on sale as the carrying value of GCD was adjusted to the fair value less costs to sell in the purchase price allocation. The general indemnification period expired in September 2012; however, fraud and tax indemnifications last longer.

The results of operations for the GCD business are included in discontinued operations. For the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through September 30, 2011, GCD contributed net income of $0.2 million and less than $0.1 million, respectively. As of June 30, 2012, approximately $0.2 million of net assets remained related to GCD. As of September 30, 2012, no net assets remained related to GCD.

One Vault Voice

On December 15, 2011, the Company sold OVV to KoolSpan, Inc. for a $2.8 million promissory note and a 7% equity interest in KoolSpan. The fair value of the promissory note and equity interest received was deemed to be zero. Income will be recognized if and when any amounts are received by the Company. As of September 30, 2012, no amounts related to the sale have been received.

3. Stock-Based Compensation:

Successor

The Sterling Holdco Board of Directors adopted a stock incentive plan in February 2012, or the 2012 Plan, that authorizes the issuance of up to 58,169 shares of common stock of Sterling Holdco in the form of options. Under the 2012 Plan, key employees, nonemployee directors and consultants of the Company may be granted a combination of service and performance options. The performance options are considered market-based for accounting purposes. The Company utilizes the Black-Scholes-Merton model to value the service options and the binomial lattice model to value the performance options.

The service options generally vest in five equal installments subject to the option holder’s continued employment or service with the Company. The performance options vest at the time of a change in control based upon the cash return to the PEP Funds from its investment in the Company. The service and performance options expire ten years from the date of grant.

Stock Option & Restricted Stock Activity

As of September 30, 2012, a total of 26,460 service options were outstanding, and 5,268 had vested and were exercisable. During the three months ended September 30, 2012, there were no service options granted or forfeited. The weighted-average exercise price is $1,000 and the weighted-average fair value per service option granted, calculated based on the Black-Scholes-Merton model, was $340.93.

As of September 30, 2012, a total of 27,060 performance options were outstanding. No performance options vested or were exercisable at September 30, 2012, as they cannot be exercised until a change in control. During the three months ended September 30, 2012, there were no performance options granted or forfeited. The weighted-average exercise price is $1,000 and the weighted-average fair value per performance option granted, calculated based on the binomial lattice model, was $187.58.

There were no restricted stock grants or forfeitures during the three months ended September 30, 2012. As of September 30, 2012, 1,000 shares of restricted stock have been granted and 200 shares vested with a weighted-average grant-date fair value of $1,000.

The Company recognized stock-based compensation expense related to the stock options and restricted stock of $1.2 million for the three months ended September 30, 2012. The tax benefit recognized for stock-based compensation cost was $0.5 million for the same period. The total amount of unrecognized compensation expense related to unvested stock-based compensation arrangements was $10.2 million as of September 30, 2012 and is expected to be amortized over 4.0 years. The compensation expense will be recognized on a straight-line basis over the requisite service period.

Predecessor

The Predecessor maintained the SRA International, Inc. 2010 Incentive Plan, which provided for awards of cash, stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. Historically, the Company recognized the fair value of all stock-based awards granted to employees and directors in exchange for services as compensation expense on a straight line basis over the requisite service period which was typically four years. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes-Merton option pricing model. The Company recorded $0.6 million of stock-based compensation expense in the period from July 1, 2011 through July 20, 2011. In addition, in the period from July 1, 2011 through July 20, 2011, the Company recorded a charge for stock compensation of approximately $20.2 million as a result of the acceleration of vesting of all options and restricted stock in connection with the Transaction. The Company terminated the 2010 Incentive Plan in connection with the Transaction.

4. Accounts Receivable:

Accounts receivable, net as of June 30, 2012 and September 30, 2012 consisted of the following (in thousands):

	June 30,	September 30,
	2012	2012

Billed and billable, net of allowance of $532 and $626 as of June 30, 2012 and September 30, 2012, respectively	$290,620	$231,734
Unbilled:
Retainages	3,391	3,338
Revenue recorded in excess of milestone billings on fixed-price contracts	14,518	18,022
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	6,174	2,404
Allowance for unbillable amounts	(5,269)	(4,923)
Total unbilled	18,814	18,841
Accounts receivable, net	$309,434	$250,575

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $2.2 million of retainages are not expected to be billed and collected within one year. The Company’s accounts receivable are primarily from federal government agencies or customers engaged in work for the federal government. The Company believes there is no material credit risk associated with these receivables.

Billings in excess of revenue totaled $8.6 million and $8.2 million at June 30, 2012 and September 30, 2012, respectively. Billings in excess of the revenue recognized are classified as a current liability in the condensed consolidated balance sheet.

5. Composition of Certain Financial Statement Captions:

Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30,	September 30,
	2012	2012
Prepaid expenses and other
Taxes and taxes receivable	$2,029	$1,308
Maintenance and software	2,882	2,508
Rent	89	2,850
Other	6,249	9,301
Total prepaid expenses and other	$11,249	$15,967

Property and equipment
Leasehold improvements	$16,694	$18,394
Furniture, equipment and software	25,075	28,058
Total property and equipment	41,769	46,452
Less: Accumulated depreciation and amortization	(15,469)	(18,995)
Total property and equipment, net	$26,300	$27,457

Identified intangibles
Intangible assets	$494,690	$494,690
Less: Accumulated amortization	(91,551)	(113,697)
Total identified intangibles, net	$403,139	$380,993

Other long-term assets
Debt issuance costs, net	$44,108	$42,518
Other	2,650	5,218
Total other long-term assets	$46,758	$47,736

Accounts payable and accrued expenses
Vendor obligations	$101,880	$93,218
Accrued interest	10,843	-
Interest rate derivative liability	1,516	2,314
Facility exit charge	2,737	2,259
Other	7,649	6,773
Total accounts payable and accrued expenses	$124,625	$104,564

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$39,983	$29,959
Accrued leave	62,323	59,472
Accrued fringe benefits	12,180	8,146
Total accrued payroll and employee benefits	$114,486	$97,577

Other long-term liabilities
Interest rate derivative liability	$18,274	$19,286
Deferred rent	4,737	5,963
Facility exit charge	1,242	923
Other	568	568
Total other long-term liabilities	$24,821	$26,740

6. Debt:

On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.

At June 30, 2012 and September 30, 2012, debt consisted of the following (in thousands):

	June 30,	September 30,
	2012	2012

Secured Term Loan B Facility	$735,000	$715,000
Less: Unamortized Discount	(7,479)	(7,157)
Secured Term Loan B Facility, net	727,521	707,843
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,127,521	1,107,843

Current portion of long-term debt	-	-

Long-term debt	$1,127,521	$1,107,843

As of September 30, 2012, the fair value of the Company’s debt approximates carrying value.

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

The Company is required to meet a net senior secured leverage ratio covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). As of June 30, 2012 and September 30, 2012, the Company’s net senior secured leverage ratio was 3.6x. During the period from July 21, 2011 through September 30, 2011 and the three months ended September 30, 2012, the Company borrowed and subsequently repaid $10.0 million and $20.0 million, respectively, under its Revolver. The Company had no outstanding letters of credit or borrowings under its Revolver as of June 30, 2012 and September 30, 2012. As of September 30, 2012, the Company was in compliance with all of its covenants.

Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company pays a per annum commitment fee on undrawn amounts under the revolving credit facility and customary administrative fees. The senior secured credit facilities are guaranteed by the Company’s wholly-owned subsidiaries and by Sterling Parent. The Term Loan B Facility matures in July 2018 and the Revolver matures in July 2016.

In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt.  Any required ECF payments are due on October 15 each year. The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the Company’s required quarterly principal payments for the term of the loan and satisfied the Company’s required ECF principal payments for fiscal 2012. The Company repaid $20.0 million in fiscal 2013, which partially satisfies the ECF requirement for fiscal 2013.

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven year term of the loan. During the period from July 21, 2011 through September 30, 2011 and the three months ended September 30, 2012, $0.2 million and $0.3 million, respectively, of the original issue discount was amortized and reflected in interest expense in the condensed consolidated statements of operations.

Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. Due to the repayments, the Company accelerated a proportional amount of the amortization of the debt issuance costs and original issue discount totaling $0.1 million for the three months ended September 30, 2012.  During the period from July 21, 2011 through September 30, 2011 and the three months ended September 30, 2012, $1.2 million and $1.6 million, respectively, of debt issuance costs were amortized and reflected in interest expense in the condensed consolidated statements of operations.

For the three months ended September 30, 2012, interest accrued at an average rate of 6.5% for the Senior Secured Credit Facilities. Interest payments of $12.1 million were made in the three months ended September 30, 2012, including a $0.1 million commitment fee for the same period.

Senior Notes due 2019

The Senior Notes due 2019 are guaranteed by all of the Company’s wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and have no independent assets or operations.

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

For the three months ended September 30, 2012, interest accrued at an average rate of 11.0% for the Senior Notes. The Company paid $22.0 million of interest related to the Senior Notes in the three months ended September 30, 2012.

7. Derivative Instruments and Hedging Activities:

Hedge of Interest Rate Risk

Risk Management Objective of Using Derivatives

The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. During the Successor periods, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2012 and September 30, 2012, the Company had outstanding interest rate derivatives with an initial combined notional value of $725.0 million and $675.0 million, respectively, that were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $2.3 million will be reclassified from AOCI into interest expense.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $19.8 million and $21.6 million as of June 30, 2012 and September 30, 2012. The current portion is included in accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.

The Company utilizes a third-party pricing service to assist with determining the fair values for its interest rate swaps. The Company performs procedures to corroborate the values provided by the pricing service including regular discussions to understand the pricing service’s methodology and a review of the service provider’s Statement on Standards for Attestation Engagements No. 16, or SSAE 16, report.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The Company recognized a pre-tax loss of $11.9 million and $1.8 million in AOCI on the effective portion of the interest rate derivatives for the period from July 21, 2011 through September 30, 2011 and the three months ended September 30, 2012, respectively. The Company reclassified less than $0.1 million and $0.4 million of the interest rate derivatives from AOCI into interest expense in the condensed consolidated statements of operations for the period from July 21, 2011 through September 30, 2011 and the three months ended September 30, 2012, respectively. The $7.2 million and $1.1 million unrealized losses on the interest rate derivatives, which are included in AOCI, are net of $4.7 million and $0.7 million of income taxes for the period from July 21, 2011 through September 20, 2011 and the three months ended September 30, 2012, respectively.

Credit Risk-Related Contingent Features

The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2012 and September 30, 2012, the fair value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $23.3 million and $25.2 million, respectively. If the Company had breached any of the provisions of the agreements at September 30, 2012, it could have been required to settle its obligations under the agreements at an estimated termination value equal to the fair value of $25.2 million. As of September 30, 2012, the Company had not breached any of the provisions or posted any collateral related to these agreements.

Hedge of Foreign Currency Exchange Rate Risk

Risk Management Objective of Using Derivatives

Historically, the Company utilized forward contracts to offset the impact of changes in foreign currency exchange rates on certain short term intercompany balances as well as Euro denominated trade receivables of the Company’s discontinued subsidiary, Era, whose functional currency was the Czech Koruna. The Company did not designate any of these derivative instruments as an accounting hedge and, accordingly, all gains and losses were recognized in losses from discontinued operations immediately. The Company no longer utilizes forward contracts to offset the foreign currency exchange rate risk as the Company’s foreign operations, Era and GCD, have been sold.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The gains and losses related to these foreign currency transactions, derivative instruments and foreign currency translation as a result of the sale of Era are included in the loss from discontinued operations in the condensed consolidated statement of operations for the fiscal 2012 periods presented. The Company recognized foreign currency transaction gains of $0.4 million in the period from July 1, 2011 through July 20, 2011 and foreign currency transaction losses of $1.8 million in the period from July 21, 2011 through September 30, 2011. The Company recognized net losses on forward exchange contracts of $0.1 million in the period from July 21, 2011 through September 30, 2011.

8. Commitments and Contingencies:

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

Litigation

The Company is subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local, and foreign governments for taxes other than income taxes. The Company is also involved in various claims, arbitrations and lawsuits arising in the normal conduct of its business, including but not limited to bid protests, various employment litigation matters, contractual disputes and charges before administrative agencies. Although the Company can give no assurance, based upon its evaluation and taking into account the advice of legal counsel, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

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

9. Facility Exit Costs:

During fiscal 2012, the Company initiated activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities. The Company recognized a total facility exit charge of $4.4 million during fiscal 2012, which was included in selling, general and administrative expenses on the condensed consolidated statement of operations. Of this total, approximately $4.2 million related to remaining lease commitments and was net of estimated sublease income. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2016.

The costs associated with these exit activities were valued using their estimated fair value. In determining the fair value of the facility exit charge, the Company made estimates related to potential sublease income and future exit costs. If the actual amounts differ from the Company’s estimates, the amount of the facility exit charge could be impacted.

The following is a summary of the accrued facility exit charge (in thousands). The current portion is included in accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.

Balance as of June 30, 2012	$3,978
Facility exit costs accrued	85
Cash payments	(887)
Non-cash settlement	6
Balance as of September 30, 2012	$3,182

10. Related Party Transactions:

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an aggregate annual management fee of $1.8 million. For the period from July 21, 2011 through September 30, 2011 and the three months ended September 30, 2012, the Company incurred $0.3 million and $0.5 million, respectively, in management fees and related expenses.

As of June 30, 2012 and September 30, 2012, a Providence affiliate owned $11.7 million and $4.4 million of the Company’s Term Loan B Facility, respectively. No interest payments were made for the Term Loan B Facility during the period from July 21, 2011 through September 30, 2011. Interest payments were made for this portion of the Term Loan B Facility of approximately $0.2 million during the three months ended September 30, 2012.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the period from July 21, 2011 through September 30, 2011 and the three months ended September 30, 2012 were $1.7 million and $1.8 million, respectively.

As of June 30, 2012, there were no amounts due from related parties and $0.9 million due to related parties was included in the accompanying condensed consolidated balance sheet. As of September 30, 2012, there were no amounts due from related parties and $0.4 million due to related parties was included in the accompanying condensed consolidated balance sheet.

11. Subsequent Events:

On October 12, 2012, the Company was informed that its re-compete for the Federal Deposit Insurance Corporation, or FDIC, contract was unsuccessful. The contract is funded through December 31, 2012. The FDIC contract represented approximately 9% of the Company’s revenue in fiscal 2012 and approximately 7% of the Company’s revenue for the three months ended September 30, 2012.

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

Readers who are not familiar with our company or the financial statements of federal government information technology, or IT, service providers should closely review the "Description of Critical Accounting Estimates," and the "Description of Statement of Operations Items," sections included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2012. These sections provide background information that can help readers, in part, understand and analyze our financial information.

Overview

We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex problems for our clients by providing IT services, systems and solutions that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include systems design, development and integration; cyber security and information assurance; outsourcing and managed services and strategic consulting. We currently serve more than 250 federal government organizations, across national security, civil government and health markets, many of which we have served for over 20 years. Together, these organizations represent approximately 98% of our revenue for the three months ended September 30, 2011 and 2012. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) was $389.8 million and $44.0 million for the three months ended September 30, 2012, respectively. For a reconciliation of Adjusted EBITDA to income from continuing operations, see the section entitled “Items Affecting the Comparability of our Operating Results.”

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

Presentation

The accompanying condensed consolidated statements of operations and cash flows are presented for the Predecessor and the Successor, which relate to the period from July 1 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period July 21 to September 30, 2011 and all periods succeeding July 21, 2011 (succeeding the Transaction), respectively.

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2012, as well as any cautionary language in Part II, Item 1A, in this quarterly report on Form 10-Q, provide some, but not all possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for about 98% of our revenue;

•	failure of our customer to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts;

•	failure of congressional leaders to agree upon further budget reductions as required by the debt ceiling compromise triggering automatic across-the-board cuts to civil and defense programs beginning in 2013;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	failure to comply with complex laws and regulations, including but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards;

•	possible delays or overturning of our government contract awards due to bid protests, loss of contract revenue or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•	security threats, attacks or other disruptions on our information infrastructure, and failure to comply with complex network security and data privacy legal and contractual obligations or to protect sensitive information;

•	inability or failure to adequately protect our proprietary information or intellectual property rights or violation of third party intellectual rights;

•	potential for significant economic or personal liabilities resulting from failures, errors, delays or defects associated with products, services and systems we supply;

•	adverse changes in federal government practices;

•	pricing pressure on new work, including in certain cases attempts to hold contractors to billing rates in effect for government fiscal year 2010, reduced profitability or loss of market share due to intense competition and commoditization of services we offer;

•	adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our purchasing, property, estimating, cost accounting, labor, billing, compensation, management information systems or contractor internal control systems are deficient;

•	difficulties accurately estimating contract costs and contract performance requirements;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•	failure to manage acquisitions or divestitures successfully, including identifying, evaluating, and valuing acquisition targets, integrating acquired companies, losses associated with divestitures, and the inability to effect divestitures at attractive prices and on a desired timeline;

•	possible future losses that exceed our insurance coverage;

•	pending litigation and any resulting expenses, payments or sanctions, including but not limited to penalties, compensatory damages or suspension or debarment from future government contracting; and

•	the effect of our acquisition by entities affiliated with Providence on our business relationships, operating results and business generally.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

Non-GAAP Financial Measures

We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor period in the three months ended September, 30, 2011 to the results of operations for the three months ended September 30, 2012. Although the combination of the Predecessor income statement for the period July 1, 2011 to July 20, 2011 with the Successor income statement for the period of July 21, 2011 to September 30, 2011 does not comply with generally accepted accounting principles, or GAAP, we believe that it provides a meaningful method of comparison. We have also prepared our discussion of all operating metrics based on the combination of Successor and Predecessor results in the three months ended September, 30, 2011 compared to the Successor results in the three months ended September 30, 2012. We believe this combination of results for the Predecessor entity and Successor entity periods facilitates an investor’s understanding of our results of operations and changes in our results of operations by making the two periods more comparable. This combination should not be used in isolation or substituted for the separate Predecessor entity and Successor entity results, nor do the combined results reflect our Predecessor results on a comparative or pro forma basis.

Adjusted EBITDA presented in this section is a supplemental measure that is not required by, or presented in accordance with GAAP. This non-GAAP measure is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income, or any other performance measure derived in accordance with GAAP. In addition, our calculation of this non-GAAP measure may not be comparable to that of other companies. We believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of high-yield issuers, many of which present Adjusted EBITDA when reporting their results. This non-GAAP measure has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Business Environment and Outlook

The U.S. federal government operated under a continuing resolution during part of our fiscal 2012. During a continuing resolution, funding on existing contracts is generally limited to prior government fiscal year levels and new initiatives are not funded until an appropriations bill or its equivalent is enacted. The delays in approving the federal government’s fiscal year, or GFY, 2012 appropriations bills along with declining budgets had a negative effect on our fiscal 2012 financial results.

The U.S. federal government is currently operating under a continuing resolution which extends until March 27, 2013. The current pressured U.S. federal government spending environment coupled with the uncertainty around the upcoming presidential election and the threat of sequestration has constrained our fiscal 2013 financial performance. We expect the constrained federal spending environment to continue for the foreseeable future. The Budget Control Act of 2011, or the Act, committed the U.S. federal government to significantly reduce the federal deficit over ten years. The Act established caps on discretionary spending through 2021 and it also contained a sequester mechanism that imposes automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period beginning in January 2013, if Congress does not identify a means to reduce the deficit. As of November 1, 2012, Congress has not identified the required savings. The uncertainty with respect to these future automatic spending cuts is causing some clients to delay contract starts. We have also seen an increase in bid protests causing further delay of contract award and execution until the protest is resolved. If sequestration occurs, many of our federal government clients will have their budgets reduced in January 2013, significantly impacting the government contracting industry in general, as well as the services and solutions we provide to the U.S. federal government. We are unable to predict the impact of sequestration on our financial performance, as it isn’t clear how sequestration will be implemented. Despite the uncertainties affecting the government contracting industry, we expect the federal government to make continued investments in areas such as cyber security, operating efficiency, and health care system modernization, and to continue supporting the intelligence community as well as special forces capabilities and believe that the constrained government spending environment will require an increase in market share to achieve growth.

 In October we were informed that our re-compete for the Federal Deposit Insurance Corporation, or FDIC, contract was unsuccessful. The contract is funded through December 31, 2012, but the period of transition is uncertain as the award has been protested. Revenue from the FDIC contract accounted for approximately 9% and 7% of our revenue in fiscal 2012 and for the three months ended September 30, 2012, respectively, driven by significant low-margin direct material content. While the FDIC contract loss will affect revenue and Adjusted EBITDA in the near-term, our pipeline of submitted bids and bid opportunities remains robust, and we believe we are well positioned for growth in the long-term. We maintain a highly diversified contract base of approximately 1,200 active contracts serving more than 250 federal government organizations, with our top ten contracts representing approximately 29% of revenue and no single contract representing 10% or more of revenue.

To maintain a competitive cost position and protect profitability in this challenging market environment, we continue to aggressively manage our indirect costs. As part of this ongoing effort, we have reduced our indirect labor force, exited underutilized space in some of our leased facilities, and reduced discretionary spending. We have reinvested some of the indirect cost savings from these actions in our corporate growth initiatives.

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

Contract Backlog

Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $906.9 million of total contract awards during the three months ended September 30, 2012. Our net orders (contract awards less downward adjustments) were $780.4 million during the three months ended September 30, 2012. Contract awards or bookings generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Included within our contract award totals for the three months ended September 30, 2012 were upward contract adjustments of $130.0 million as a result of ceiling increases under existing contracts and increases in scope. During the same period, there were also downward contract adjustments of $126.4 million related to customer de-obligations or contract backlog that was not realized on contracts that have ended. “De-obligation” refers to the removal from backlog of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the total contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

A key measure of our business growth is the ratio of new contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using total contract orders, was 2.3:1 and 1.1:1 in the three and the twelve months ended September 30, 2012, respectively.  Our book-to-bill ratio improved from 1.2:1 in the three months ended September 30, 2011 due to increased new business wins, most significantly a contract with the Centers for Medicare and Medicaid. The volume of our proposals awaiting decision remains high.

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

	June 30,	September 30,
(in millions)	2012	2012

Backlog
Funded	$776.9	$965.1
Unfunded	2,818.2	3,021.8
Total Backlog	$3,595.1	$3,986.9

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

As of September 30, 2012, we expect to recognize approximately 24% of our backlog as revenue within the next twelve months.

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

Each of these contract types has unique characteristics. From time to time, contracts may be issued that are a combination or hybrid of contract types. Cost-plus-fee contracts generally subject us to lower risk. They also can include award fees or incentive fees under which the customer may make additional payments based on our performance. However, not all costs are reimbursed under these types of contracts, and the government carefully reviews the costs we charge. In addition, negotiated base fees are generally lower than projected profits on fixed-price or time-and-materials contracts, consistent with our lower risk. Under time-and-materials contracts, including our fixed-price-level-of effort contracts, we are also generally subject to lower risk; however, our profit may vary if actual labor hour costs vary significantly from the negotiated rates. Fixed-price contracts typically involve the highest risk and, as a result, have higher fee levels. However, fixed-price contracts require that we absorb cost overruns, should they occur.

The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Combined	Successor
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012

Cost-plus-fee	34%	30%
Time-and-materials	34%	37%
Fixed-price (a)	32%	33%

(a) Includes approximately 4% of revenue earned on fixed-price-level-of-effort contracts in all periods presented.

Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time or sick leave. As of September 30, 2012, we had approximately 5,900 employees. Direct labor utilization was 78.4% and 79.8% for the three months ended September 30, 2011 and 2012, respectively. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 56 days as of September 30, 2012 compared to 64 days as of June 30, 2012.

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

Summary of Financial Results

	Predecessor	Successor	Combined	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through September 30, 2011	Three months ended September 30, 2011	Three months ended September 30, 2012

Revenue	$99,308	$329,824	$429,132	$389,849
Operating costs and expenses:
Cost of services	78,550	247,465	326,015	296,981
Selling, general and administrative	13,721	44,957	58,678	53,333
Depreciation and amortization of property and equipment	837	2,931	3,768	3,199
Amortization of intangible assets	442	18,750	19,192	22,146
Transaction costs	68,069	58	68,127	-
Total operating costs and expenses	161,619	314,161	475,780	375,659
Operating (loss) income	(62,311)	15,663	(46,648)	14,190
Interest expense	(19)	(21,717)	(21,736)	(25,481)
Interest income	13	41	54	12
Loss from continuing operations before income taxes	(62,317)	(6,013)	(68,330)	(11,279)
Benefit from income taxes	(18,462)	(1,998)	(20,460)	(3,896)
Loss from continuing operations	(43,855)	(4,015)	(47,870)	(7,383)
Loss from discontinued operations, net of tax	(1,126)	(1,572)	(2,698)	-
Net loss	$(44,981)	$(5,587)	$(50,568)	$(7,383)

	Predecessor	Successor	Combined	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through September 30, 2012	Three months ended September 30, 2011	Three months ended September 30, 2012

Net cash provided by (used in) operating activities	$43,136	$(49,751)	$(6,615)	$30,712
Net cash used in investing activities	(1,876)	(1,740,516)	(1,742,392)	(4,271)
Net cash provided by (used in) financing activities	505	1,624,668	1,625,173	(20,000)
Effect of exchange rate changes on cash and cash equivalents	22	(147)	(125)	-
Net increase (decrease) in cash and cash equivalents	$41,787	$(165,746)	$(123,959)	$6,441

Items Affecting the Comparability of Our Operating Results

We define Adjusted EBITDA as GAAP income (loss) from continuing operations plus (i) provisions for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items, such as stock compensation expense, Transaction costs and other items that do not relate directly to our ongoing operations or which are non-cash in nature. Adjusted EBITDA, or Consolidated EBITDA as it is defined in the credit agreement, as presented in the table below is used to determine our compliance with certain covenants contained in our credit agreement. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period to period changes in taxes and interest expense, among other things.

The following items affect the comparability of our income (loss) from continuing operations period-over-period, and therefore, have been adjusted in arriving at Adjusted EBITDA:

•	Stock compensation expense of $0.6 million, $1.2 million, $8.6 million and $3.0 million recognized in the three months and the twelve months ended September 30, 2011 and 2012, respectively, related to the stock incentive plans of the Predecessor and Successor. Of the total stock compensation expense, $0.6 million, $1.2 million, $7.4 million and $3.0 million is included in selling, general and administrative, or SG&A, expenses in the condensed consolidated statement of operations in the three months and the twelve months ended September 30, 2011 and 2012, respectively. The remaining expense in the twelve months ended September 30, 2011 is included in cost of sales.

•	Severance charges incurred in the three months and the twelve months ended September 30, 2011 and 2012 (net of the recoverable portion under our cost-plus contracts) of $2.1 million, $0.3 million, $3.3 million and $3.1 million, respectively, to reduce our indirect labor force. The gross charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Facility exit charges of $0.3 million and $4.7 million in the three and twelve months ended September 30, 2012, respectively, related to the exit of underutilized space in certain of our leased facilities.

•	Certain other non-recurring items including, officer compensation costs, primarily related to the signing and retention bonuses of our Chief Executive Officer, of $1.9 million, $0.8 million, $1.9 million and $6.6 million in the three and the twelve months ended September 30, 2011 and 2012, respectively, management fees paid to Providence of $0.3 million, $0.5 million, $0.3 million and $1.9 million in the three and the twelve months ended September 30, 2011 and 2012, respectively, and other non-recurring costs of $0.2 million, $0.6 million, $1.5 million and $1.9 million in the three and the twelve months ended September 30, 2011 and 2012, respectively. The non-recurring costs in the twelve months ended September 30, 2011 include merger and acquisition costs of $0.4 million and write-offs of capitalized software development costs of $0.7 million. The non-recurring costs in the twelve months ended September 30, 2012 include legal and accounting costs related to the registration of our debt of $1.0 million. These charges are included in SG&A expenses in the condensed consolidated statements of operations.

•	Transaction costs of $68.1 million, $76.5 million and $0.6 million in the three months ended September 30, 2011 and the twelve months ended September 30, 2011 and 2012, respectively, for accelerated stock compensation expense, accounting, investment banking, legal, severance, and other services related to the Transaction.

•	The acquisition of Platinum Solutions, Inc., or Platinum, in November 2010. In calculating Adjusted EBITDA, we include the estimated EBITDA impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded. There was no EBITDA impact for the divestures of Era and GCD as they were reported in discontinued operations.

•	Cost savings adjustments of $0.5 million, $1.5 million and $3.9 million in the three months ended September 30, 2012 and the twelve months ended September 30, 2011 and 2012, respectively, representing the EBITDA impact of an indirect reduction in force implemented in fiscal 2011 and exiting underutilized space in certain of our leased facilities in fiscal 2012 and 2013. The cost savings adjustment in fiscal 2013 represents the estimated EBITDA impact of actions expected to be taken within the next 12 months to exit underutilized space. The resulting facility exit charge will be recorded at the time of exit. Cost savings is a defined EBITDA adjustment under our credit agreement for the amount of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period.

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

	Combined	Successor
	Three months ended September 30, 2011	Three months ended September 30, 2012

Loss from continuing operations	$(47,870)	$(7,383)
Benefit from income taxes	(20,460)	(3,896)
Interest expense, net	21,682	25,469
Depreciation and amortization of property and equipment	4,241	3,530
Amortization of intangible assets	19,192	22,146
Stock compensation	595	1,209
Severance	2,070	285
Facility exit charge	-	263
Officer compensation and other, net	2,443	1,891
Transaction costs	68,127	-
Subtotal - Adjusted EBITDA before certain items	50,020	43,514
EBITDA impact of cost savings	-	528
Adjusted EBITDA	$50,020	$44,042

	Combined	Successor
	Twelve months ended September 30, 2011	Twelve months ended September 30, 2012

Income (loss) from continuing operations	$22,080	$(27,419)
Provision for (benefit from) income taxes	19,717	(16,666)
Interest expense, net	22,025	105,423
Depreciation and amortization of property and equipment	17,891	16,098
Amortization of intangible assets	25,187	94,947
Stock compensation	8,585	3,016
Severance	3,331	3,074
Facility exit charge	-	4,680
Officer compensation and other, net	3,736	10,434
Transaction costs	76,500	641
Subtotal - Adjusted EBITDA before certain items	199,052	194,228
EBITDA impact of acquisitions	1,240	-
EBITDA impact of cost savings	1,469	3,887
Adjusted EBITDA	$201,761	$198,115

The decrease in Adjusted EBITDA in the three and twelve months ended September 30, 2012 compared to the three and twelve months ended September 30, 2011 is due primarily to a decline in direct labor services partially offset by reductions in SG&A expenses. The decrease in labor services was caused, in part, by one less work day in the three months ended September 30, 2012, which contributed approximately $1.5 million to the decrease.

Results of Operations

Financial Highlights

Financial highlights or events during the three months ended September 30, 2012, include:

•	We repaid $20.0 million of borrowings on our Term Loan B Facility and ended the quarter with $10.1 million of cash.

•	We had $906.9 million of contract awards for a book-to-bill ratio of 2.3:1 in the three months ended September 30, 2012.

•	Adjusted EBITDA was $198.1 million for the twelve months ended September 30, 2012. Adjusted EBITDA as a percentage of revenue was 12.1% for the twelve months ended September 30, 2012.

Revenue

Revenue decreased 9.2% to $389.8 million in the three months ended September 30, 2012 from $429.1 million in the combined three months ended September 30, 2011. The decline in revenue was due, in part, to lower materials and other reimbursable costs, which decreased approximately $15 million in the three months ended September 30, 2012, with the remainder of the decrease due to a decline in labor services. The decline in labor services was primarily due to the challenging market environment which resulted in funding reductions on some of our existing programs and continued delay of contract awards.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Combined	Successor
	Three months ended September 30, 2011	Three months ended September 30, 2012	% Change

Cost of services	$326,015	$296,981	(8.9)%
Selling, general and administrative	58,678	53,333	(9.1)%
Depreciation and amortization of property and equipment	3,768	3,199	(15.1)%
Amortization of intangible assets	19,192	22,146	15.4%
Transaction costs	68,127	-	NMF

	(as a percentage of revenue)

Cost of services	76.0%	76.2%
Selling, general and administrative	13.7%	13.7%
Depreciation and amortization of property and equipment	0.9%	0.8%
Amortization of intangible assets	4.5%	5.7%
Transaction costs	15.9%	0.0%

NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Combined		Successor
	Three months ended September 30, 2011	% of total	Three months ended September 30, 2012	% of total

Direct labor and related overhead	$158,610	48.7%	$150,010	50.5%
Subcontractor labor	98,431	30.2%	93,752	31.6%
Materials and other reimbursable costs	68,974	21.2%	53,219	17.9%
Total cost of services	$326,015		$296,981

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

As a percentage of total cost of services, direct labor and subcontractor labor costs increased in the three months ended September 30, 2012 compared to the combined three months ended September 30, 2011. This increase in labor costs in comparison to materials and other reimbursable costs would generally cause our total cost of services as a percent of revenue to decrease; however, there was one less work day in the three months ended September 30, 2012, which negated the increase in gross margin.

SG&A expenses decreased by $5.4 million to $53.3 million in the three months ended September 30, 2012 compared to $58.7 million in the same prior year period. SG&A expenses include $0.4 million of severance charges, a $0.3 million facility exit charge, non-recurring officer compensation costs of $0.8 million, and $0.5 million of Providence management fees. Adjusting for these items, stock compensation expense, and other non-recurring costs, which are all discussed in greater detail in the section titled “Items Affecting the Comparability of Our Operating Results,” our SG&A expenses decreased approximately $3.7 million compared to the three months ended September 30, 2011. The decrease is primarily a result of continued actions taken to align our indirect costs with our volume of business and maintain a competitive cost position in this challenging market environment.

Depreciation and amortization of property and equipment did not materially change in the periods presented. The carrying value of our property, equipment and leasehold improvements did not change as a result of the Transaction.

Amortization of intangible assets increased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to the amortization of identified intangible assets for a full quarter in fiscal 2013 compared to a partial quarter in fiscal 2012, as the Transaction closed on July 20, 2011.

Transaction costs of $68.1 million in the combined three months ended September 30, 2011 consisted of accounting, investment banking, legal, acceleration of stock compensation and other costs incurred in connection with our acquisition by private equity investments funds sponsored by Providence.

Interest

	Combined	Successor
	Three months ended September 30, 2011	Three months ended September 30, 2012

Interest expense	$(21,736)	$(25,481)
Interest income	54	12
Interest, net	$(21,682)	$(25,469)

Interest expense was $3.8 million higher in the three months ended September 30, 2012 compared to the combined three months ended September 30, 2011 due primarily to the timing of the Transaction. Interest expense for the three months ended September 30, 2011 and 2012 includes amortization of debt issuance costs of $1.2 million and $1.6 million, respectively.

Interest income did not materially fluctuate in the three months ended September 30, 2012 as compared to the combined three months ended September 30, 2011.

Income Taxes

The effective tax rate for the three months ended September 30, 2012 was a tax benefit of 34.5%, which is lower than the statutory income tax rate due to non-deductible permanent items. The effective tax rate for the period from July 1, 2011 through July 20, 2011 was a tax benefit of 29.6% and was impacted by the non-deductible Transaction costs incurred in the period. The effective tax rate for the period from July 21, 2011 through September 30, 2011 was a tax benefit of 33.2% which was adversely impacted by the limits on deductible interest expense for state income tax purposes.

Liquidity and Capital Resources

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable. Our working capital (current assets of continuing operations minus current liabilities of continuing operations) as of September 30, 2012 was $88.5 million compared to $100.5 million as of June 30, 2012. As of September 30, 2012, our total unrestricted cash was $10.1 million and our total outstanding debt was $1.1 billion. Our working capital declined due to a decrease in accounts receivable which was due primarily to strong cash collections, but was partially offset by the timing of vendor payments.

	Combined	Successor
	Three months ended September 30, 2011	Three months ended September 30, 2012

Net cash (used in) provided by operating activities	$(6,615)	$30,712
Net cash used in investing activities	(1,742,392)	(4,271)
Net cash provided by (used in) financing activities	1,625,173	(20,000)
Effect of exchange rate changes on cash and cash equivalents	(125)	-
Net (decrease) increase in cash and cash equivalents	$(123,959)	$6,441

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill the majority of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and the timing of vendor and tax payments.

Net cash used in operating activities was $6.6 million in the combined three months ended September 30, 2011 compared to net cash provided by operating activities of $30.7 million in the three months ended September 30, 2012. The increase in cash provided by operating activities in the three months ended September 30, 2012 was primarily due to improvements in collections. The three months ended September 30, 2011 included payment of Transaction costs partially offset by collection of a federal income tax refund.

Net cash used in investing activities in connection with the Transaction was $1.7 billion in the combined three months ended September 30, 2011. In the first quarter of fiscal 2013, we used $4.3 million of cash for capital expenditures.

Net cash provided by financing activities was $1.6 billion in the combined three months ended September 30, 2011 and net cash used in financing activities was $20.0 million in the three months ended September 30, 2012. The net cash provided by financing activities in the three months ended September 30, 2011 relates to the Transaction including $1.3 billion of debt incurred and $394.0 million of equity contributions by the PEP Funds. We repaid $20.0 million of this debt during the three months ended September 30, 2012.

Senior Secured Indebtedness

Our Term Loan B Facility requires quarterly installment payments of approximately $2.2 million per quarter commencing on December 31, 2011. In addition, we are required to make annual payments equal to 75% of excess cash flow, or ECF, (as defined in the credit agreement), with a reduction to 50% based upon achievement of a net senior secured leverage ratio of less than 3.5x, 25% if less than 2.75x and zero if less than 2.0x. Any required ECF payments are due on October 15 each year. We repaid $140.0 million of our Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied our required ECF principal payments for fiscal 2012. We also repaid $20.0 million in fiscal 2013, which partially satisfies the ECF requirement for fiscal 2013.

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

The Senior Secured Credit Facilities and the Notes are guaranteed by all of our wholly-owned subsidiaries. The Senior Secured Credit Facilities are also guaranteed by Sterling Parent. The guarantees are full and unconditional and joint and several. Each of our subsidiary guarantors are 100% owned and have no independent assets or operations.

We are required to meet a net senior secured leverage ratio covenant quarterly if any revolving loan, swingline loan or letter of credit is outstanding on the last day of the quarter. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). As of September 30, 2012, our net senior secured leverage ratio was 3.6x. We had no outstanding letters of credit or borrowings under our Revolver as of September 30, 2012; therefore, we were not required to comply with this covenant.

Capital Requirements

We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be less than 1% of revenue, for at least the next twelve months.

Income Taxes

The Transaction accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of this stock compensation deduction, as well as Transaction costs and tax-deductible interest expense, we do not expect to make any material U.S. federal income tax payments until fiscal 2014, which begins on July 1, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2012, other than operating leases, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholders’ equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We no longer utilize forward contracts to offset foreign currency exchange rate risk as our foreign operations, Era and GCD, were sold in fiscal 2012. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 7 to our condensed consolidated financial statements as of and for the three months ended September 30, 2012 included in this quarterly report on Form 10-Q.

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

For a full discussion of our critical accounting policies, refer to the "Description of Critical Accounting Estimates" section included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2012.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended September 30, 2012 and through the filing date of our condensed consolidated financial statements did not and are not expected to have a material impact on our present or future condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in our Form 10-K filed with the Securities and Exchange Commission on August 17, 2012.

Interest Rate Risk

Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. As of September 30, 2012 we had fixed the interest rate on all but $40.0 million of our outstanding senior secured credit facilities. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.35% at September 30, 2012. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $0.4 million based on the unhedged portion of our senior secured credit facilities outstanding as of September 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

Except for the risk factor described below, there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and filed with the Securities and Exchange Commission on August 17, 2012:

Security Threats: Our business could be negatively impacted by cyber security threats, attacks and other disruptions.

Like others in our industry, we continue to face advanced and persistent attacks on our information infrastructure where we manage and store various proprietary information and sensitive/confidential data relating to our operations. These attacks may include sophisticated malware (viruses, worms, and other malicious software programs) and phishing emails that attack our products or otherwise exploit any security vulnerabilities. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that our customers or other third-parties, create system disruptions, or cause shutdowns. Additionally, sophisticated software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the information infrastructure.

We are subject to laws, rules, and regulations relating to the collection, use, and security of user data and are subject us to legislative and regulatory burdens that may require us to notify customers or employees of a data security breach. Persistent information infrastructure and cyber security threats require significant management attention and resources and may expose sensitive personally identifiable and other critical information of our customers, their employees or our own employees, and other parties with whom we conduct business and a loss or misuse of this information, could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber-attack could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers and may impede critical functions. Occurrence of any of these security threats could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 7th day of November, 2012.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
William L. Ballhaus President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

