Form 10-Q
period 2012-12-31
SRA INTERNATIONAL, INC.
filed 2013-02-14
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

As of February 8, 2013, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2012 and December 31, 2012	2

	Condensed Consolidated Statements of Operations (Unaudited) – Three months ended December 31, 2011 and December 31, 2012, and for the period from July 1, 2011 through July 20, 2011 for the Predecessor and for the period from July 21, 2011 through December 31, 2011 and the six months ended December 31, 2012 for the Successor	3

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) – Three months ended December 31, 2011 and December 31, 2012, and for the period from July 1, 2011 through July 20, 2011 for the Predecessor and for the period from July 21, 2011 through December 31, 2011 and the six months ended December 31, 2012 for the Successor	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the period from July 1, 2011 through July 20, 2011 for the Predecessor and for the period from July 21, 2011 through December 31, 2011 and the six months ended December 31, 2012 for the Successor	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Overview	16
	Presentation	16
	Forward-Looking Statements	16
	Non-GAAP Financial Measures	18
	Business Environment and Outlook	18
	Discontinued Operations	19
	Key Metrics	19
	Seasonality	21
	Summary of Financial Results	22
	Items Affecting the Comparability of Our Operating Results	23
	Results of Operations	25
	Liquidity and Capital Resources	28
	Off-Balance Sheet Arrangements	30
	Description of Critical Accounting Policies and Estimates	30
	Recent Accounting Pronouncements	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures		34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,647	$3,616
Restricted cash	1,067	1,389
Accounts receivable, net	309,434	273,860
Prepaid expenses and other	11,249	12,646
Deferred income taxes	22,816	18,929
Current assets of discontinued operations	220	-
Total current assets	348,433	310,440
Property and equipment, net	26,300	24,615
Goodwill	1,061,796	1,081,546
Trade names	202,100	202,100
Identified intangibles, net	403,139	369,416
Other long-term assets	46,758	47,306
Total assets	$2,088,526	$2,035,423

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt and revolving credit facility	$-	$25,000
Accounts payable and accrued expenses	124,625	114,256
Accrued payroll and employee benefits	114,486	94,967
Billings in excess of revenue recognized	8,571	8,019
Total current liabilities	247,682	242,242
Long-term debt	1,127,521	1,103,122
Deferred income taxes	212,654	200,224
Other long-term liabilities	24,821	25,850
Total liabilities	1,612,678	1,571,438
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and
oustanding as of June 30, 2012 and December 31, 2012	-	-
Additional paid-in capital	516,819	518,788
Accumulated other comprehensive loss, net of tax	(12,027)	(12,925)
Accumulated deficit	(28,944)	(41,878)
Total stockholder's equity	475,848	463,985
Total liabilities and stockholder's equity	$2,088,526	$2,035,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Successor		Predecessor	Successor
	Three months	Three months	July 1, 2011	July 21, 2011	Six months
	ended	ended	through	through	ended
	December 31,	December 31,	July 20, 2011	December 31,	December 31,
	2011	2012		2011	2012
Revenue	$425,940	$376,699	$99,308	$755,764	$766,548
Operating costs and expenses:
Cost of services	328,782	285,421	78,550	576,247	582,402
Selling, general and administrative	51,632	50,194	13,721	96,589	103,527
Depreciation and amortization of property and equipment	3,820	3,171	837	6,751	6,370
Amortization of intangible assets	24,404	21,577	442	43,154	43,723
Transaction costs	170	-	68,069	228	-
Total operating costs and expenses	408,808	360,363	161,619	722,969	736,022
Operating income (loss)	17,132	16,336	(62,311)	32,795	30,526
Interest expense	(27,230)	(25,241)	(19)	(48,947)	(50,722)
Interest income	18	9	13	59	21
Loss from continuing operations before income taxes	(10,080)	(8,896)	(62,317)	(16,093)	(20,175)
Benefit from income taxes	(3,680)	(3,345)	(18,462)	(5,678)	(7,241)
Loss from continuing operations	(6,400)	(5,551)	(43,855)	(10,415)	(12,934)
Loss from discontinued operations, net of tax	(2,853)	-	(1,126)	(4,425)	-
Net loss	$(9,253)	$(5,551)	$(44,981)	$(14,840)	$(12,934)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Successor		Predecessor	Successor
	Three months	Three months		July 21, 2011	Six months
	ended	ended	July 1, 2011	through	ended
	December 31,	December 31,	through	December 31,	December 31,
	2011	2012	July 20, 2011	2011	2012
Net loss	$(9,253)	$(5,551)	$(44,981)	$(14,840)	$(12,934)
Unrealized gain (loss) on foreign currency translation	461	-	(380)	954	-
Realized gain on cumulative foreign currency translation	(958)	-	-	(958)	-
Unrealized (loss) gain on interest rate swaps, net of tax	(1,172)	202	-	(8,386)	(898)
Comprehensive loss	$(10,922)	$(5,349)	$(45,361)	$(23,230)	$(13,832)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Predecessor	Successor
		July 21, 2011	Six months
	July 1, 2011	through	ended
	through	December 31,	December 31,
	July 20, 2011	2011	2012
Cash flows from operating activities:
Net loss	$(44,981)	$(14,840)	$(12,934)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	940	7,620	7,038
Amortization of intangible assets	442	43,154	43,723
Stock-based compensation	20,820	-	2,034
Deferred income taxes	(18,832)	(21,255)	(7,963)
Amortization of original issue discount and debt issuance costs	-	3,321	3,658
Loss realized from forward exchange contracts	-	94	-
Other noncash items	-	3,458	-
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	(294)	975	41,987
Prepaid expenses and other	23,728	5,347	(1,391)
Accounts payable and accrued expenses	50,670	(28,342)	(12,002)
Accrued payroll and employee benefits	14,814	(24,801)	(20,899)
Billings in excess of revenue recognized	(1,220)	(737)	(552)
Other	(2,951)	8,946	(2,708)
Net cash provided by (used in) operating activities	43,136	(17,060)	39,991

Cash flows from investing activities:
Capital expenditures	(1,876)	(7,283)	(5,824)
Acquisition by Providence	-	(1,738,789)	-
Acquisition of MorganFranklin Corporation's National Security Solutions division	-	-	(34,198)
Proceeds from the sale of Era businesses	-	13,322	-
Payments for forward exchange contracts	-	(94)	-
Net cash used in investing activities	(1,876)	(1,732,844)	(40,022)

Cash flows from financing activities:
Proceeds from the exercise of options	165	-	-
Proceeds from employee stock purchase plan	404	-	-
Excess tax benefits of stock option exercises	-	14,337	-
Purchase of treasury stock	(64)	-	-
Proceeds from borrowings for the Transaction	-	1,266,250	-
Investment by Providence	-	394,000	-
Payment of debt issuance costs	-	(49,985)	-
Repayments of Term Loan B Facility	-	(30,000)	(20,000)
Borrowings under revolving credit facility	-	30,000	50,000
Repayments under revolving credit facility	-	(30,000)	(30,000)
Partial payment on note due to Parent	-	(12,000)	-
Net cash provided by financing activities	505	1,582,602	-

Effect of exchange rate changes on cash and cash equivalents	22	(191)	-

Net increase (decrease) in cash and cash equivalents	41,787	(167,493)	(31)
Cash and cash equivalents, beginning of period	171,758	213,545	3,647
Cash and cash equivalents, end of period	$213,545	$46,052	$3,616

Supplementary Cash Flow Information
Cash paid for interest	19	12,426	47,175
(Refunds received) cash paid for income taxes	(23,067)	(3,567)	268
Non-cash equity rollover investment	-	121,012	-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2012 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2012.

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

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. These contracts represented approximately 98% of the Company’s revenue for all periods presented. The Company considers individual agencies that may fall under a larger department as separate customers. Revenue from a contract with the Federal Deposit Insurance Company, or FDIC, accounted for approximately 12% and 11% of the Company’s revenue for the three and the six months ended December 31, 2011, respectively and less than 10% in the three and six months ended December 31, 2012. No other customer accounted for 10% or more of the Company’s revenue for any of the periods presented.

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

The Company’s financial instruments include cash, trade and note receivables, equity investments, vendor payables and debt, as well as derivative financial instruments to manage risk related to its debt. As of June 30, 2012 and December 31, 2012, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. See Note 7 for a discussion of the fair value of the Company’s debt. See Note 8 for a discussion of the fair value of the Company’s derivative financial instruments.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended December 31, 2012 and through the filing date, did not or are not believed by management to have a material impact on the Company’s current or historical condensed consolidated financial statements.

2. Acquisition:

MorganFranklin Corporation’s National Security Solutions division

On December 16, 2012, the Company completed an asset purchase of MorganFranklin Corporation’s National Security Solutions division, or NSS, for approximately $34.2 million. The acquisition was financed with borrowings under the Company’s revolving credit facility and cash on hand. The purchase price is subject to adjustment based on a determination of the final net working capital as of the acquisition date. NSS specializes in providing high-end command, control, communications, computer, intelligence, surveillance and reconnaissance, or C4ISR, intelligence analysis and cyber security services and solutions.

The preliminary purchase price allocation resulted in goodwill of $19.8 million and identified intangible assets of $10.0 million. The goodwill and identified intangible assets are deductible for income tax purposes. The identified intangible assets consist of customer relationships which will be amortized over estimated useful lives of 10 years. The purchase price allocation is preliminary and subject to adjustment within the measurement period, which ends no later than one year from the date of the acquisition. The Company expects to complete the purchase price allocation upon resolution of the post-closing working capital adjustment and finalization of the valuation of acquired assets and liabilities.

3. Discontinued Operations:

The Company’s discontinued operations in fiscal 2012 consisted of Era Systems LLC, or Era, and Global Clinical Development, or GCD. The Company has not reported any discontinued operations in fiscal 2013.

Era Systems LLC (formerly Era Systems Corporation)

On November 21, 2011, the Company sold the foreign air traffic management and military and security component of its Era business for approximately $13.3 million in cash. The Company incurred $2.8 million of costs to dispose of the business, including severance. As the carrying value of Era was adjusted to the fair value less costs to sell in Transaction purchase accounting, the transaction did not result in any gain or loss on sale for financial reporting purposes. The Company agreed to certain customary indemnification obligations subject to limitations. The general indemnification period expired in November 2012; however, fraud and tax indemnifications last longer.

The results of operations for the Era business are included in discontinued operations.  For the three months ended December 31, 2011, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through December 31, 2011, Era contributed net losses of $2.8 million, $1.3 million and $4.4 million, respectively. As of June 30, 2012, less than $0.1 million of net assets remained related to Era. As of December 31, 2012, no net assets remained related to Era.

Global Clinical Development

On September 30, 2011, the Company sold its contract research organization, GCD. This transaction did not result in any gain or loss on sale for financial reporting purposes as the carrying value of GCD was adjusted to the fair value less costs to sell in the Transaction purchase price allocation. The general indemnification period expired in September 2012; however, fraud and tax indemnifications last longer.

The results of operations for the GCD business are included in discontinued operations. For the three months ended December 31, 2011, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through December 31, 2011, GCD contributed a net loss of $0.1 million, net income of $0.2 million and a net loss of less than $0.1 million, respectively. As of June 30, 2012, approximately $0.2 million of net assets remained related to GCD. As of December 31, 2012, no net assets remained related to GCD.

4. Stock-Based Compensation:

Successor

The Sterling Holdco Board of Directors adopted a stock incentive plan in February 2012, amended in December 2012, or the 2012 Plan, that authorizes the issuance of up to 61,262 shares of common stock of Sterling Holdco in the form of options. Under the 2012 Plan, key employees, non-employee directors and consultants of the Company may be granted a combination of service and performance options. The performance options are considered market-based for accounting purposes. The Company utilizes the Black-Scholes-Merton model to value the service options and the binomial lattice model to value the performance options.

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

Stock Option & Restricted Stock Activity

As of December 31, 2012, a total of 28,402 service options were outstanding, and 5,373 had vested and were exercisable. During the six months ended December 31, 2012, 2,771 service options were granted and 829 were forfeited. The weighted-average exercise price is $1,000 and the weighted-average fair value per service option granted, calculated based on the Black-Scholes-Merton model, was $340.93.

As of December 31, 2012, a total of 30,995 performance options were outstanding. No performance options vested or were exercisable at December 31, 2012, as they cannot be exercised until a change in control. During the six months ended December 31, 2012, 4,971 performance options were granted and 1,036 were forfeited. The weighted-average exercise price is $1,000 and the weighted-average fair value per performance option granted, calculated based on the binomial lattice model, was $187.58.

There were no restricted stock grants or forfeitures during the six months ended December 31, 2012. As of December 31, 2012, 1,000 shares of restricted stock were granted and 200 shares vested with a weighted-average grant-date fair value of $1,000.

The Company recognized stock-based compensation expense related to the stock options and restricted stock of $0.8 million and $2.0 million for the three and six months ended December 31, 2012, respectively. The tax benefit recognized for stock-based compensation cost was $0.3 million and $0.8 million for the same periods. The total amount of unrecognized compensation expense related to unvested stock-based compensation arrangements was $10.2 million as of December 31, 2012 and is expected to be amortized over 4.75 years. The compensation expense will be recognized on a straight-line basis over the requisite service period.

Predecessor

The Predecessor maintained the SRA International, Inc. 2010 Incentive Plan, which provided for awards of cash, stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. Historically, the Company recognized the fair value of all stock-based awards granted to employees and directors in exchange for services as compensation expense on a straight- line basis over the requisite service period which was typically four years. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes-Merton option pricing model. The Company recorded $0.6 million of stock-based compensation expense in the period from July 1, 2011 through July 20, 2011. In addition, in the period from July 1, 2011 through July 20, 2011, the Company recorded a charge for stock compensation of approximately $20.2 million as a result of the acceleration of vesting of all options and restricted stock in connection with the Transaction. The Company terminated the 2010 Incentive Plan in connection with the Transaction.

5. Accounts Receivable:

Accounts receivable, net as of June 30, 2012 and December 31, 2012 consisted of the following (in thousands):

	June 30,	December 31,
	2012	2012
Billed and billable, net of allowance of $532 and $807 as of June 30, 2012 and
December 31, 2012, respectively	$290,620	$254,278
Unbilled:
Retainages	3,391	3,205
Revenue recorded in excess of milestone billings on fixed-price contracts	14,518	17,751
Revenue recorded in excess of contractual authorization, billable upon
receipt of contractual documents	6,174	3,613
Allowance for unbillable amounts	(5,269)	(4,987)
Total unbilled	18,814	19,582
Accounts receivable, net	$309,434	$273,860

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

Billings in excess of revenue totaled $8.6 million and $8.0 million at June 30, 2012 and December 31, 2012, respectively. Billings in excess of the revenue recognized are included in current liabilities in the condensed consolidated balance sheet.

6. Composition of Certain Financial Statement Captions:

Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30,	December 31,
	2012	2012
Prepaid expenses and other
Taxes and taxes receivable	$2,029	$1,644
Maintenance and software	2,882	2,427
Rent	89	2,896
Other	6,249	5,679
Total prepaid expenses and other	$11,249	$12,646

Property and equipment
Leasehold improvements	$16,694	$18,285
Furniture, equipment and software	25,075	28,446
Total property and equipment	41,769	46,731
Less: Accumulated depreciation and amortization	(15,469)	(22,116)
Total property and equipment, net	$26,300	$24,615

Identified intangibles
Intangible assets	$494,690	$504,690
Less: Accumulated amortization	(91,551)	(135,274)
Total identified intangibles, net	$403,139	$369,416

Other long-term assets
Debt issuance costs, net	$44,108	$41,051
Other	2,650	6,255
Total other long-term assets	$46,758	$47,306

	June 30,	December 31,
	2012	2012
Accounts payable and accrued expenses
Vendor obligations	$101,880	$90,609
Accrued interest	10,843	10,690
Interest rate derivative liability	1,516	3,022
Facility exit charge	2,737	2,585
Other	7,649	7,350
Total accounts payable and accrued expenses	$124,625	$114,256

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$39,983	$30,720
Accrued leave	62,323	57,216
Other	12,180	7,031
Total accrued payroll and employee benefits	$114,486	$94,967

Other long-term liabilities
Interest rate derivative liability	$18,274	$18,245
Deferred rent	4,737	6,268
Facility exit charge	1,242	765
Other	568	572
Total other long-term liabilities	$24,821	$25,850

7. Debt:

On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.

At June 30, 2012 and December 31, 2012, debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2012
Secured Term Loan B Facility	$735,000	$715,000
Less: Unamortized Discount	(7,479)	(6,878)
Secured Term Loan B Facility, net	727,521	708,122
Senior Notes due 2019 at 11%	400,000	400,000
Revolver	-	20,000
Total debt	1,127,521	1,128,122
Current portion of long-term debt	-	(25,000)
Long-term debt	$1,127,521	$1,103,122

As of December 31, 2012, the fair value of the Company’s debt approximated carrying value.

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

The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. Under the credit agreement, the Company was required to maintain a NSSLR of less than or equal to 6.0x as of December 31, 2012. The NSSLR requirement decreases over time to 4.5x as of June 30, 2016. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.6x as of June 30, 2012 and December 31, 2012. As of December 31, 2012, the Company was in compliance with all of its covenants.

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

In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt.  The Company is required to make annual payments equal to 75% of ECF, with a reduction to 50% based upon achievement of a net senior secured leverage ratio of less than 3.5x, 25% if less than 2.75x and zero if less than 2.0x. Any required ECF payments are due on October 15 each year. The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the Company’s required quarterly principal payments for the term of the loan and satisfied the Company’s required ECF principal payments for fiscal 2012. The Company has repaid $20.0 million of its Term Loan B Facility in fiscal 2013. These payments partially satisfy the fiscal 2013 ECF requirement, which is estimated at $25.0 million. The remaining $5.0 million, which is due October 15, 2013, is included in current liabilities on the condensed consolidated balance sheet.

The Company had no outstanding letters of credit or borrowings under its Revolver as of June 30, 2012. As of December 31, 2012, the Company had no outstanding letters of credit under its Revolver and $20.0 million in borrowings outstanding under its Revolver, which are included in current liabilities on the condensed consolidated balance sheet.

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven year term of the loan. During the three months ended December 31, 2011 and for the period from July 21, 2011 through December 31, 2011, $0.3 million and $0.5 million, respectively, of the original issue discount, were amortized and reflected in interest expense in the condensed consolidated statements of operations. During the three and six months ended December 31, 2012, $0.3 million and $0.6 million, respectively, of the original issue discount were amortized and reflected in interest expense in the condensed consolidated statements of operations.

Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the three months ended December 31, 2011 and December 31, 2012, $1.6 million and $1.5 million, respectively, of debt issuance costs were amortized and reflected in interest expense in the condensed consolidated statements of operations. During the period from July 21, 2011 through December 31, 2011 and the six months ended December 31, 2012, $2.8 million and $3.1 million, respectively, of debt issuance costs were amortized and reflected in interest expense in the condensed consolidated statements of operations. Due to the repayments in the first quarter, the Company accelerated a proportional amount of the amortization of the debt issuance costs and original issue discount totaling $0.1 million for the six months ended December 31, 2012.

For the three and six months ended December 31, 2012, interest accrued at an average rate of 6.5% for the senior secured credit facilities. Interest payments of $12.2 million and $24.3 million were made in the three and six months ended December 31, 2012, respectively, including $0.2 million and $0.3 million, of commitment fees for the same periods.

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

As of June 30, 2012 and December 31, 2012, interest accrued at an average rate of 11.0% for the Senior Notes. The Company paid $22.0 million of interest related to the Senior Notes in the six months ended December 31, 2012.

8. Derivative Instruments and Hedging Activities:

Hedge of Interest Rate Risk

Risk Management Objective of Using Derivatives

The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. During the Successor periods, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2012 and December 31, 2012, the Company had outstanding interest rate derivatives with an initial combined notional value of $725.0 million and $650.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $3.0 million will be reclassified from AOCI into interest expense.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $19.8 million and $21.3 million as of June 30, 2012 and December 31, 2012, respectively. The current portion is included in accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The Company’s unrealized (losses) gains in AOCI on the effective portion of the interest rate derivatives for the periods presented were as follows (in thousands):

	Successor		Predecessor	Successor
	Three Months	Three Months	July 1, 2011	July 21, 2011	Six Months
	ended	ended	through	through	ended
	December 31,	December 31,	July 20, 2011	December 31,	December 31,
	2011	2012		2011	2012
Pre-tax unrealized (loss) gain on interest rate swaps	$(1,928)	$332	$-	$(13,798)	$(1,478)
(Benefit from) provision for income taxes	(756)	130	-	(5,412)	(580)
Unrealized (loss) gain on interest rate swaps, net of tax	$(1,172)	$202	$-	$(8,386)	$(898)

The Company reclassified less than $0.1 million and $0.4 million of the interest rate derivatives from AOCI into interest expense in the condensed consolidated statements of operations for the three months ended December 31, 2011 and December 31, 2012, respectively and $0.1 million and $0.8 million for the period from July 21, 2011 through December 31, 2011, and the six months ended December 31, 2012, respectively.

Credit Risk-Related Contingent Features

The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2012 and December 31, 2012, the fair value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $23.3 million and $25.0 million, respectively. If the Company had breached any of the provisions of the agreements at December 31, 2012, it could have been required to settle its obligations under the agreements at an estimated termination value equal to the fair value of $25.0 million. As of December 31, 2012, the Company had not breached any of the provisions or posted any collateral related to these agreements.

Hedge of Foreign Currency Exchange Rate Risk

Risk Management Objective of Using Derivatives

Historically, the Company utilized forward contracts to offset the impact of changes in foreign currency exchange rates on certain short-term intercompany balances as well as Euro denominated trade receivables of the Company’s discontinued subsidiary, Era, whose functional currency was the Czech Koruna. The Company did not designate any of these derivative instruments as an accounting hedge and, accordingly, all gains and losses were recognized in losses from discontinued operations immediately. The Company no longer utilizes forward contracts to offset the foreign currency exchange rate risk as the Company’s foreign operations, Era and GCD, have been sold.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The gains and losses related to these foreign currency transactions, derivative instruments and foreign currency translation as a result of the sale of Era are included in the loss from discontinued operations in the condensed consolidated statement of operations for the fiscal 2012 periods presented. The Company recognized foreign currency transaction gains of $0.4 million in the period from July 1, 2011 through July 20, 2011 and foreign currency transaction losses of $1.8 million in the period from July 21, 2011 through December 31, 2011. During the period from July 21, 2011 through December 31, 2011, the Company realized a $1.0 million gain on cumulative foreign currency translation as a result of the sale of Era. The Company also recognized net losses on forward exchange contracts of $0.1 million in the period from July 21, 2011 through December 31, 2011.

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

On April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)) purportedly on behalf of itself and other stockholders of the Company against the Company, the Board of Directors, Providence, Sterling Holdco Inc., or Sterling Holdco, Sterling Merger Inc., a Delaware corporation, or Merger Sub, and Sterling Parent Inc., a Delaware corporation, or Parent. On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011, both of which also named the PEP Funds. The second amended complaint alleges, among other things, (1) that the Board breached its fiduciary duties by, among other things, failing to take steps to maximize the value of the merger consideration to its public stockholders and conveying substantial payments to existing officers of the Company, Providence, Sterling Holdco, Parent and Merger Sub at the unfair expense of the public stockholders and by failing to make certain disclosures, (2) that Dr. Ernst Volgenau breached his duty of loyalty and entire fairness in planning, structuring, and timing the merger to benefit himself as well as Providence, Sterling Holdco, Parent and Merger Sub, and that Dr. Stanton Sloane breached his duty of loyalty and entire fairness by using his position as chief executive officer to encourage and facilitate the buyout, (3) that Providence, the PEP Funds, Sterling Holdco, Parent and Merger Sub aided and abetted these purported breaches of fiduciary duties, and (4) that Dr. Volgenau’s rolling over of a portion of his shares for equity in the new Company violated the Company’s charter. The second amended complaint seeks to rescind the Transaction or recover money damages on behalf of the Company’s stockholders caused by the alleged breaches of fiduciary duties. On December 23, 2011, defendants answered the second amended complaint, and discovery is underway. Pending before the court are: (1) the Company’s motion for judgment on the pleadings with respect to SEPTA’s claim that Dr. Volgenau’s rollover violated the Company’s charter; and (2) defendants three separate motions for summary judgment filed on December 21, 2012. Plaintiff’s answer to the Company’s motion for summary judgment was filed on January 29, 2013.

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

In fiscal 2013, the Company initiated activities to consolidate and exit additional underutilized leased facilities. The Company recognized a facility exit charge of $1.3 million during the six months ended December 31, 2012, which was included in selling, general and administrative expenses on the condensed consolidated statement of operations.

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

Balance as of June 30, 2012	$3,978
Facility exit costs accrued	1,281
Cash payments	(1,934)
Non-cash settlement	25
Balance as of December 31, 2012	3,350
Current portion of facility exit charge liability	(2,585)
Long-term facility exit charge liability	$765

11. Related Party Transactions:

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $0.5 million and $0.9 million in management fees and expenses for the three month period ended December 31, 2011 and December 31, 2012, respectively, and $0.8 million and $1.4 million for the period from July 21, 2011 through December 31, 2011 and the six months ended December 31, 2012, respectively.

As of June 30, 2012, a Providence affiliate owned $11.7 million of the Company’s Term Loan B Facility. As of December 31, 2012, the Providence affiliate had sold all of its interest in the Company’s Term Loan B Facility. Interest payments of approximately $0.2 million and $0.4 million were made for this portion of the Term Loan B Facility during the three and six months ended December 31, 2012, respectively.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three month period ended December 31, 2011 and December 31, 2012 were $2.6 million and $1.5 million, respectively and were $4.3 million and $3.2 million for the period from July 21, 2011 through December 31, 2011 and the six months ended December 31, 2012, respectively.

As of June 30, 2012, there were no amounts due from related parties and $0.9 million due to related parties was included in the accompanying condensed consolidated balance sheet. As of December 31, 2012, there were no amounts due from related parties and $0.1 million due to related parties included in the accompanying condensed consolidated balance sheet.

12. Subsequent Events:

On January 17, 2013, the Company repaid the $20.0 million outstanding on its Revolver.

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

Readers who are not familiar with our company or the financial statements of federal government information technology, or IT, service providers should closely review the "Description of Critical Accounting Estimates," and the "Description of Statement of Operations Items," sections included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2012. These sections provide background information that can help readers understand and analyze our financial information.

Overview

We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex problems for our clients by providing IT services, systems and solutions that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include systems design, development and integration; cyber security and information assurance; outsourcing and managed services and strategic consulting. We currently serve more than 250 federal government organizations, across national security, civil government and health markets, many of which we have served for over 20 years. Together, these organizations represent approximately 98% of our revenue for all periods presented. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement, including the pro forma impact of the MorganFranklin Corporation’s National Security Solutions division, or NSS, acquisition and cost savings actions) were $376.7 million and $48.7 million, respectively, for the three months ended December 31, 2012, and $766.5 million and $95.1 million, respectively, for the six months ended December 31, 2012. For a reconciliation of Adjusted EBITDA to income from continuing operations, see the section entitled “Items Affecting the Comparability of our Operating Results.”

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

Presentation

The accompanying condensed consolidated statements of operations and cash flows are presented for the Predecessor and the Successor, which relate to the period from July 1, 2011 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period from July 21, 2011 to December 31, 2011 and all periods succeeding July 21, 2011 (succeeding the Transaction), respectively.

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on August 17, 2012 and in our quarterly report on Form 10-Q filed with the SEC on November 7, 2012, as well as any cautionary language in Part II. Item 1A. in this quarterly report on Form 10-Q, provide some, but not all possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for approximately 98% of our revenue;

•	failure of our customer to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts;

•	failure of congressional leaders to agree upon further budget reductions as required by the debt ceiling compromise triggering automatic across-the-board cuts to civil and defense programs beginning in 2013;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	failure to comply with complex laws and regulations, including but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards;

•	possible delays or overturning of our government contract awards due to bid protests, loss of contract revenue or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•	security threats, attacks or other disruptions on our information infrastructure, and failure to comply with complex network security and data privacy legal and contractual obligations or to protect sensitive information;

•	inability or failure to adequately protect our proprietary information or intellectual property rights or violation of third party intellectual rights;

•	potential for significant economic or personal liabilities resulting from failures, errors, delays or defects associated with products, services and systems we supply;

•	adverse changes in federal government practices;

•	pricing pressure on new work, including in certain cases attempts to hold contractors to billing rates in effect for government fiscal year 2010, reduced profitability or loss of market share due to intense competition and commoditization of services we offer;

•	adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our purchasing, property, estimating, cost accounting, labor, billing, compensation, management information systems or contractor internal control systems are deficient;

•	difficulties accurately estimating contract costs and contract performance requirements;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•	failure to manage acquisitions or divestitures successfully, including identifying, evaluating, and valuing acquisition targets, integrating acquired companies, losses associated with divestitures, and the inability to effect divestitures at attractive prices and on a desired timeline;

•	possible future losses that exceed our insurance coverage;

•	pending litigation and any resulting expenses, payments or sanctions, including but not limited to penalties, compensatory damages or suspension or debarment from future government contracting; and

•	the effect of our acquisition by entities affiliated with Providence on our business relationships, operating results and business generally.

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

Non-GAAP Financial Measures

We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor period in the six months ended December 31, 2011 to the results of operations for the six months ended December 31, 2012. Although the combination of the Predecessor income statement for the period from July 1, 2011 to July 20, 2011 with the Successor income statement for the period from July 21, 2011 to December 31, 2011 does not comply with generally accepted accounting principles, or GAAP, we believe that it provides a meaningful method of comparison. We have also prepared our discussion of all operating metrics based on the combination of Successor and Predecessor results in the six months ended December 31, 2011 compared to the Successor results in the six months ended December 31, 2012. We believe this combination of results for the Predecessor entity and Successor entity periods facilitates an investor’s understanding of our results of operations and changes in our results of operations by making the two periods more comparable. This combination should not be used in isolation or substituted for the separate Predecessor entity and Successor entity results, nor do the combined results reflect our Predecessor results on a comparative or pro forma basis.

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

Business Environment and Outlook

The U.S. federal government is currently operating under a continuing resolution which extends until March 27, 2013. During a continuing resolution, funding on existing contracts is generally limited to prior government fiscal year levels and new initiatives are not funded until an appropriations bill or its equivalent is enacted. The current pressured U.S. federal government spending environment and the threat of sequestration has constrained our fiscal 2013 financial performance. We expect this constrained federal spending environment to continue for the foreseeable future.

The Budget Control Act of 2011, or the Act, committed the U.S. federal government to significantly reduce the federal deficit over ten years. The Act established caps on discretionary spending through 2021 and it also contained a sequester mechanism that imposes automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period beginning in 2013, if Congress cannot identify a means to reduce the deficit. The sequester was to become effective January 2, 2013, but Congress delayed its activation until March 1, 2013 to give lawmakers more time to come up with a long-term budget plan. As of February 13, 2013, Congress had not presented a long-term plan. The uncertainty with respect to these future automatic spending cuts is causing some clients to delay contract starts and awards as well as implement measures to preserve funds ahead of the sequester deadline. We have also seen an increase in bid protests causing further delay of contract award and execution until the protest is resolved. If the sequester occurs, many of our federal government clients will have their budgets reduced in March 2013, significantly impacting the government contracting industry in general, as well as the services and solutions we provide to the U.S. federal government. We are unable to predict the impact of the sequester on our financial performance, as it isn’t clear if or how it will be implemented. Despite the uncertainties affecting the government contracting industry, we expect the federal government to make continued investments in areas such as cyber security, operating efficiency, C4ISR, and health care system modernization, and to continue supporting the intelligence community as well as special forces capabilities and believe that we are positioned to gain market share and achieve long-term growth.

To maintain a competitive cost position and protect profitability in this challenging market environment, we continue to aggressively manage our indirect costs. As part of this ongoing effort, we have reduced our indirect labor force, exited underutilized space in some of our leased facilities, and reduced discretionary spending. We have reinvested some of the indirect cost savings from these actions in growth activities.

In October we were informed that our re-compete for the Federal Deposit Insurance Corporation, or FDIC, contract was unsuccessful and shortly thereafter we protested the award to a competitor. In December we were informed that the government will solicit new proposals and will make a new award decision. The contract is funded at least through the end of our fiscal 2013. Revenue from the FDIC contract accounted for approximately 9% and 7% of our revenue in fiscal 2012 and for the six months ended December 31, 2012, respectively.

Discontinued Operations

During fiscal 2011, we made the decision to divest our Era Systems, or Era, and Global Clinical Development, or GCD, businesses. We sold the airport operations solutions, or AOS, component of Era in the second quarter of fiscal 2011 and Era’s foreign air traffic management and military and security component in the second quarter of fiscal 2012. We also sold the GCD business in the first quarter of fiscal 2012. In connection with the sale transactions, we agreed to certain customary indemnification obligations. The general indemnification periods have expired, however, fraud and tax indemnifications last longer.

The Era and GCD businesses are presented as discontinued operations. All financial data contained herein are from continuing operations unless otherwise specified.

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Contract Backlog

Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. We received approximately $277.7 million and $1,184.6 million of total contract awards during the three and six months ended December 31, 2012, respectively. Our net orders (contract awards less downward adjustments) were $213.9 million and $994.4 million during the three and six months ended December 31, 2012, respectively. Contract awards or bookings generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Included within our contract award totals for the three and six months ended December 31, 2012 were upward contract adjustments of $182.6 million and $312.6 million, respectively, as a result of ceiling increases under existing contracts and increases in scope. During the same periods, there were also downward contract adjustments of $63.8 million and $190.2 million, respectively, related to customer de-obligations or contract backlog that was not realized on contracts that have ended. “De-obligation” refers to the removal from backlog of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the total contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

A key measure of our business growth is the ratio of gross contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using gross contract orders, was 0.7:1, 1.5:1 and 1.1:1 in the three, six and the twelve months ended December 31, 2012, respectively.  In addition to the effect of operating in a highly competitive environment, our book-to-bill ratio continues to be negatively impacted by ongoing industry-wide delays in issuing requests for proposals and procurement award decisions. The volume of our proposals awaiting decision remains high.

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

	June 30,	December 31,
(in millions)	2012	2012
Backlog
Funded	$776.9	$907.3
Unfunded	2,818.2	2,980.2
Total Backlog	$3,595.1	$3,887.5

Our total backlog of $3.9 billion as of December 31, 2012 includes approximately $64.5 million of contract backlog acquired with the acquisition of NSS. Our backlog includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2017. Congress often appropriates funds for our clients on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. The U.S. government may cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.

As of December 31, 2012, we expected to recognize approximately 24% of our backlog as revenue within the next twelve months.

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

Each of these contract types has unique characteristics. From time to time, contracts may be issued that are a combination or hybrid of contract types. Cost-plus-fee contracts generally subject us to lower risk. They also can include award fees or incentive fees under which the customer may make additional payments based on our performance. However, not all costs are reimbursed under these types of contracts, and the government carefully reviews the costs we charge. In addition, negotiated base fees are generally lower than projected profits on fixed-price or time-and-materials contracts, consistent with our lower risk. Under time-and-materials contracts, including our fixed-price-level-of effort contracts, we are also generally subject to lower risk; however, our profit may vary if actual labor hour costs vary significantly from the negotiated rates. Fixed-price contracts typically involve the highest risk and, as a result, typically have higher fee levels. However, fixed-price contracts require that we absorb cost overruns, should they occur.

The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2012
Cost-plus-fee	34%	32%
Time-and-materials	35%	34%
Fixed-price (a)	31%	34%

	Combined	Successor
	Six Months Ended	Six Months Ended
	December 31, 2011	December 31, 2012
Cost-plus-fee	34%	31%
Time-and-materials	35%	36%
Fixed-price (a)	31%	33%

(a) Includes approximately 3% and 4% of the revenue earned on fixed-price-level-of-effort contracts in fiscal 2013 and fiscal 2012, respectively.

Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time or sick leave. As of December 31, 2012, we had approximately 6,000 employees, including approximately 170 employees acquired with NSS. Direct labor utilization was 79.9% and 79.8% for the three and six months ended December 31, 2012, respectively, compared to 79.8% and 79.3% in the same periods of the prior year. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 63 days as of December 31, 2012 compared to 56 days as of September 30, 2012 and 70 days as of December 31, 2011. The effect of the holidays on collections at the end of the second quarter had an adverse impact on our DSO.

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

Summary of Financial Results

	Successor
	Three months	Three months
	ended	ended
	December 31,	December 31,
	2011	2012
Revenue	$425,940	$376,699
Operating costs and expenses:
Cost of services	328,782	285,421
Selling, general and administrative	51,632	50,194
Depreciation and amortization of property and equipment	3,820	3,171
Amortization of intangible assets	24,404	21,577
Transaction costs	170	-
Total operating costs and expenses	408,808	360,363
Operating income	17,132	16,336
Interest expense	(27,230)	(25,241)
Interest income	18	9
Loss from continuing operations before income taxes	(10,080)	(8,896)
Benefit from income taxes	(3,680)	(3,345)
Loss from continuing operations	(6,400)	(5,551)
Loss from discontinued operations, net of tax	(2,853)	-
Net loss	$(9,253)	$(5,551)

	Predecessor	Successor	Combined	Successor
		Jul y 21, 2011	Six months	Six months
	July 1, 2011	through	ended	ended
	through	December 31,	December 31,	December 31,
	July 20, 2011	2011	2011	2012
Revenue	$99,308	$755,764	$855,072	$766,548
Operating costs and expenses:
Cost of services	78,550	576,247	654,797	582,402
Selling, general and administrative	13,721	96,589	110,310	103,527
Depreciation and amortization of property and equipment	837	6,751	7,588	6,370
Amortization of intangible assets	442	43,154	43,596	43,723
Transaction costs	68,069	228	68,297	-
Total operating costs and expenses	161,619	722,969	884,588	736,022
Operating (loss) income	(62,311)	32,795	(29,516)	30,526
Interest expense	(19)	(48,947)	(48,966)	(50,722)
Interest income	13	59	72	21
Loss from continuing operations before income taxes	(62,317)	(16,093)	(78,410)	(20,175)
Benefit from income taxes	(18,462)	(5,678)	(24,140)	(7,241)
Loss from continuing operations	(43,855)	(10,415)	(54,270)	(12,934)
Loss from discontinued operations, net of tax	(1,126)	(4,425)	(5,551)	-
Net loss	$(44,981)	$(14,840)	$(59,821)	$(12,934)

	Predecessor	Successor	Combined	Successor
		July 21, 2011	Six months	Six months
	July 1, 2011	through	ended	ended
	through	December 31,	December 31,	December 31,
	July 20, 2011	2011	2011	2012
Net cash provided by (used in) operating activities	$43,136	$(17,060)	$26,076	$39,991
Net cash used in investing activities	(1,876)	(1,732,844)	(1,734,720)	(40,022)
Net cash provided by financing activities	505	1,582,602	1,583,107	-
Effect of exchange rate changes on cash and cash equivalents	22	(191)	(169)	-
Net increase (decrease) in cash and cash equivalents	$41,787	$(167,493)	$(125,706)	$(31)

Items Affecting the Comparability of Our Operating Results

We define Adjusted EBITDA as GAAP income (loss) from continuing operations plus (i) provisions for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items, such as stock compensation expense, Transaction costs and other items that do not relate directly to our ongoing operations or which are non-cash in nature. Adjusted EBITDA, or Consolidated EBITDA as is defined in the credit agreement, as presented in the table below is used to determine our compliance with certain covenants contained in our credit agreement. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period to period changes in taxes and interest expense, among other things.

The following items affect the comparability of our income (loss) from continuing operations period-over-period, and therefore, have been adjusted in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans of the Predecessor and Successor. Stock compensation expense, excluding approximately $0.8 million in the twelve months ended December 31, 2011, is included in selling, general and administrative, or SG&A, expenses in the condensed consolidated statement of operations.

•	Severance charges incurred to reduce our indirect labor force. The gross charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Certain other non-recurring items including the following:

			Combined	Successor
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2011	2012	2011	2012
Signing and retention bonuses of certain executive officers	$1,843	$64	$3,786	$1,057
PEP management fees	438	438	783	876
Merger and acquisition costs	180	1,018	297	1,211
Other	378	529	416	796
Officer compensation and other, net	$2,839	$2,049	$5,282	$3,940

	Combined	Successor
	Twelve months	Twelve months
	ended	ended
	December 31,	December 31,
	2011	2012
Signing and retention bonuses of certain executive officers	$3,786	$4,967
PEP management fees	783	1,752
Merger and acquisition costs	479	1,319
Other	1,074	1,606
Officer compensation and other, net	$6,122	$9,644

•	Transaction costs for accelerated stock compensation expense, accounting, investment banking, legal, severance, and other services related to the Transaction.

•	The acquisition of NSS in December 2012. In calculating Adjusted EBITDA, we add the estimated EBITDA impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded. There was no EBITDA impact for the divestures of Era and GCD as they were reported in discontinued operations.

•	Cost savings adjustments representing the EBITDA impact of an indirect reduction in force implemented in fiscal 2011 and exiting underutilized space in certain of our leased facilities in fiscal 2012 and 2013. The cost savings adjustment in fiscal 2013 represents the estimated EBITDA impact of actions expected to be taken within the next 12 months to exit underutilized space. The resulting facility exit charge will be recorded at the time of exit. Cost savings is a defined EBITDA adjustment under our credit agreement for the amount of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period.

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

Adjusted EBITDA increased in the twelve months ended December 31, 2012 compared to same periods in the prior year due to the pro forma impact of the acquisition of NSS and cost savings actions. Excluding the pro forma impact of the acquisition and cost savings actions, Adjusted EBITDA decreased in the three, six and twelve months ended December 31, 2012 compared to the three, six and twelve months ended December 31, 2011 due primarily to a decline in direct labor services partially offset by reductions in SG&A expenses.

			Combined	Successor
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2011	2012	2011	2012
Loss from continuing operations	$(6,400)	$(5,551)	$(54,270)	$(12,934)
Benefit from income taxes	(3,680)	(3,345)	(24,140)	(7,241)
Interest expense, net	27,212	25,232	48,894	50,701
Depreciation and amortization of property and equipment	4,319	3,508	8,560	7,038
Amortization of intangible assets	24,404	21,577	43,596	43,723
Stock compensation	-	825	595	2,034
Severance	(135)	950	1,935	1,235
Facility exit charge	-	1,018	-	1,281
Officer compensation and other, net	2,839	2,049	5,282	3,940
Transaction costs	170	-	68,297	-
Subtotal - Adjusted EBITDA before certain items	48,729	46,263	98,749	89,777
EBITDA impact of acquisitions	-	2,025	-	4,344
EBITDA impact of cost savings	-	444	-	972
Adjusted EBITDA	$48,729	$48,732	$98,749	$95,093

	Combined	Successor
	Twelve months	Twelve months
	ended	ended
	December 31,	December 31,
	2011	2012
Loss from continuing operations	$(5,806)	$(26,570)
Provision for (benefit from) income taxes	3,250	(16,331)
Interest expense, net	49,291	103,444
Depreciation and amortization of property and equipment	17,208	15,287
Amortization of intangible assets	48,222	92,120
Stock compensation	5,956	3,841
Severance	1,935	4,159
Facility exit charge	-	5,698
Officer compensation and other, net	6,122	9,644
Transaction costs	76,156	471
Subtotal - Adjusted EBITDA before certain items	202,334	191,763
EBITDA impact of acquisitions	-	8,177
EBITDA impact of cost savings	-	3,117
Adjusted EBITDA	$202,334	$203,057

Results of Operations

Financial Highlights

Financial highlights or events during the three months ended December 31, 2012, include:

•	The acquisition of the MorganFranklin Corporation’s National Security Solutions division, or NSS, in December 2012 for approximately $34.2 million. NSS provides high-end command, control, communications, computer, intelligence, surveillance and reconnaissance, or C4ISR, intelligence analysis and cyber security services and solutions to national security agencies.

Revenue

Revenue decreased 11.6% to $376.7 million in the three months ended December 31, 2012 from $425.9 million in the three months ended December 31, 2011. Revenue in the six months ended December 31, 2012 decreased 10.4% to $766.5 million from $855.1 million in the combined six months ended December 31, 2011. The decline in revenue was due, in part, to lower materials and other reimbursable costs, which decreased approximately $29 million and $47 million in the three and six months ended December 31, 2012, with the remainder of the decrease due to a decline in labor services. The decline in labor services was primarily due to the competitive market environment, funding reductions on some of our existing programs, and the continued delay of contract awards.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Three months ended	Three months ended
	December 31, 2011	December 31, 2012	% Change
Cost of services	$328,782	$285,421	(13.2)%
Selling, general and administrative	51,632	50,194	(2.8)%
Depreciation and amortization of property and equipment	3,820	3,171	(17.0)%
Amortization of intangible assets	24,404	21,577	(11.6)%
Transaction costs	170	-	NMF

	(as a percentage of revenue)

Cost of services	77.2%	75.8%
Selling, general and administrative	12.1%	13.3%
Depreciation and amortization of property and equipment	0.9%	0.8%
Amortization of intangible assets	5.7%	5.7%
Transaction costs	0.0%	-

	Combined	Successor
	Six months ended	Six months ended
	December 31, 2011	December 31, 2012	% Change
Cost of services	$654,797	$582,402	(11.1)%
Selling, general and administrative	110,310	103,527	(6.1)%
Depreciation and amortization of property and equipment	7,588	6,370	(16.1)%
Amortization of intangible assets	43,596	43,723	0.3%
Transaction costs	68,297	-	NMF

	(as a percentage of revenue)

Cost of services	76.6%	76.0%
Selling, general and administrative	12.9%	13.5%
Depreciation and amortization of property and equipment	0.9%	0.8%
Amortization of intangible assets	5.1%	5.7%
Transaction costs	8.0%	-

NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Three months ended		Three months ended
	December 31, 2011	% of total	December 31, 2012	% of total
Direct labor and related overhead	$150,926	45.9%	$137,840	48.3%
Subcontractor labor	89,967	27.4%	88,713	31.1%
Materials and other reimbursable costs	87,889	26.7%	58,868	20.6%
Total cost of services	$328,782		$285,421

	Combined		Successor
	Six months ended		Six months ended
	December 31, 2011	% of total	December 31, 2012	% of total
Direct labor and related overhead	$309,536	47.2%	$287,850	49.4%
Subcontractor labor	188,398	28.8%	184,189	31.6%
Materials and other reimbursable costs	156,863	24.0%	110,363	19.0%
Total cost of services	$654,797		$582,402

Cost of services as a percentage of revenue varies from period to period depending on the mix of direct labor, subcontractor labor, and materials and other reimbursable costs. We seek to optimize our labor content in performance of our contracts since we typically generate greater gross margin from our labor services, particularly from services that our employees provide, compared with other reimbursable items.

Cost of services decreased as a percentage of revenue in the three and six months ended December 31, 2012 compared to the same periods of the prior year, as materials and other reimbursable costs decreased and direct labor and subcontractor labor costs increased as a percentage of total cost of services.

SG&A expenses decreased by $1.4 million and $6.8 million in the three and six months ended December 31, 2012, respectively, compared to the same periods in the prior year. Our SG&A expenses were impacted by stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section titled “Items Affecting the Comparability of Our Operating Results.” Excluding these items, SG&A expenses for the three months ended December 31, 2011 and 2012 were approximately $49.1 million and $44.9 million, respectively. Excluding these items, SG&A expenses for the six months ended December 31, 2011 and 2012 were approximately $102.1 million and $94.5 million, respectively. The decrease in SG&A expenses is primarily a result of continued actions taken to align our indirect costs with our volume of business and maintain a competitive cost position in this challenging market environment.

Depreciation and amortization of property and equipment did not materially change in the periods presented. The carrying value of our property, equipment and leasehold improvements did not change as a result of the Transaction.

Amortization of intangible assets decreased in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 as amortization is recorded on an accelerated basis based on the expected benefits of the assets.

Transaction costs of $0.2 million and $68.3 million in the three and combined six months ended December 31, 2011 consisted of accounting, investment banking, legal, acceleration of stock compensation and other costs incurred in connection with our acquisition by private equity investments funds sponsored by Providence.

Interest

			Combined	Successor
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2011	2012	2011	2012
Interest expense	$(27,230)	$(25,241)	$(48,966)	$(50,722)
Interest income	18	9	72	21
Interest, net	$(27,212)	$(25,232)	$(48,894)	$(50,701)

Interest expense was $2.0 million lower in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 due to lower outstanding debt as a result of the Term Loan B prepayments. Interest expense was $1.8 million higher in the six months ended December 31, 2012 compared to the combined six months ended December 31, 2011 due primarily to the timing of the Transaction. Interest expense for the three and six months ended December 31, 2012 includes amortization of original issue discount and debt issuance costs of $1.8 million and $3.7 million, respectively with $1.9 million and $3.3 million in the same periods of the prior year.

Income Taxes

The effective tax rate for the six months ended December 31, 2012 was a tax benefit of 35.9%, which is lower than the statutory income tax rate due to non-deductible permanent items. We expect an increase in our fiscal 2013 tax benefit due to the reinstatement of the federal research and development credit retroactive to January 1, 2012. The effective tax rate for the period from July 1, 2011 through July 20, 2011 was a tax benefit of 29.6% and was impacted by the non-deductible Transaction costs incurred in the period. The effective tax rate for the period from July 21, 2011 through December 31, 2011 was a tax benefit of 35.3% which was adversely impacted by the limits on deductible interest expense for state income tax purposes.

Liquidity and Capital Resources

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable. Our working capital (current assets of continuing operations minus current liabilities of continuing operations) as of December 31, 2012 was $68.2 million compared to $100.5 million as of June 30, 2012. As of December 31, 2012, our total unrestricted cash was $3.6 million and our total outstanding debt was $1.1 billion. Our working capital declined due to a decrease in accounts receivable due primarily to strong cash collections, partially offset by the timing of vendor payments.

	Combined	Successor
	Six months	Six months
	ended	ended
	December 31,	December 31,
	2011	2012
Net cash provided by operating activities	$26,076	$39,991
Net cash used in investing activities	(1,734,720)	(40,022)
Net cash provided by financing activities	1,583,107	-
Effect of exchange rate changes on cash and cash equivalents	(169)	-
Net decrease in cash and cash equivalents	$(125,706)	$(31)

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill the majority of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and the timing of vendor and tax payments.

Net cash provided by operating activities was $26.1 million in the combined six months ended December 31, 2011 compared to $40.0 million in the six months ended December 31, 2012. The increase in cash provided by operating activities in the six months ended December 31, 2012 was primarily due to improvements in collections. The six months ended December 31, 2011 included payment of Transaction costs partially offset by collection of a federal income tax refund.

Net cash used in investing activities in connection with the Transaction was $1.7 billion in the combined six months ended December 31, 2011. In the first half of fiscal 2013, we used $34.2 million to acquire NSS and $5.8 million for capital expenditures.

Net cash provided by financing activities was $1.6 billion in the combined six months ended December 31, 2011. The net cash provided by financing activities in the six months ended December 31, 2011 relates to the Transaction including $1.3 billion of debt incurred and $394.0 million of equity contributions by the PEP Funds. As of December 31, 2012 we had $20.0 million outstanding under our Revolver due to our acquisition of NSS, which was subsequently repaid in January 2013.

Indebtedness

Our Term Loan B Facility requires quarterly installment payments of approximately $2.2 million per quarter commencing on December 31, 2011. In addition, we are required to make annual payments equal to 75% of excess cash flow, or ECF, (as defined in the credit agreement), with a reduction to 50% based upon achievement of a net senior secured leverage ratio of less than 3.5x, 25% if less than 2.75x and zero if less than 2.0x. Any required ECF payments are due on October 15 each year. We repaid $140.0 million of our Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied our required ECF principal payments for fiscal 2012. We repaid $20.0 million of our Term Loan B Facility in fiscal 2013, which partially satisfies the fiscal 2013 estimated ECF requirement of $25.0 million. The remaining $5.0 million is due October 15, 2013 and is included in current liabilities on the condensed consolidated balance sheet.

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

As of December 31, 2012, we had no outstanding letters of credit under our Revolver and $20.0 million in borrowings outstanding under our Revolver, which were included in current liabilities on the condensed consolidated balance sheet. The $20.0 million of borrowings were subsequently repaid in January 2013.

We are required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The required ratio decreases over time from less than or equal to 6.0x as of December 31, 2012 to less than or equal to 4.5x as of June 30, 2016. As of December 31, 2012, our net senior secured leverage ratio was 3.6x. We were in compliance with all of our covenants as of December 31, 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, other than operating leases, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We no longer utilize forward contracts to offset foreign currency exchange rate risk as our foreign operations, Era and GCD, were sold in fiscal 2012. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 8 to our condensed consolidated financial statements as of and for the period ended December 31, 2012 included in this quarterly report on Form 10-Q.

Description of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on our historical experience and various other factors that are deemed reasonable at the time the estimates are made. We re-evaluate these estimates quarterly and test goodwill and trade names for impairment at least annually during the fourth quarter as of April 1. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, accounting for stock compensation expense and income taxes. If any of these estimates or judgments proves to be inaccurate, our results could be materially affected in the future.

For a full discussion of our critical accounting policies, refer to the "Description of Critical Accounting Estimates" section included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2012.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board during the period ended December 31, 2012 and through the filing date of our condensed consolidated financial statements did not and are not expected to have a material impact on our present or future condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in our Form 10-K filed with the Securities and Exchange Commission on August 17, 2012.

Interest Rate Risk

Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. As of December 31, 2012 we had fixed the interest rate on all but $65.0 million of our outstanding Term Loan B facility. Borrowings under our Term Loan B facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.31% at December 31, 2012. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $0.6 million based on the unhedged portion of our senior secured credit facilities outstanding as of December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and filed with the Securities and Exchange Commission on August 17, 2012 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and filed with the Securities and Exchange Commission on November 7, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 14th day of February, 2013.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
William L. Ballhaus President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

