Form 10-Q
period 2013-03-31
SRA INTERNATIONAL, INC.
filed 2013-05-09
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-180490

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

As of May 2, 2013, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2012 and March 31, 2013	2

	Condensed Consolidated Statements of Operations (Unaudited) – Three months ended March 31, 2012 and March 31, 2013, and for the period from July 1, 2011 through July 20, 2011 for the Predecessor and for the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013 for the Successor	3

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) – Three months ended March 31, 2012 and March 31, 2013, and for the period from July 1, 2011 through July 20, 2011 for the Predecessor and for the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013 for the Successor	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the period from July 1, 2011 through July 20, 2011 for the Predecessor and for the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013 for the Successor	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Overview	16

	Presentation	16

	Forward-Looking Statements	16

	Non-GAAP Financial Measures	18

	Business Environment and Outlook	18

	Discontinued Operations	19

	Key Metrics	19

	Seasonality	21

	Summary of Financial Results	22

	Items Affecting the Comparability of Our Operating Results	23

	Results of Operations	25

	Liquidity and Capital Resources	27

	Off-Balance Sheet Arrangements	28

	Description of Critical Accounting Policies and Estimates	28

	Recent Accounting Pronouncements	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30,	March 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,647	$41,827
Restricted cash	1,067	1,389
Accounts receivable, net	309,434	257,521
Prepaid expenses and other	11,249	16,205
Deferred income taxes	22,816	16,516
Current assets of discontinued operations	220	-
Total current assets	348,433	333,458
Property and equipment, net	26,300	22,933
Goodwill	1,061,796	1,082,090
Trade names	202,100	202,100
Identified intangibles, net	403,139	350,620
Other long-term assets	46,758	43,943
Total assets	$2,088,526	$2,035,144

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$124,625	$148,196
Accrued payroll and employee benefits	114,486	86,766
Billings in excess of revenue recognized	8,571	8,126
Total current liabilities	247,682	243,088
Long-term debt	1,127,521	1,108,371
Deferred income taxes	212,654	193,022
Other long-term liabilities	24,821	27,766
Total liabilities	1,612,678	1,572,247
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and
oustanding as of June 30, 2012 and March 31, 2013	-	-
Additional paid-in capital	516,819	519,219
Accumulated other comprehensive loss, net of tax	(12,027)	(13,250)
Accumulated deficit	(28,944)	(43,072)
Total stockholder's equity	475,848	462,897
Total liabilities and stockholder's equity	$2,088,526	$2,035,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Successor		Predecessor	Successor
	Three months ended March 31, 2012	Three months ended March 31, 2013	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012	Nine months ended March 31, 2013

Revenue	$397,194	$376,297	$99,308	$1,152,958	$1,142,845
Operating costs and expenses:
Cost of services	295,882	283,154	78,550	872,129	865,556
Selling, general and administrative	56,556	48,495	13,721	153,145	152,022
Depreciation and amortization of property and equipment	3,761	2,968	837	10,512	9,338
Amortization of intangible assets	24,199	22,204	442	67,353	65,927
Transaction costs	96	-	68,069	324	-
Total operating costs and expenses	380,494	356,821	161,619	1,103,463	1,092,843
Operating income (loss)	16,700	19,476	(62,311)	49,495	50,002
Interest expense	(26,835)	(24,900)	(19)	(75,782)	(75,622)
Interest income	35	13	13	94	34
Loss from continuing operations before income taxes	(10,100)	(5,411)	(62,317)	(26,193)	(25,586)
Benefit from income taxes	(3,772)	(4,217)	(18,462)	(9,450)	(11,458)
Loss from continuing operations	(6,328)	(1,194)	(43,855)	(16,743)	(14,128)
Loss from discontinued operations, net of tax	(302)	-	(1,126)	(4,727)	-
Net loss	$(6,630)	$(1,194)	$(44,981)	$(21,470)	$(14,128)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Successor		Predecessor	Successor
	Three months ended March 31, 2012	Three months ended March 31, 2013	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012	Nine months ended March 31, 2013

Net loss	$(6,630)	$(1,194)	$(44,981)	$(21,470)	$(14,128)
Unrealized (loss) gain on foreign currency translation	-	-	(380)	954	-
Realized loss (gain) on cumulative foreign currency translation	4	-	-	(954)	-
Unrealized loss on interest rate swaps, net of tax	(1,443)	(325)	-	(9,829)	(1,223)
Comprehensive loss	$(8,069)	$(1,519)	$(45,361)	$(31,299)	$(15,351)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012	Nine months ended March 31, 2013

Cash flows from operating activities:
Net loss	$(44,981)	$(21,470)	$(14,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	940	11,800	10,331
Amortization of intangible assets	442	67,353	65,927
Stock-based compensation	20,820	605	2,466
Deferred income taxes	(18,832)	(24,533)	(12,543)
Amortization of original issue discount and debt issuance costs	-	5,255	5,291
Loss realized from forward exchange contracts	-	94	-
Other noncash items	-	3,458	-
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	(294)	21,523	58,143
Prepaid expenses and other	23,728	9,527	(4,943)
Accounts payable and accrued expenses	50,670	(51,731)	20,550
Accrued payroll and employee benefits	14,814	(18,076)	(29,124)
Billings in excess of revenue recognized	(1,220)	(1,272)	(477)
Other	(2,951)	(5,616)	(2,151)
Net cash provided by (used in) operating activities	43,136	(3,083)	99,342

Cash flows from investing activities:
Capital expenditures	(1,876)	(8,487)	(6,964)
Acquisition by Providence	-	(1,738,789)	-
Acquisition of MorganFranklin Corporation's National Security Solutions division	-	-	(34,198)
Proceeds from the sale of Era businesses	-	13,322	-
Payments for forward exchange contracts	-	(94)	-
Net cash used in investing activities	(1,876)	(1,734,048)	(41,162)

Cash flows from financing activities:
Proceeds from the exercise of options	165	-	-
Proceeds from employee stock purchase plan	404	-	-
Excess tax benefits of stock option exercises	-	14,337	-
Purchase of treasury stock	(64)	-	-
Proceeds from borrowings for the Transaction	-	1,266,250	-
Investment by Providence	-	394,000	-
Payment of debt issuance costs	-	(49,985)	-
Repayments of Term Loan B Facility	-	(85,000)	(20,000)
Borrowings under revolving credit facility	-	30,000	60,000
Repayments under revolving credit facility	-	(30,000)	(60,000)
Partial payment on note due to Parent	-	(12,000)	-
Net cash provided by (used in) financing activities	505	1,527,602	(20,000)

Effect of exchange rate changes on cash and cash equivalents	22	(191)	-

Net increase (decrease) in cash and cash equivalents	41,787	(209,720)	38,180
Cash and cash equivalents, beginning of period	171,758	213,545	3,647
Cash and cash equivalents, end of period	$213,545	$3,825	$41,827

Supplementary Cash Flow Information
Cash paid for interest	19	70,786	47,367
(Refunds received) cash paid for income taxes	(23,067)	(4,782)	1,114
Noncash equity rollover investment	-	121,012	-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2012 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2012.

Nature of Business

The Company provides technology and strategic consulting services and solutions primarily to U.S. government clients. The Company provides services, systems, and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. The Company has a portfolio of clients and is organized around them into four business groups: Civil, Defense, Health, and Intelligence, Homeland Security and Law Enforcement.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

The Company’s financial instruments include cash, trade and note receivables, equity investments, vendor payables and debt, as well as derivative financial instruments to manage risk related to its debt. As of June 30, 2012 and March 31, 2013, the carrying value of cash, trade receivables, note receivables, equity investments, and vendor payables approximated their fair value. See Note 7 for a discussion of the fair value of the Company’s debt. See Note 8 for a discussion of the fair value of the Company’s derivative financial instruments.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, or ASU 2013-02, an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of Accumulated Other Comprehensive Income, or AOCI, in a single note or on the face of the financial statements. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2012, or the Company’s fiscal 2014. The adoption of this ASU will not have an impact on the Company’s financial position, results of operations or cash flow.

2. Acquisition of MorganFranklin Corporation’s National Security Solutions Division

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

The preliminary purchase price allocation resulted in goodwill of $20.3 million and identified intangible assets of $10.0 million. The goodwill and identified intangible assets are deductible for income tax purposes. The identified intangible assets consist of customer relationships which will be amortized over estimated useful lives of 10 years. The purchase price allocation is preliminary and subject to adjustment within the measurement period, which ends no later than one year from the date of the acquisition. The Company expects to complete the purchase price allocation upon resolution of the post-closing working capital adjustment.

3. Discontinued Operations/Divestitures:

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

The results of operations for the Era business are included in discontinued operations.  For the three months ended March 31, 2012, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through March 31, 2012, Era contributed net losses of $0.2 million, $1.3 million and $4.6 million, respectively. As of June 30, 2012, less than $0.1 million of net assets remained related to Era. As of March 31, 2013, no net assets remained related to Era.

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

The results of operations for the GCD business are included in discontinued operations. For the three months ended March 31, 2012, the period from July 1, 2011 through July 20, 2011 and the period from July 21, 2011 through March 31, 2012, GCD contributed a net loss of $0.1 million, net income of $0.2 million and a net loss of $0.1 million, respectively. As of June 30, 2012, approximately $0.2 million of net assets remained related to GCD. As of March 31, 2013, no net assets remained related to GCD.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

4. Stock-Based Compensation:

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

Stock Option & Restricted Stock Activity

The following table summarizes stock option activity for the nine months ended March 31, 2013:

Service Options:
Shares under option at July 1, 2012	26,460
Options granted	4,962
Options exercised	-
Options forfeited or cancelled	(4,152)
Shares under option at March 31, 2013	27,270
Options exercisable at March 31, 2013	5,373

Performance Options:
Shares under option at July 1, 2012	27,060
Options granted	7,162
Options forfeited or cancelled	(4,735)
Shares under option at March 31, 2013	29,487

For the service options, the weighted-average exercise price is $1,000 and the weighted-average fair value per option granted, calculated based on the Black-Scholes-Merton model, was $340.93. For the performance options, the weighted-average exercise price is $1,000 and the weighted-average fair value per option granted, calculated based on the binomial lattice model, was $187.58.

There were no restricted stock grants or forfeitures during the nine months ended March 31, 2013. As of March 31, 2013, 1,000 shares of restricted stock were outstanding and 200 shares vested with a weighted-average grant-date fair value of $1,000.

The Company recognized stock-based compensation expense related to the stock options and restricted stock of $0.6 million and $0.4 million for the three months ended March 31, 2012 and March 31, 2013, respectively, and $0.6 million and $2.5 million for the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013, respectively. The tax benefit recognized for stock-based compensation cost was $0.2 million for the three months ended March 31, 2012 and March 31, 2013, and $0.2 million and $0.9 million for the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013, respectively. The total amount of unrecognized compensation expense related to unvested stock-based compensation arrangements was $9.8 million as of March 31, 2013 and is expected to be amortized over a weighted average of 3.6 years. The compensation expense will be recognized on a straight-line basis over the requisite service period.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

5. Accounts Receivable:

Accounts receivable, net as of June 30, 2012 and March 31, 2013 consisted of the following (in thousands):

	June 30,	March 31,
	2012	2013

Billed and billable, net of allowance of $532 and $843 as of June 30, 2012 and March 31, 2013, respectively	$290,620	$236,655
Unbilled:
Retainages	3,391	3,583
Revenue recorded in excess of milestone billings on fixed-price contracts	14,518	19,454
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	6,174	2,906
Allowance for unbillable amounts	(5,269)	(5,077)
Total unbilled	18,814	20,866
Accounts receivable, net	$309,434	$257,521

The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $2.1 million of retainages are not expected to be billed and collected within one year. The Company’s accounts receivable are primarily from federal government agencies or customers engaged in work for the federal government. The Company believes there is no material credit risk associated with these receivables.

Billings in excess of revenue totaled $8.6 million and $8.1 million at June 30, 2012 and March 31, 2013, respectively. Billings in excess of the revenue recognized are included in current liabilities in the condensed consolidated balance sheet.

6. Composition of Certain Financial Statement Captions:

Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30,	March 31,
	2012	2013
Prepaid expenses and other
Taxes and taxes receivable	$2,029	$2,520
Maintenance and software	2,882	1,821
Rent	89	2,719
Other	6,249	9,145
Total prepaid expenses and other	$11,249	$16,205

Property and equipment
Leasehold improvements	$16,694	$19,473
Furniture, equipment and software	25,075	28,765
Total property and equipment	41,769	48,238
Less: Accumulated depreciation and amortization	(15,469)	(25,305)
Total property and equipment, net	$26,300	$22,933

Identified intangibles
Acquired intangible assets	$494,690	$504,690
Software development costs	-	3,408
Total identified intangibles	494,690	508,098
Less: Accumulated amortization	(91,551)	(157,478)
Total identified intangibles, net	$403,139	$350,620

Other long-term assets
Debt issuance costs, net	$44,108	$39,667
Other	2,650	4,276
Total other long-term assets	$46,758	$43,943
Accounts payable and accrued expenses
Vendor obligations	$101,880	$99,634
Accrued interest	10,843	33,722
Interest rate derivative liability	1,516	3,753
Facility exit charge	2,737	2,396
Other	7,649	8,691
Total accounts payable and accrued expenses	$124,625	$148,196

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$39,983	$25,494
Accrued leave	62,323	55,718
Other	12,180	5,554
Total accrued payroll and employee benefits	$114,486	$86,766

Other long-term liabilities
Interest rate derivative liability	$18,274	$18,049
Deferred rent	4,737	6,242
Facility exit charge	1,242	2,424
Other	568	1,051
Total other long-term liabilities	$24,821	$27,766

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

7. Debt:

On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.

At June 30, 2012 and March 31, 2013, debt consisted of the following (in thousands):

	June 30,	March 31,
	2012	2013

Secured Term Loan B Facility	$735,000	$715,000
Less: Unamortized Discount	(7,479)	(6,629)
Secured Term Loan B Facility, net	727,521	708,371
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,127,521	1,108,371

Current portion of long-term debt	-	-

Long-term debt	$1,127,521	$1,108,371

As of March 31, 2013, the fair value of the Company’s debt approximated carrying value.

The senior secured credit facilities and the indenture governing the Senior Notes issued in connection with the Transaction limit the Company’s ability to incur certain additional indebtedness, pay dividends or make other distributions or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets.

The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings under its Revolver as of June 30, 2012 and March 31, 2013. If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 5.75x as of March 31, 2013. The NSSLR requirement decreases over time to 4.5x as of June 30, 2016. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.6x as of June 30, 2012 and 3.4x as of March 31, 2013. As of March 31, 2013, the Company was in compliance with all of its covenants.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

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

In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt. The Company is required to make annual payments equal to 75% of ECF, with a reduction to 50% based upon achievement of a net senior secured leverage ratio of less than 3.5x, 25% if less than 2.75x and zero if less than 2.0x. Any required ECF payments are due on October 15 each year. The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the Company’s required quarterly principal payments and required ECF principal payments for fiscal 2012. The Company has repaid $20.0 million of its Term Loan B Facility in fiscal 2013. The Company does not believe any additional fiscal 2013 ECF payments will be required on its Term Loan B Facility.

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven year term of the loan. During the three months ended March 31, 2012 and for the period from July 21, 2011 through March 31, 2012, $0.3 million and $0.9 million, respectively, of the original issue discount, were amortized and reflected in interest expense in the condensed consolidated statements of operations. During the three and nine months ended March 31, 2013, $0.2 million and $0.9 million, respectively, of the original issue discount were amortized and reflected in interest expense in the condensed consolidated statements of operations.

Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any payment is made. During the three months ended March 31, 2012 and March 31, 2013, $1.6 million and $1.4 million, respectively, of debt issuance costs were amortized and reflected in interest expense in the condensed consolidated statements of operations. During the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013, $4.4 million of debt issuance costs were amortized and reflected in interest expense in the condensed consolidated statements of operations. Due to the payments in the first quarter, the Company accelerated a proportional amount of the amortization of the debt issuance costs and original issue discount totaling $0.1 million for the three and nine months ended March 31, 2013, and approximately $0.1 million for the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012.

For the three and nine months ended March 31, 2013, interest accrued at an average rate of 6.5% for the senior secured credit facilities. Interest payments of $0.2 million and $24.5 million were made in the three and nine months ended March 31, 2013, respectively, including $0.2 million and $0.5 million, of commitment fees for the same periods. Accrued interest was $11.7 million for the three months ended March 31, 2013 and was subsequently paid in April.

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

As of June 30, 2012 and March 31, 2013, interest accrued at an average rate of 11.0% for the Senior Notes. The Company paid $30.7 million of interest related to the Senior Notes in the three months ended March 31, 2012 and for the period from July 21, 2011 through March 31, 2012. The Company paid $22.0 million of interest related to the Senior Notes in the nine months ended March 31, 2013. Accrued interest was $22.0 million for the six month period ended March 31, 2013 and was subsequently paid in April.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

8. Derivative Instruments and Hedging Activities:

Hedge of Interest Rate Risk

Risk Management Objective of Using Derivatives

The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. During the Successor periods, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2012 and March 31, 2013, the Company had outstanding interest rate derivatives with an initial combined notional value of $725.0 million and $650.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $3.8 million will be reclassified from AOCI into interest expense.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $19.8 million and $21.8 million as of June 30, 2012 and March 31, 2013, respectively. The current portion is included in accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The Company’s unrealized losses in AOCI on the effective portion of the interest rate derivatives for the periods presented were as follows (in thousands):

	Successor		Predecessor	Successor
	Three months ended March 31, 2012	Three months ended March 31, 2013	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012	Nine months ended March 31, 2013

Pre-tax unrealized loss on interest rate swaps	$(2,375)	$(535)	$-	$(16,173)	$(2,013)
Benefit from income taxes	(932)	(210)	-	(6,344)	(790)
Unrealized loss on interest rate swaps, net of tax	$(1,443)	$(325)	$-	$(9,829)	$(1,223)

The Company amortized less than $0.1 million and $0.4 million of the interest rate derivatives from AOCI into interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2013, respectively, and $0.1 million and $1.2 million for the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013, respectively.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Credit Risk-Related Contingent Features

The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if payment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2012 and March 31, 2013, the fair value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $23.3 million and $24.8 million, respectively. If the Company had breached any of the provisions of the agreements at March 31, 2013, it could have been required to settle its obligations under the agreements at an estimated termination value equal to the fair value of $24.8 million. As of March 31, 2013, the Company had not breached any of the provisions or posted any collateral related to these agreements.

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

The DCAA has not completed audits of the Company’s incurred cost submissions for fiscal 2007 and subsequent fiscal years. DCAA’s more aggressive interpretations could result in a higher percentage of questioned costs than experienced in the past. The Company has recorded financial results subsequent to fiscal 2006 based upon costs that the Company believes will be approved upon final audit or review. DCAA is currently in the final stages of completing a review of the Company’s accounting system and its audit of incurred costs for fiscal 2007. If these audits result in adverse findings that exceed the Company’s estimates, it may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Litigation

The Company is subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, payments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local, and foreign governments for taxes other than income taxes. The Company is also involved in various claims, arbitrations and lawsuits arising in the normal conduct of its business, including but not limited to bid protests, various employment litigation matters, contractual disputes and charges before administrative agencies. Although the Company can give no assurance, based upon its evaluation and taking into account the advice of legal counsel, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

On April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)) purportedly on behalf of itself and other stockholders of the Company against the Company, the Board of Directors, Providence, Sterling Holdco Inc., or Sterling Holdco, Sterling Merger Inc., a Delaware corporation, or Merger Sub, and Sterling Parent Inc., a Delaware corporation, or Parent. On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011, both of which also named the PEP Funds. The second amended complaint alleges, among other things, (1) that the Board breached its fiduciary duties by, among other things, failing to take steps to maximize the value of the merger consideration to its public stockholders and conveying substantial payments to existing officers of the Company, Providence, Sterling Holdco, Parent and Merger Sub at the unfair expense of the public stockholders and by failing to make certain disclosures, (2) that Dr. Ernst Volgenau breached his duty of loyalty and entire fairness in planning, structuring, and timing the merger to benefit himself as well as Providence, Sterling Holdco, Parent and Merger Sub, and that Dr. Stanton Sloane breached his duty of loyalty and entire fairness by using his position as chief executive officer to encourage and facilitate the buyout, (3) that Providence, the PEP Funds, Sterling Holdco, Parent and Merger Sub aided and abetted these purported breaches of fiduciary duties, and (4) that Dr. Volgenau’s rolling over of a portion of his shares for equity in the new Company violated the Company’s charter. The second amended complaint seeks to rescind the Transaction or recover money damages on behalf of the Company’s stockholders caused by the alleged breaches of fiduciary duties. On December 23, 2011, defendants answered the second amended complaint, and discovery is underway. Pending before the court are: (1) the Company’s motion for judgment on the pleadings with respect to SEPTA’s claim that Dr. Volgenau’s rollover violated the Company’s charter; and (2) defendants three separate motions for summary judgment filed on December 21, 2012. Plaintiff’s answer to the Company’s motion for summary judgment was filed on January 29, 2013. The court heard oral arguments to the pending motions for summary judgment on April 4, 2013, and depending on the disposition of these motions, trial is scheduled for August 2013.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

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

The Company and its Board of Directors believe that the above lawsuits are without merit and intend to defend them vigorously.

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

In fiscal 2013, the Company initiated activities to consolidate and exit additional underutilized leased facilities. The Company recognized a facility exit charge of $2.7 million and $4.0 million during the three and nine months ended March 31, 2013, respectively, which was included in selling, general and administrative expenses on the condensed consolidated statement of operations; future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2025.

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

Balance as of June 30, 2012	$3,979
Facility exit costs accrued	3,990
Cash payments	(3,042)
Noncash settlement	(107)
Balance as of March 31, 2013	4,820
Current portion of facility exit charge liability	(2,396)
Long-term facility exit charge liability	$2,424

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

11. Related Party Transactions:

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $0.4 million and $0.7 million in management fees and expenses for the three months ended March 31, 2012 and March 31, 2013, respectively, and $1.2 million and $2.1 million for the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013, respectively.

As of June 30, 2012, a Providence affiliate owned $11.7 million of the Company’s Term Loan B Facility. As of March 31, 2013, the Providence affiliate had sold all of its interest in the Company’s Term Loan B Facility. Interest payments of approximately $0.4 million and less than $0.1 million were made for this portion of the Term Loan B Facility during the three months ended March 31, 2012 and March 31, 2013, respectively, and $0.7 million and $0.4 million for the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013, respectively.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three month period ended March 31, 2012 and March 31, 2013 were $2.9 million and $1.0 million, respectively, and $7.2 million and $4.2 million for the period from July 21, 2011 through March 31, 2012 and the nine months ended March 31, 2013, respectively.

As of June 30, 2012, there were no amounts due from related parties and $0.9 million due to related parties, which was included in the accompanying condensed consolidated balance sheet. As of March 31, 2013, there were no amounts due from related parties and $0.3 million due to related parties, which was included in the accompanying condensed consolidated balance sheet.

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

Overview

We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex problems for our clients by providing IT services, systems and solutions that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include systems design, development and integration; cyber security and information assurance; outsourcing and managed services and strategic consulting. We currently serve more than 250 federal government organizations, across national security, civil government and health markets, many of which we have served for over 20 years. Together, these organizations represent approximately 98% of our revenue for all periods presented. For the twelve months ended March 31, 2013 our revenue was $1,565.8 million and Adjusted EBITDA, as calculated in accordance with our credit agreement, was $200.7 million. For a reconciliation of Adjusted EBITDA to loss from continuing operations, see the section entitled “Items Affecting the Comparability of our Operating Results.”

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

Presentation

The accompanying condensed consolidated statements of operations and cash flows are presented for the Predecessor and the Successor, which relate to the period from July 1, 2011 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period from July 21, 2011 to March 31, 2012 and all periods succeeding July 21, 2011 (succeeding the Transaction), respectively.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for approximately 98% of our revenue;

•	failure of our customer to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts;

•	automatic across-the-board spending cuts to civil and defense programs as a result of the sequester;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	failure to comply with complex laws and regulations, including but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards;

•	possible delays or overturning of our government contract awards due to bid protests, loss of contract revenue or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•	security threats, attacks or other disruptions on our information infrastructure, and failure to comply with complex network security and data privacy legal and contractual obligations or to protect sensitive information;

•	inability or failure to adequately protect our proprietary information or intellectual property rights or violation of third party intellectual rights;

•	potential for significant economic or personal liabilities resulting from failures, errors, delays or defects associated with products, services and systems we supply;

•	adverse changes in federal government practices;

•	pricing pressure on new work, reduced profitability or loss of market share due to intense competition and commoditization of services we offer;

•	adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our purchasing, property, estimating, cost accounting, labor, billing, compensation, management information systems or contractor internal control systems are deficient;

•	difficulties accurately estimating contract costs and contract performance requirements;

•	possible impairment of goodwill and trade names as a result of budget pressures and reduced U.S. federal government spending;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•	failure to manage acquisitions or divestitures successfully, including identifying, evaluating, and valuing acquisition targets, integrating acquired companies, losses associated with divestitures, and the inability to effect divestitures at attractive prices and on a desired timeline;

•	possible future losses that exceed our insurance coverage;

•	pending litigation and any resulting expenses, payments or sanctions, including but not limited to penalties, compensatory damages or suspension or debarment from future government contracting; and

•	the effect of our acquisition by entities affiliated with Providence on our business relationships, operating results and business generally.

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

Non-GAAP Financial Measures

We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor period in the nine months ended March 31, 2012 to the results of operations for the nine months ended March 31, 2013. Although the combination of the Predecessor income statement for the period from July 1, 2011 to July 20, 2011 with the Successor income statement for the period from July 21, 2011 to March 31, 2012 does not comply with generally accepted accounting principles, or GAAP, we believe that it provides a meaningful method of comparison. We have also prepared our discussion of all operating metrics based on the combination of Successor and Predecessor results in the nine months ended March 31, 2012 compared to the Successor results in the nine months ended March 31, 2013. We believe this combination of results for the Predecessor entity and Successor entity periods facilitates an investor’s understanding of our results of operations and changes in our results of operations by making the two periods more comparable. This combination should not be used in isolation or substituted for the separate Predecessor entity and Successor entity results, nor do the combined results reflect our Predecessor results on a comparative or pro forma basis.

Adjusted EBITDA and gross contribution presented in this section are supplemental measures that are not required by, or presented in accordance with GAAP. These non-GAAP measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue, net income, operating income, or any other performance measure derived in accordance with GAAP. In addition, our calculations of these non-GAAP measures may not be comparable to that of other companies. We believe these measure are frequently used by securities analysts, investors, and other interested parties in the evaluation of high-yield issuers, many of which present Adjusted EBITDA and gross contribution when reporting their results. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation, or as substitutes for analysis of our operating results as reported under GAAP.

Business Environment and Outlook

We generate approximately 98% of our revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. federal government. Accordingly, our business performance is affected by the overall level of U.S. federal government spending. The U.S. federal government continues to face fiscal and economic challenges, which have created increasing pressure to examine and reduce spending across all federal agencies.

The Budget Control Act of 2011, or the Act, committed the U.S. federal government to significantly reduce the federal deficit over ten years. The Act established caps on discretionary spending through 2021 and it also contained a sequester mechanism that imposed automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period. The sequester, which took effect on March 1, 2013, imposed $85 billion of automatic budget cuts in government fiscal year 2013. Although the Office of Management and Budget recently issued guidance on the implementation of the sequester, the impact the sequester will have on contractors supporting the U.S. federal government remains uncertain.

On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013, or the 2013 Act, which funds discretionary programs through the end of the U.S. federal government’s fiscal year, or September 30, 2013. Additionally, the 2013 Act included specific appropriations for certain government agencies, including the Department of Defense and the Department of Homeland Security, and implemented $85 billion of sequester cuts. Agencies and departments not covered by these specific appropriations continue to operate under a continuing resolution. During a continuing resolution, funding on existing contracts is generally limited to prior government fiscal year levels and new programs are not funded until an appropriations bill or its equivalent is enacted.

U.S. federal government spending is under pressure and the environment has adversely impacted our fiscal 2013 financial performance. The budget uncertainty has delayed contract awards and increased competition and pricing pressures leading to margin erosion. There has also been an increase in bid protests causing further delay of contract awards.

Despite the uncertainties affecting the government contracting industry, we believe we are positioned to gain market share and achieve long-term growth. We expect the federal government to make continued investments in areas such as cyber security, operating efficiency, C4ISR, and health care system modernization, and to continue supporting the intelligence community as well as special forces capabilities. We have made additional investments of over $20 million in business development, capture and proposal activities since fiscal 2011, while reducing our overall selling, general and administrative, or SG&A, costs through reductions in our indirect labor force, consolidation and reconfiguration of underutilized office space, and reduction of fringe benefits.

Recent Contract Developments

In October, we were informed that we did not win the re-compete for the Federal Deposit Insurance Corporation, or the FDIC contract. Shortly thereafter we protested the award to a competitor and the government took corrective action. We submitted a new proposal to the government in March 2013 and are awaiting an award decision. The existing contract is funded through the end of fiscal 2013. The FDIC contract accounted for approximately $76 million, or 7%, of revenue and approximately $11 million, or 4%, of gross contribution, or revenue less cost of services, in the nine months ended March 31, 2013.

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

Contract Backlog

Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. New contract awards or bookings generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Ceiling increases are as a result of upward contract adjustments under existing contracts and increases in scope. De-obligations are related to downward contract adjustments by the customer or contract backlog that was not realized on contracts that have ended. “De-obligation” refers to the removal from backlog of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the total contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

	Three months	Nine months
	ended	ended
(in millions)	March 31, 2013	March 31, 2013

Beginning backlog	$3,887.5	$3,595.1

New contact awards	65.9	938.0
Ceiling increases	151.1	463.6
Total contract awards	217.0	1,401.6
De-obligations and removals	(81.3)	(271.5)
Net orders	135.7	1,130.1
Acquired backlog	(9.0)	55.5
Revenue recognized	(376.3)	(1,142.8)
Backlog as of March 31, 2013	$3,637.9	$3,637.9

A key measure of our business growth is the ratio of gross contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using gross contract orders, was 0.58:1, 1.23:1 and 1.08:1 in the three, nine and the twelve months ended March 31, 2013, respectively.  Our book-to-bill ratio continues to be adversely impacted by the challenging market environment including declining budgets, budget uncertainties, an increased number of protested contracts, and heightened competition. Despite the environment, we do not believe we are opportunity constrained and have grown our pipeline and increased the total value of proposals submitted. The total value of proposals submitted in the nine months ended March 31, 2013 was $4.5 billion, which is an increase of 85% over the comparable period of the prior year. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for indefinite delivery/indefinite quantity, or IDIQ, contracts, or bids submitted as a subcontractor. As a result of this activity, we had approximately $2.6 billion of proposals awaiting award decision at March 31, 2013.

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

	June 30,	March 31,
(in millions)	2012	2013

Backlog
Funded	$776.9	$849.2
Unfunded	2,818.2	2,788.7
Total Backlog	$3,595.1	$3,637.9

Our total backlog of $3.6 billion as of March 31, 2013 included approximately $55.5 million of contract backlog obtained through the acquisition of NSS. Our backlog includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2017. Congress often appropriates funds for our clients on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. The U.S. government may cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.

As of March 31, 2013, we expect to recognize approximately 24% of our backlog as revenue within the next twelve months.

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

The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months ended March 31, 2012	Three months ended March 31, 2013

Cost-plus-fee	29%	29%
Time-and-materials	39%	34%
Fixed-price (a)	32%	37%

	Combined	Successor
	Nine months ended March 31, 2012	Nine months ended March 31, 2013

Cost-plus-fee	32%	30%
Time-and-materials	36%	35%
Fixed-price (a)	32%	35%

(a)	Includes approximately 4% of the revenue earned on fixed-price-level-of-effort contracts in fiscal 2013 and fiscal 2012.

Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time. As of March 31, 2013, we had approximately 5,800 employees. Direct labor utilization was 80.3% and 80.0% for the three and nine months ended March 31, 2013, respectively, compared to 78.9% and 79.1% in the same periods of the prior year. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO decreased to 60 days as of March 31, 2013 from 63 days as of December 31, 2012.

Seasonality

Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. The timing of contract awards, the availability of funding from the customer and the incurrence of contract costs are the primary drivers of our revenue recognition and may all be affected by the government’s fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year because our employees usually take relatively more leave for vacations and holidays, which leads to lower revenue and profitability in those quarters. Additionally, we typically give annual raises to our employees at the beginning of our first quarter on July 1, while the billing rates on our time-and-materials contracts typically escalate gradually, causing the profitability on these contracts to decline in the first quarter, and increase over the course of our fiscal year.

Summary of Financial Results

	Successor
	Three months ended March 31, 2012	Three months ended March 31, 2013

Revenue	$397,194	$376,297
Operating costs and expenses:
Cost of services	295,882	283,154
Selling, general and administrative	56,556	48,495
Depreciation and amortization of property and equipment	3,761	2,968
Amortization of intangible assets	24,199	22,204
Transaction costs	96	-
Total operating costs and expenses	380,494	356,821
Operating income	16,700	19,476
Interest expense	(26,835)	(24,900)
Interest income	35	13
Loss from continuing operations before income taxes	(10,100)	(5,411)
Benefit from income taxes	(3,772)	(4,217)
Loss from continuing operations	(6,328)	(1,194)
Loss from discontinued operations, net of tax	(302)	-
Net loss	$(6,630)	$(1,194)

	Predecessor	Successor	Combined	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012	Nine months ended March 31, 2012	Nine months ended March 31, 2013

Revenue	$99,308	$1,152,958	$1,252,266	$1,142,845
Operating costs and expenses:
Cost of services	78,550	872,129	950,679	865,556
Selling, general and administrative	13,721	153,145	166,866	152,022
Depreciation and amortization of property and equipment	837	10,512	11,349	9,338
Amortization of intangible assets	442	67,353	67,795	65,927
Transaction costs	68,069	324	68,393	-
Total operating costs and expenses	161,619	1,103,463	1,265,082	1,092,843
Operating (loss) income	(62,311)	49,495	(12,816)	50,002
Interest expense	(19)	(75,782)	(75,801)	(75,622)
Interest income	13	94	107	34
Loss from continuing operations before income taxes	(62,317)	(26,193)	(88,510)	(25,586)
Benefit from income taxes	(18,462)	(9,450)	(27,912)	(11,458)
Loss from continuing operations	(43,855)	(16,743)	(60,598)	(14,128)
Loss from discontinued operations, net of tax	(1,126)	(4,727)	(5,853)	-
Net loss	$(44,981)	$(21,470)	$(66,451)	$(14,128)

	Predecessor	Successor	Combined	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through March 31, 2012	Nine months ended March 31, 2012	Nine months ended March 31, 2013

Net cash provided by (used in) operating activities	$43,136	$(3,083)	$40,053	$99,342
Net cash used in investing activities	(1,876)	(1,734,048)	(1,735,924)	(41,162)
Net cash provided by (used in) financing activities	505	1,527,602	1,528,107	(20,000)
Effect of exchange rate changes on cash and cash equivalents	22	(191)	(169)	-
Net increase (decrease) in cash and cash equivalents	$41,787	$(209,720)	$(167,933)	$38,180

Items Affecting the Comparability of Our Operating Results

We define Adjusted EBITDA as GAAP income (loss) from continuing operations plus (i) provisions for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items, such as stock compensation expense, Transaction costs and other items that do not relate directly to our ongoing operations or which are noncash in nature. Adjusted EBITDA, or Consolidated EBITDA as is defined in the credit agreement, as presented in the table below is used to determine our compliance with certain covenants contained in our credit agreement. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period-to-period changes in taxes and interest expense, among other things.

The following items affect the comparability of our income (loss) from continuing operations period-over-period, and therefore, have been adjusted in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans of the Predecessor and Successor. Stock compensation expense, excluding approximately $0.4 million in the twelve months ended March 31, 2012, is included in SG&A expenses in the condensed consolidated statement of operations.

•	Severance charges incurred to reduce our indirect labor force. The gross charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Certain other non-recurring items including the following:

			Combined	Successor
	Three months ended March 31, 2012	Three months ended March 31, 2013	Nine months ended March 31, 2012	Nine months ended March 31, 2013

Signing and retention bonuses of certain executive officers	$2,002	$-	$5,788	$1,058
PEP management fees	437	438	1,220	1,313
Merger and acquisition costs	54	726	351	1,937
Other	467	61	882	857
Officer compensation and other, net	$2,960	$1,225	$8,241	$5,165

	Combined	Successor
	Twelve months ended March 31, 2012	Twelve months ended March 31, 2013

Signing and retention bonuses of certain executive officers	$5,788	$2,965
PEP management fees	1,220	1,751
Merger and acquisition costs	276	1,991
Other	1,541	1,203
Officer compensation and other, net	$8,825	$7,910

•	Transaction costs for accelerated stock compensation expense, accounting, investment banking, legal, severance, and other services related to the Transaction.

•	The acquisition of NSS in December 2012. In calculating Adjusted EBITDA, we add the estimated EBITDA impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded. There was no EBITDA impact for the divestures of Era and GCD as they were reported in discontinued operations.

•	Cost savings adjustments representing the EBITDA impact of an indirect reduction in force implemented in fiscal 2011 and exiting underutilized space in certain of our leased facilities in fiscal 2012 and 2013. The cost savings adjustment in fiscal 2013 represents the estimated EBITDA impact of actions taken to exit underutilized space. Cost savings is a defined EBITDA adjustment under our credit agreement for the amount of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period.

The impact of these items on our loss from continuing operations is shown in the table below. We present Adjusted EBITDA as an additional measure of our core business performance period over period. Adjustments to loss from continuing operations result in a non-GAAP measure, however, we believe adjustment of the items above is useful as they are considered outside the normal course of our operations and obscure the comparability of performance period–over-period.

Adjusted EBITDA decreased in the three, nine and twelve months ended March 31, 2013 compared to the three, nine and twelve months ended March 31, 2012 due primarily to a decline in direct labor services partially offset by reductions in SG&A expenses.

			Combined	Successor
	Three months ended March 31, 2012	Three months ended March 31, 2013	Nine months ended March 31, 2012	Nine months ended March 31, 2013

Loss from continuing operations	$(6,328)	$(1,194)	$(60,598)	$(14,128)
Benefit from income taxes	(3,772)	(4,217)	(27,912)	(11,458)
Interest expense, net	26,800	24,887	75,694	75,588
Depreciation and amortization of property and equipment	4,180	3,293	12,740	10,331
Amortization of intangible assets	24,199	22,204	67,795	65,927
Stock compensation	605	432	1,200	2,466
Severance	102	42	2,037	1,277
Facility exit charge	-	2,709	-	3,990
Officer compensation and other, net	2,960	1,225	8,241	5,165
Transaction costs	96	-	68,393	-
Subtotal - Adjusted EBITDA before certain items	48,842	49,381	147,590	139,158
EBITDA impact of acquisitions	-	-	-	4,139
EBITDA impact of cost savings	685	65	2,055	1,216
Adjusted EBITDA	$49,527	$49,446	$149,645	$144,513

	Combined	Successor
	Twelve months ended March 31, 2012	Twelve months ended March 31, 2013

Loss from continuing operations	$(37,492)	$(21,436)
Benefit from income taxes	(13,903)	(16,776)
Interest expense, net	76,022	101,531
Depreciation and amortization of property and equipment	17,002	14,399
Amortization of intangible assets	70,109	90,125
Stock compensation	3,948	3,668
Severance	2,037	4,099
Facility exit charge	-	8,407
Officer compensation and other, net	8,825	7,910
Transaction costs	72,308	375
Subtotal - Adjusted EBITDA before certain items	198,856	192,302
EBITDA impact of acquisitions	-	6,162
EBITDA impact of cost savings	2,737	2,237
Adjusted EBITDA	$201,593	$200,701

Results of Operations

Revenue

Revenue decreased 5.3% to $376.3 million in the three months ended March 31, 2013 from $397.2 million in the three months ended March 31, 2012. Revenue in the nine months ended March 31, 2013 decreased 8.7% to $1,142.8 million from $1,252.3 million in the combined nine months ended March 31, 2012. The decline in revenue for the three months was due to a decline in labor services. The decline in revenue for the nine months was due, in part, to lower materials and other reimbursable costs, which decreased approximately $46.1 million in the nine months ended March 31, 2013, with the remainder of the decrease due to a decline in labor services. The decline in labor services was primarily due to the competitive market environment, funding reductions on some of our existing programs, and the continued delay of contract awards.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Three months ended March 31, 2012	Three months ended March 31, 2013	% Change

Cost of services	$295,882	$283,154	(4.3)%
Selling, general and administrative	56,556	48,495	(14.3)%
Depreciation and amortization of property and equipment	3,761	2,968	(21.1)%
Amortization of intangible assets	24,199	22,204	(8.2)%
Transaction costs	96	-	NMF

	(as a percentage of revenue)

Cost of services	74.5%	75.2%
Selling, general and administrative	14.2%	12.9%
Depreciation and amortization of property and equipment	0.9%	0.8%
Amortization of intangible assets	6.1%	5.9%
Transaction costs	0.0%	0.0%

	Combined	Successor
	Nine months ended March 31, 2012	Nine months ended March 31, 2013	% Change

Cost of services	$950,679	$865,556	(9.0)%
Selling, general and administrative	166,866	152,022	(8.9)%
Depreciation and amortization of property and equipment	11,349	9,338	(17.7)%
Amortization of intangible assets	67,795	65,927	(2.8)%
Transaction costs	68,393	-	NMF

	(as a percentage of revenue)

Cost of services	75.9%	75.7%
Selling, general and administrative	13.3%	13.3%
Depreciation and amortization of property and equipment	0.9%	0.8%
Amortization of intangible assets	5.4%	5.8%
Transaction costs	5.5%	0.0%

NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Three months ended March 31, 2012	% of total	Three months ended March 31, 2013	% of total

Direct labor and related overhead	$156,689	53.0%	$143,107	50.6%
Subcontractor labor	90,290	30.5%	90,694	32.0%
Materials and other reimbursable costs	48,903	16.5%	49,353	17.4%
Total cost of services	$295,882		$283,154

	Combined		Successor
	Nine months ended March 31, 2012	% of total	Nine months ended March 31, 2013	% of total

Direct labor and related overhead	$466,225	49.0%	$430,957	49.8%
Subcontractor labor	278,688	29.3%	274,883	31.8%
Materials and other reimbursable costs	205,766	21.7%	159,716	18.4%
Total cost of services	$950,679		$865,556

Cost of services as a percentage of revenue varies from period to period depending on the mix of direct labor, subcontractor labor, and materials and other reimbursable costs. In periods where we have more materials and other reimbursable content, our costs of services as a percentage of revenue will be higher. We seek to optimize our labor content in performance of our contracts since we typically generate greater gross margin from our labor services, particularly from services that our employees provide, compared with other reimbursable items.

Cost of services decreased in the three and nine months ended March 31, 2013 compared to the same periods in the prior year primarily due to a decline in labor services. Additionally, the decrease in the nine months ended March 31, 2013 was due to a decrease in materials and other reimbursable costs.

SG&A expenses decreased by $8.1 million and $14.8 million in the three and nine months ended March 31, 2013, respectively, compared to the same periods in the prior year. Our SG&A expenses were impacted by stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section titled “Items Affecting the Comparability of Our Operating Results.” Excluding these items, SG&A expenses for the three months ended March 31, 2012 and 2013 were approximately $52.9 million and $44.1 million, respectively. Excluding these items, SG&A expenses for the nine months ended March 31, 2012 and 2013 were approximately $155.0 million and $138.6 million, respectively. The decrease in SG&A expenses is primarily a result of continued actions taken to align our indirect costs with our volume of business and maintain a competitive cost position in this challenging market environment.

Depreciation and amortization of property and equipment did not materially change in the periods presented. The carrying value of our property, equipment and leasehold improvements did not change as a result of the Transaction.

Amortization of intangible assets decreased in the three and nine months ended March 31, 2013 as compared to the three and nine months ended March 31, 2012 as amortization is recorded on an accelerated basis based on the expected benefits of the assets.

Transaction costs of $0.1 million and $68.4 million in the three and combined nine months ended March 31, 2012 consisted of accounting, investment banking, legal, acceleration of stock compensation and other costs incurred in connection with our acquisition by private equity investments funds sponsored by Providence.

Interest

			Combined	Successor
	Three months ended March 31, 2012	Three months ended March 31, 2013	Nine months ended March 31, 2012	Nine months ended March 31, 2013

Interest expense	$(26,835)	$(24,900)	$(75,801)	$(75,622)
Interest income	35	13	107	34
Interest, net	$(26,800)	$(24,887)	$(75,694)	$(75,588)

Interest expense was $1.9 million lower in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and $0.2 million lower in the nine months ended March 31, 2013 compared to the combined nine months ended March 31, 2012 due to lower outstanding debt as a result of the Term Loan B Facility payments. Interest expense for the three and nine months ended March 31, 2013 includes amortization of original issue discount and debt issuance costs of $1.6 million and $5.3 million, respectively with $1.9 million and $5.3 million in the same periods of the prior year, respectively.

Income Taxes

The effective tax rate for the three and nine months ended March 31, 2013 was a tax benefit of 77.9% and 44.8%, respectively, which is higher than the statutory income tax rate primarily due to retroactive reinstatement of the federal research and development credit to January 1, 2012 and revisions to certain estimates of non-deductible costs in our fiscal 2012 income tax return. The effective tax rate for the period from July 1, 2011 through July 20, 2011 was a tax benefit of 29.6% and was impacted by the non-deductible Transaction costs incurred in the period. The effective tax rate for the three months ended March 31, 2012 and the period from July 21, 2011 through March 31, 2012 was a tax benefit of 37.3% and 36.1%, respectively, which was adversely impacted by the limits on deductible interest expense for state income tax purposes. We expect our effective tax rate for future periods to be approximately 40%.

Liquidity and Capital Resources

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable. Our working capital (current assets of continuing operations minus current liabilities of continuing operations) as of March 31, 2013 was $90.4 million compared to $100.5 million as of June 30, 2012. As of March 31, 2013, our total unrestricted cash was $41.8 million and our total outstanding debt was $1.1 billion. Our working capital declined due to a decrease in accounts receivable due primarily to strong cash collections, partially offset by the timing of vendor payments.

	Combined	Successor
	Nine months ended March 31, 2012	Nine months ended March 31, 2013

Net cash provided by operating activities	$40,053	$99,342
Net cash used in investing activities	(1,735,924)	(41,162)
Net cash provided by (used in) financing activities	1,528,107	(20,000)
Effect of exchange rate changes on cash and cash equivalents	(169)	-
Net (decrease) increase in cash and cash equivalents	$(167,933)	$38,180

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill the majority of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and the timing of vendor and tax payments.

Net cash provided by operating activities was $40.1 million in the combined nine months ended March 31, 2012 compared to $99.3 million in the nine months ended March 31, 2013. The increase in cash provided by operating activities in the nine months ended March 31, 2013 was primarily due to higher customer collections and timing of interest payments, whereby the quarterly Term Loan B Facility and semi-annual Notes interest was paid before March 31 in the prior year but subsequent to March 31 in the current year. The combined nine months ended March 31, 2012 included payment of Transaction costs partially offset by collection of a federal income tax refund.

Net cash used in investing activities in connection with the Transaction was $1.7 billion in the combined nine months ended March 31, 2012. In the nine months ended March 31, 2013, we used $34.2 million to acquire NSS and $7.0 million for capital expenditures.

Net cash provided by financing activities was $1.5 billion in the combined nine months ended March 31, 2012. The net cash provided by financing activities in the combined nine months ended March 31, 2012 relates to the Transaction including $1.3 billion of debt incurred and $394.0 million of equity contributions by the PEP Funds. During the nine months ended March 31, 2013, we repaid $20.0 million of our debt.

Indebtedness

Our Term Loan B Facility requires quarterly installment payments of approximately $2.2 million per quarter commencing on December 31, 2011. In addition, we are required to make annual payments equal to 75% of excess cash flow, or ECF, (as defined in the credit agreement), with a reduction to 50% based upon achievement of a net senior secured leverage ratio of less than 3.5x, 25% if less than 2.75x and zero if less than 2.0x. Any required ECF payments are due on October 15 each year. We repaid $140.0 million of our Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied our required ECF principal payments for fiscal 2012. We repaid $20.0 million of our Term Loan B Facility in fiscal 2013 and do not believe any additional fiscal 2013 ECF payments will be required.

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

As of March 31, 2013, we had no outstanding letters of credit or borrowings under our Revolver.

We are required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The required ratio decreases over time from less than or equal to 5.75x as of March 31, 2013 to less than or equal to 4.5x as of June 30, 2016. As of March 31, 2013, our net senior secured leverage ratio was 3.4x. We were in compliance with all of our covenants as of March 31, 2013.

Capital Requirements

We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be less than 0.8% of revenue, for at least the next twelve months.

Income Taxes

The Transaction accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of this stock compensation deduction, as well as Transaction costs and tax-deductible interest expense, we do not expect to make any material U.S. federal income tax payments until December 15, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, other than operating leases, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We no longer utilize forward contracts to offset foreign currency exchange rate risk as our foreign operations, Era and GCD, were sold in fiscal 2012. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 8 to our condensed consolidated financial statements as of and for the period ended March 31, 2013 included in this quarterly report on Form 10-Q.

Description of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on our historical experience and various other factors that are deemed reasonable at the time the estimates are made. Actual results may differ significantly from these estimates under different assumptions or conditions. We re-evaluate these estimates quarterly and test goodwill and trade names for impairment at least annually during the fourth quarter as of April 1. The budget pressures and uncertainty around U.S. federal government spending may result in impairment of our goodwill and trade names. We believe the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, accounting for stock compensation expense and income taxes. If any of these estimates or judgments proves to be inaccurate, our results could be materially affected in the future.

For a full discussion of our critical accounting policies, refer to the "Description of Critical Accounting Estimates" section included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, or ASU 2013-02, an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of Accumulated Other Comprehensive Income, or AOCI, in a single note or on the face of the financial statements. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2012, or our fiscal 2014. The adoption of this ASU will not impact our financial position, results of operations or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in our Form 10-K filed with the Securities and Exchange Commission on August 17, 2012.

Interest Rate Risk

Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. As of March 31, 2013 we had fixed the interest rate on all but $65.0 million of our outstanding Term Loan B Facility. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.28% at March 31, 2013. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $0.6 million based on the unhedged portion of our senior secured credit facilities outstanding as of March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 9th day of May, 2013.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
William L. Ballhaus
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

