Form 10-K
period 2013-06-30
SRA INTERNATIONAL, INC.
filed 2013-08-09
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-83780

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 9, 2013 there were 1,000 shares outstanding of the registrant’s common stock.

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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for approximately 98% of our revenue;

•	failure of our customer to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts;

•	automatic across-the-board spending cuts to civil and defense programs as a result of the sequester;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	failure to comply with complex laws and regulations, including but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards;

•	possible delays or overturning of our government contract awards due to bid protests, loss of contract revenue or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•	security threats, attacks or other disruptions on our information infrastructure, and failure to comply with complex network security and data privacy legal and contractual obligations or to protect sensitive information;

•	inability or failure to adequately protect our proprietary information or intellectual property rights or violation of third party intellectual rights;

•	potential for significant economic or personal liabilities resulting from failures, errors, delays or defects associated with products, services and systems we supply;

•	adverse changes in federal government practices;

•	pricing pressure on new work, reduced profitability or loss of market share due to intense competition and commoditization of services we offer;

•	adverse results of audits and investigations conducted by the Defense Contract Audit Agency, Internal Revenue Service or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our purchasing, property, estimating, cost accounting, labor, billing, compensation, management information systems or contractor internal control systems are deficient;

•	difficulties accurately estimating contract costs and contract performance requirements;

•	possible further impairment of goodwill, trade names and other assets as a result of customer budget pressures and reduced U.S. federal government spending;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•	failure to manage acquisitions or divestitures successfully, including identifying, evaluating, and valuing acquisition targets, integrating acquired companies, losses associated with divestitures, and the inability to effect divestitures at attractive prices and on a desired timeline;

•	possible future losses that exceed our insurance coverage;

•	pending litigation and any resulting expenses, payments or sanctions, including but not limited to penalties, compensatory damages or suspension or debarment from future government contracting; and

•	the effect of our acquisition by entities affiliated with Providence on our business relationships, operating results and business generally.

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

PART I

Item 1.   BUSINESS

Our Company

SRA International, Inc., SRA or the Company, is a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our clients by providing information technology, or IT, solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include IT lifecycle services; cloud and mobile computing; cyber security; solutions development and integration; and, strategy development and organizational change management. We also provide mission-specific domain expertise in areas such as intelligence analysis; energy and environmental consulting; and bioinformatics. We currently serve more than 250 federal government organizations, many of which we have served for more than 20 years. Our company is organized into four business groups that serve the federal government market: Defense, Intelligence, Homeland Security and Law Enforcement, or IHL, Civil and Health. Together, these areas of the federal government market represented 98% of our total revenue for the fiscal year ended June 30, 2013, or fiscal 2013. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) for fiscal 2013 were over $1.5 billion and $193.9 million, respectively. For a reconciliation of Adjusted EBITDA to income (loss) from continuing operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Items Affecting the Comparability of Our Operating Results.”

We currently maintain a diversified contract base of approximately 1,200 active contracts, with our top ten contracts accounting for less than 28% of revenue and no single contract representing 10% or more of revenue for fiscal 2013. When contracting with our clients, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials and fixed-price. We generated 30% of our total revenue from cost-plus-fee contracts, 35% from time-and-materials contracts and 35% from fixed-price contracts in fiscal 2013.

As of June 30, 2013, our backlog was approximately $3.3 billion, of which $704.1 million was funded. Backlog represents the amount of future revenue expected to be recognized under existing signed contracts, assuming the exercise of all options relating to those contracts. As a result, we believe we have significant visibility into our revenue and expect to recognize approximately 25% of this backlog as revenue for the twelve months ending June 30, 2014. Certain of our contracts may be reduced in scope or otherwise have diminished revenues if options are not renewed or contract ceiling is de-obligated due to the sequester.

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

The Transaction was completed on July 20, 2011 for a total purchase price of approximately $1.9 billion. The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from issuance of 11% senior notes, or the Notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of SRA and the Chairman of the Board of the Company after the Transaction, rolled over equity in the predecessor entity of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. We expect to pay $17 million for this note, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. As of June 30, 2013, $12 million of this note was paid. We entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or the Revolver and together with the Term Loan B Facility, the Senior Secured Credit Facilities. Additionally, we issued $400 million aggregate principal amount of Notes due October 1, 2019.

Presentation

The consolidated statements of operations and cash flows are presented in this annual report on Form 10-K for the Predecessor and the Successor, which relate to the period from July 1 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period July 21, 2011 to June 30, 2012 and all periods subsequent to June 30, 2012 (succeeding the Transaction), respectively. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor period in the fiscal year ended June 30, 2012 to the results of operations for the fiscal year ended June 30, 2013. Although the combination of the Predecessor income statement for the period July 1, 2011 to July 20, 2011 with the Successor income statement for the period of July 21, 2011 to June 30, 2012 does not comply with generally accepted accounting principles, or GAAP, we believe that it provides a meaningful method of comparison. We have also prepared our discussion of all operating metrics based on the combination of Successor and Predecessor results in the fiscal year ended June 30, 2012 compared to the Successor results in the fiscal year ended June 30, 2013. We believe this combination of results for the Predecessor entity and Successor entity periods facilitates an investor’s understanding of our results of operations and changes in our results of operations by making the two periods more comparable. This combination should not be used in isolation or substituted for the separate Predecessor entity and Successor entity results, nor do the combined results reflect our Predecessor results on a comparative or pro forma basis.

Our Markets

The government IT market is expected to remain under significant budget and competitive pressure in the near term. According to forecasts based on the latest federal budget request and the sequester, the “contractor addressable budget” portion of the federal government’s fiscal year 2014, or GFY 2014, budget is expected to decline. Despite the negative short-term outlook, there are longer-term positives in the federal market including the fact that overall budgets remain very large, and discretionary budget caps call for a maximum of 2% annual increases after the initial impact of the sequester. Several areas of the budget remain particularly attractive including health; cyber security; command, control, communications, computers, intelligence, surveillance, and reconnaissance, or C4ISR; and Veterans Affairs, or VA. Long-term growth prospects are driven by the fact that IT can be used to shrink government, do more with less, and improve efficiency over the next decade of anticipated tight budgets. We are well positioned as our revenue represents less than 1.5% of our addressable market, and our large pipeline of future and submitted bids provide us ample opportunities to grow.

We deliver our IT and professional services to federal government clients in the following markets: Defense; Intelligence, Homeland Security and Law Enforcement; Civil; and Health.

Defense

As the Department of Defense draws down troops in Southwest Asia and responds to the current budget and threat environment, it continues to look to ensure military readiness for core missions. As a result, DoD is placing added emphasis on ISR, Special Operations, Intelligence, Counterterrorism / Counter-Weapons of Mass Destruction, or WMD, and Cyber Defense with an expected increased focus on the Asia-Pacific region. The defense market has an increasing need for modernization of large numbers of legacy business systems, as well as innovative information technology solutions that accomplish mission requirements at a lower cost. Revenue earned from customers in our defense government market represented approximately 29% of our revenue for fiscal 2013.

Our core capabilities range from the design, implementation, integration and management of innovative and cost effective enterprise networks and systems, to the design, development and support of mission critical software systems, enhanced asset visibility and integrated logistics systems, as well as C4ISR and cyber services.

Our key customers in the defense market include U.S. Air Force, U.S. Navy, U.S. Army, the U.S. European Command, and a number of unified combatant commands and joint operations as well as independent defense agencies.

Intelligence, Homeland Security, and Law Enforcement

We derived approximately 22% of our revenue in fiscal 2013 from customers in our IHL market. The IHL market has an increasing need for secure communications, enhanced intelligence and cyber security capabilities, and our federal government customers have demonstrated an expanding need for data and text mining solutions to enable them to extract, analyze and present data gathered from massive volumes of information available through public sources such as the internet. At the same time, reduced budgets demand technologies and systems that enable the government to meet these needs at lower costs.

In our IHL market, we combine strong functional domain expertise with full systems lifecycle capabilities to reduce costs and improve performance for the Department of Homeland Security, intelligence and space agencies, and law enforcement agencies. Our qualifications in cyber security and information operations are also important given the escalating threats to sensitive government information and assets.

We also provide mission-oriented support in the areas of information technology, knowledge management and analytical services, mission-critical enterprise software development and services, cyber security solutions and services, program management, systems analysis and engineering, counterintelligence, counterterrorism, irregular warfare analysis, predictive intelligence, and law enforcement.

Our key customers in the IHL market include the Department of Homeland Security, Department of Justice, Joint Improvised Explosive Devise, or Joint IED, Defeat Organization, intelligence community organizations and state and local government agencies.

Civil

The civil government market is a broad customer base composed of departments and agencies with diverse priorities. From infrastructure to education to energy, these customers have critical and evolving missions. One unifying priority federal civil agencies face in the current fiscal environment is the need to drive budget efficiencies. With that focus in mind, we support these agencies with professional and technology consulting services and enterprise-wide infrastructure support. Our enterprise architecture services, as well as web and wireless solutions, are of interest to government agencies responding to the necessity for interoperability among IT systems and the demand for transparency in government functions. Our enterprise resource planning, or ERP, software expertise enables us to compare custom-built solutions to commercial off-the-shelf solutions and implement the system that best suits our customers’ specific needs. Our expertise in energy efficiency and environmental mission support enables us to provide policy and technology services to our customers. Our cyber security capabilities allow us to secure our clients’ networks and data, protecting them against cyber-attacks and network intrusions, and maintaining privacy protections for data that require it. Revenue earned from customers in our civil government market represented approximately 34% of our revenue for fiscal 2013.

Our key customers in the civil government market include the Federal Deposit Insurance Corporation, or FDIC, Department of Agriculture, Environmental Protection Agency, Department of State, Office of Personnel Management, Government Accountability Office, Department of Transportation, Department of Energy, and the Administrative Office of the U.S. Courts.

Our largest contract is with the FDIC, which is in the process of being re-competed and is expected to be awarded during our fiscal 2014, and accounted for approximately 7% of our revenue in fiscal 2013. Under this contract, we provide the FDIC with comprehensive IT infrastructure support, including program management, client and help desk support, data center operations and local area network administration, security operations and support, systems engineering and integration, and equipment distribution.

Health

Given the complexities of archiving, retrieving, and sharing health information including attendant privacy challenges, the federal health industry, which includes health research, public health and healthcare, has significant need to improve technology and systems efficiency and this market is a strategic priority for us. Passage of the 2010 Patient Protection and Affordable Care Act is one factor driving the need for enterprise system upgrades to meet the statutory requirements. The Military Health System and VA are integrating health records of servicemen/servicewomen across their lifespans, and are modernizing antiquated paper-based systems. In addition, demographic trends and consumer pressure has accelerated interest in health IT improvements and we believe the federal government is likely to make related investments a priority. Revenue earned from customers in our health market represented approximately 15% of our revenue for fiscal 2013.

In the health market, we provide a variety of information technology services, ranging from system development to network system design, development and operations and maintenance, as well as professional services in areas such as public health informatics and strategic planning. We offer specialized expertise in fraud, waste and abuse, privacy and bioinformatics.

Our key customers in the health market include Department of Health and Human Services operating divisions, including the National Institutes of Health, Health Resources and Services Administration, the Centers for Disease Control and Prevention, and the Centers for Medicare and Medicaid Services, as well as the Food and Drug Administration and the Department of Veterans Affairs.

Historical Revenue by Market

Revenue for each of our four markets was as follows in fiscal 2011, for the periods July 1, 2011 through July 20, 2011 and July 21, 2011 through June 30, 2012 and fiscal 2013 (in thousands):

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013

Defense	$474,185	$29,962	$438,597	$431,638
IHL	397,039	19,900	342,107	334,354
Civil	623,579	38,976	593,118	520,183
Health	210,188	10,470	202,050	221,547
Total	$1,704,991	$99,308	$1,575,872	$1,507,722

Our Core Capabilities

We provide services required to support the entire life cycle of our clients’ IT systems, including IT infrastructure life cycle services; systems design, development and integration; and cyber security. We also provide domain-specific professional services that help our clients meet their mission objectives. Many of our projects involve more than one of these capabilities.

IT infrastructure life cycle services.   We partner with our clients to design and build network systems, consolidate and modernize existing infrastructures, improve customer service and reduce the total cost of operations through effective use of industry best practices and performance-based contracting methods. We also support clients with operations management services, sometimes referred to as co-sourcing. Based on our clients’ needs, we may oversee their technical infrastructure, manage their applications and networks, or operate their business processes in accordance with service-level agreements. Through infrastructure support contracts, we also purchase third-party hardware and/or software—commonly referred to as direct materials or rebillables—for integration into the network or application systems we provide.

Systems design, development and integration.   Our services include project management, systems design, network and systems integration, data analysis and integration, software development, database design and development and independent test and evaluation. We analyze system concepts and assess data and information needs, define requirements, develop operational prototypes and integrate complex mission-critical systems and solutions that comply with a client’s enterprise architecture. Based on client requirements, we may design custom-built systems; integrate and implement commercial off-the-shelf solutions, such as those for ERP, supply chain management and case management; or combine both approaches using agile development methods, service-oriented architecture principles and other industry best practices.

Cyber Security.   Our customer base faces an increasingly sophisticated threat from organized, group-based cyber-attacks. We offer a proactive, multi-disciplinary approach to cyber security. Our solutions include security architecture, secure systems integration, cyber security operations and engineering, including security operations centers, offensive cyber tools and methods, information operations, compliance, privacy consulting and training services. We have deployed these offerings for a variety of customers in the national security, health and civilian agency markets, under both stand-alone cyber security contracts and as elements of broad-based infrastructure support contracts.

Domain-specific professional services. We provide mission-specific domain expertise to clients in a number of areas including intelligence analysis, bioinformatics, energy and environmental consulting, and health research. Many of our engagements represent a combination of mission and IT support, and we find that our customers value our ability to apply a deep understanding of their domains with a leading-edge technology perspective.

Our Strengths

Our focus and agility. We are focusing on federal government professional and IT services within attractive market segments. Some of our competitors may be attempting to enter new markets (commercial, products, state and local, international). Given that we have 1.5% market share and that we know how to win work in this space, our strategy is to focus our resources on gaining market share rather than dilute our resources pursuing markets in which we have no footprint or presence today.   We also continue to develop differentiated offerings in our core competencies, in response to demand across our market. Finally, our focus on our strategic objectives ensures prioritized investment in growth, investing our resources into building an industry-leading growth engine.

The second factor that differentiates us is our speed and adaptability of our operations, which allows us to make decisions and implement changes quickly, without going through layers of bureaucracy, allowing us to quickly take advantage of a broad set of opportunities and make internal adjustments that have an immediate impact on efficiency.   Our speed and agility position us to rapidly respond to a fast turn-around task order environment, where 80% of federal IT contracted dollars are expected to flow through as task orders on multiple award vehicles by 2017.

Significant revenue visibility and recurring contract base.   Our backlog of approximately $3.3 billion as of June 30, 2013, which represents more than two times our revenue in fiscal 2013, together with our typical contract length of three to five years, provides us with significant near-term revenue visibility recognizing that we, along with others in our industry, may be impacted by potential revenue reductions that may be triggered by the sequester. We believe that our longstanding relationships with our clients, having served many federal government agencies for over 20 years, as well as our strong customer satisfaction have driven our high re-compete win rate of over 80% for each of the last three fiscal years. We calculate our re-compete win rate based on existing customer contracts that are up for renewal, for which we act as the prime contractor, by dividing the aggregate contract dollar amount won by the aggregate contract dollar amount of existing contracts for which we competed.

Diversified government customer and contract base.   Our revenue profile is diversified across a large number of contracts and federal customers, including more than 250 federal government organizations. We currently have approximately 1,200 contracts, with no contract accounting for 10% or more of revenue and the top ten contracts accounting for less than 28% of revenue in fiscal 2013. In addition, we hold a broad portfolio of strategic contract vehicles that enable us to compete for future work with our federal government customers. In fiscal 2013, approximately 66% of our revenue was generated from contracts under multiple award vehicles including agency-specific indefinite delivery/indefinite quantity contracts, or ID/IQs, blanket purchase agreements, or BPAs, government-wide acquisition contracts, or GWACs, and General Services Administration, or GSA, schedule contracts.

Strong competitive positioning.    We believe we are well positioned to achieve long term growth. A significant portion of our revenue is derived from services that we believe are in priority markets for the U.S. federal government, such as health, cyber security, intelligence, energy and environment, where growth is expected within the larger federal IT space. In addition, we believe our broad base of capabilities, deep domain expertise and reputation for quality should enable us to gain market share. A majority of our revenue is derived from services that we believe to have relatively low budgetary pressure risk, such as mission-critical IT management and national security support work. Additionally, substantially all of our work takes place in the continental U.S., or supporting U.S. bases overseas, which limits our exposure to the troop withdrawal from war zones.

Attractive business model with strong deleveraging profile.   We believe we have an attractive business model characterized by strong and stable cash flow generation. Our low capital expenditure requirements, which have averaged less than 1% of our revenue for the past five fiscal years, are expected to contribute to strong cash flow generation and an attractive deleveraging profile over time.

Industry leading profit margins. Our variable cost base, proprietary pricing, bid and proposal capabilities, excellent contract execution, and careful management of indirect costs have enabled us to generate profit margins at or near the top of our industry. In addition, given that fixed-price and time-and-materials contracts typically offer the potential for higher margins than cost-plus-fee contracts, our diversified contract mix supports these stronger returns.

Employees

As of June 30, 2013, we had approximately 5,600 employees. Our success as a technology and strategic consulting services and solutions company is highly dependent on our ability to attract, develop and retain high quality employees with advanced levels of training and skill, and in many cases, security clearance. Approximately 86% of our employees are professionals or managers with technology or domain expertise. Our professional staff is highly educated, with approximately 24% holding advanced degrees. Approximately 51% of our employees have federal government security clearances, which is an advantage for us in the national security market since personnel who hold security clearances are often a prerequisite to bidding for contracts. We currently have no employees represented by collective bargaining agreements.

Our active recruiting effort is aligned with our operating organizations and relies heavily on employee referrals in addition to a variety of other recruiting methods. Employee referrals accounted for approximately 24% of our new hires in fiscal 2013.

There are a limited number of qualified technology workers with high-level security clearances. To compete effectively for the best available employees, we offer a combination of rewarding job responsibilities, competitive compensation and benefits, and opportunities for merit-based advancement.

Marketing & Sales

We market our services primarily to the U.S. federal government. Our business development and capture process relies upon a cooperative effort between our operating groups and our corporate growth organization to further penetrate existing accounts and to win new competitive procurements in our target markets. Primary responsibility for selling additional services to existing clients, including client account build-out, capture of follow-on work, and pursuit of small and mid-sized new contracts, rests with our operating groups. Within our operating groups we have group growth organizations responsible for the pursuit of new business.

 Responsibility for bidding and winning large competitive procurements, either for new clients or for strategic expansion with existing clients, is shared by our operating groups and our corporate growth organization. We have a team of experienced marketing and sales professionals who perform market intelligence, capture management, strategic pricing, and proposal development. Members of our corporate growth organization work closely with their counterparts in our operating groups as we compete to win new contracts.

Over the past several years, we have invested significant resources in expanding and improving our marketing and sales capabilities. Since fiscal 2011, we have increased our net investment in growth activities by over $20 million. We have launched a number of new initiatives, including implementing a competitive market intelligence and pricing capability; increasing our bid and proposal budgets for capture activities; standing up our group growth organizations, significantly increasing our proposal submittal targets and capacity; developing a more geographically dispersed business base and regional sales capability; and focusing more of our resources on large opportunities. We have also established new training programs to broaden and enhance the level of marketing and sales expertise in our operating groups. These efforts have resulted in a larger qualified pipeline of opportunities, a larger amount of submitted bids within the federal technology and professional services environment. Our pipeline has grown from $48 billion at the end of fiscal 2012 to $73 billion at the end of fiscal 2013, an increase of over 50%. Our fiscal 2013 new business submittals totaled $5.5 billion, an increase of over 100% over fiscal 2012. Our new business submittals for the three months ended June 30, 2013 totaled $2.0 billion. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for ID/IQ contracts or bids submitted as a subcontractor.

Competition

We compete to win single award contracts and multiple award contracts, such as agency-specific ID/IQ contracts, BPAs, GWACs, and GSA schedule contracts. After we win a multiple award contract, we then compete for individual delivery orders under the contract. An individual agency that desires to obtain a product or service typically invites approved providers to compete based on technological or subject matter expertise, resources, price, or some other basis.

We encounter many of the same competitors in our target markets. Some examples of these competitors include:

•	Federal systems integrators such as CACI International Inc., Computer Sciences Corporation, ManTech International Corporation, NCI Inc., Science Applications International Corporation, and ICF International;

•	divisions of large defense contractors such as General Dynamics Corporation, L-3 Communications, Lockheed Martin Corporation, and Northrop Grumman Corporation;

•	consulting firms such as Accenture Ltd., Booz Allen Hamilton Inc., and International Business Machines Corporation; and

•	other smaller and specialized government IT contractors, often receiving advantages under U.S. Small Business Administration programs.

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

The U.S. government market is highly competitive especially in today’s environment where client budgets are constrained and, in many cases, declining, due to the continuing resolution and the sequester.

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

Additionally, small businesses are growing in the government services industry due, in large part, to changes in policy and goals established by the government providing set-aside funds to bidders that qualify as small, small-disadvantaged or minority-owned businesses, or other such programs. We are not eligible to perform as a prime contractor and are restricted to a minority ownership interest and a maximum of 49% of the work as a subcontractor on such programs. We have established teaming relationships or joint ventures with small businesses to enable us to compete on certain contracts.

Backlog

Backlog represents the estimated amount of future revenue to be recognized under existing signed contracts and includes funded and unfunded orders. As of June 30, 2013, we expect to recognize approximately 25% of our backlog as revenue during the next twelve months. For additional discussion of backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the seasonality of our business.

Regulatory Matters

U.S. Government Contracts

The vast majority of our business consists of contracts with the U.S. government, which has a highly structured and regulated competitive procurement process. Our U.S. government contracts are funded by agency budgets that operate on an October-to-September fiscal year. In February or March of each year, the President of the United States presents to Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the executive branch. From February or March through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. If Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, a continuing resolution is typically enacted. A continuing resolution generally allows government agencies to operate at spending levels approved in the previous budget cycle; however, this may delay funding on some of our current programs and possible future contract awards. Further, in some instances, Congress may not enact a continuing resolution which could lead to significant non-reimbursable costs. Due to the structure of the federal budget process, our federal government contracts are typically not fully funded at inception even though these contracts may extend several years into the future. These longer term contracts may also include option years which may not be exercised. Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the government. If such a contract is terminated for convenience, we would typically be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit. However, federal government budget pressures may constrain our ability to recover costs associated with terminations for convenience.

In August 2011, Congress enacted the Budget Control Act, or the Act, which committed the U.S. federal government to significantly reduce the federal deficit over ten years. The Act established caps on discretionary spending through 2021. It also established a Joint Committee of Congress, or the Joint Committee, that was responsible for identifying an additional $1.5 trillion in deficit reductions. The Joint Committee was unable to identify the additional deficit reductions by the deadline, thereby triggering a second provision of the Act called “sequestration.” Sequestration calls for automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period beginning in 2013. We are unable to predict the impact that either identified or automatic cuts would have on funding for our individual programs. Our pipeline of opportunities is expanding and there is great potential to take market share as we hold only 1.5% of an $118 billion addressable market.

When working with U.S. government agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. The Federal Acquisition Regulation, or FAR, which mandates uniform policies and procedures for U.S. government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that may provide implementing language for the FAR or that supplement the FAR, with which we must also comply.

Other federal regulations (a) require certification and disclosure of cost or pricing data in connection with contract negotiations; (b) govern reimbursement rights under cost-based contracts; and (c) restrict the use, dissemination and exportation of products and information for national security purposes. In some cases, these regulations allow the government significant visibility into our financial data. While this is customary in federal government contracting, it may limit the overall profit margins in our business as compared to companies serving customers other than the federal government. However, in comparison with commercial markets, the federal contracting business typically involves longer-term revenue visibility and higher certainty of revenue collection.

For more information on risks relating to U.S. government contracts, see “Risk Factors” included in this annual report on Form 10-K.

Prime Contracts and Subcontracts

We were the prime contractor on contracts representing 90%, 91% and 90% of our total revenue for the fiscal years ended June 30, 2011, 2012 and 2013, respectively. When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex contracts or to more completely address a particular client’s requirements. When we are the prime contractor on a contract, we are ultimately responsible for the overall contract as well as the performance of our subcontractors. Operating as a prime contractor generally positions us to establish better client relationships, exert more control and influence over results, have clearer visibility into future opportunities, and typically earn higher profit margins on our labor. Serving as the prime contractor also subjects us to additional risks and responsibilities. See “Risk Factors” of this annual report on Form 10-K for further discussion.

Single Award Contracts

Under single award contracts with defined statements of work, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Single award federal government contracts accounted for approximately 26%, 28% and 34% of our total revenue for the fiscal years ended June 30, 2011, 2012 and 2013, respectively.

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

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with multiple award contracts, these vehicles have been utilized frequently in the last decade and are held by many contractors. Agency-specific ID/IQs have become increasingly prevalent, particularly in the Defense Department. Access to the relevant vehicles is critical for contractors intending to do business with a specific agency. Task orders under multiple award contracts, including ID/IQs, BPAs and GSA schedule contracts, accounted for approximately 74%, 72% and 66% of our total revenue for the fiscal years ended June 30, 2011, 2012 and 2013, respectively.

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

 Contract profit margins are generally affected by the type of contract. An important part of growing our operating margin is to increase the amount of services delivered under fixed-price contracts, which present more risk to deliver, but may result in higher profit. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Predecessor	Combined	Successor
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	June 30, 2011	June 30, 2012	June 30, 2013

Cost-plus-fee	34%	32%	30%
Time-and-materials	38%	36%	35%
Fixed-price	28%	32%	35%

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

Revenue from services provided as a prime contractor or subcontractor on contracts with federal government clients accounts for approximately 98% of our revenue for the fiscal year ended June 30, 2013. In the federal government market customer relationships involve certain unique risks.

•	A reduction in federal government spending or changes in spending policies or budget priorities. Changes in spending levels and budget priorities may result from changes in U.S. government leadership, the number of and intensity of and strategy related to military conflicts, the size of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, disruptions in the U.S. Treasury bond markets, shifts in spending priorities as a result of competing demands for federal funds, in-sourcing efforts aimed at improving the organic capabilities of the federal government, or other factors.

•	The failure by Congress to pass the annual budget on a timely basis may delay funding we expect to receive from clients on work we are already performing and may result in any new initiatives being delayed, and potentially cancelled.

•	A delay by Congress to raise the amount of U.S. federal government debt. The amount of U.S. federal government debt is limited by statute, and this so-called debt ceiling can only be raised by an act of Congress. If Congress does not timely act to raise the debt ceiling when necessary, federal government spending would be subject to reduction, suspension or cancellation.

•	Automatic across-the-board spending cuts to civil and defense programs as a result of the sequester. Although the Office of Management and Budget recently issued guidance on the implementation of the sequester, the impact the sequester will have on contractors supporting the U.S. federal government remains uncertain. We are not able to predict the impact of budget cuts or automatic spending cuts related to the sequester and expect that budgetary constraints and related concerns will continue to place downward pressure on government spending levels that may reduce, delay or cancel funding for certain of our contracts and programs that may adversely impact our operations, financial results and growth prospects;

•	Federal government contracts generally are not fully funded at inception. These contracts typically span one or more base years and multiple option years. Congress generally appropriates funds for these contracts for only one year at a time. The government generally has the unilateral right to reduce or modify contracts or subcontracts, or decline to exercise an option to renew a multi-year contract.

•	We generally encounter intense competition to win federal government contracts. We spend substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability. Increased competition in the industry may cause some of the services we provide to become “commoditized” and more competitively priced causing downward pressure on profit margins.

•	Many federal government contract award decisions are subject to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract.

•	Government regulations on organizational conflicts of interest, which may limit our ability to compete for or perform certain contracts. The government could determine that an organizational conflict of interest or other conflict of interest, such as a personal conflict of interest, exists. If a conflict is perceived or exists we may be deemed unable to render impartial assistance or advice to the government. Therefore, we may be ineligible to compete for certain procurements as it would create an unfair competitive advantage.

•	Many government contracts require that our employees maintain various levels of security clearances and that we have certain facility security clearances. To the extent we are not able to obtain facility clearances, engage employees with the required security clearances for a particular contract, or maintain connections to controlled government information systems, we may not be able to bid or win new contracts, or effectively re-compete on expiring contracts.

•	Federal government contracts generally allow the government to terminate a contract, with short or no prior notice, for convenience, as well as for default in the event we fail to meet contractual obligations. If a government client terminates one of our contracts for convenience, we would generally be able to recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination for default could expose us to liability for the client’s costs of re-procurement, damage our reputation, and impair our ability to compete for future contracts.

•	Our federal customers may cancel pending solicitations, decline to exercise options on existing contracts, or determine not to allot additional funding to cost-reimbursement contracts despite the fact that we may have incurred costs related to pursuing a particular opportunity. The government may also reduce contract scope pursuant to the Federal Acquisition Regulation, or FAR, “Changes” clause, cancel multi-year contracts if funds are not available for contract performance for a subsequent program year, suspend or delay performance, issue stop work orders, opt not to purchase more than the minimum under an indefinite delivery/indefinite quantity contract, terminate contracts for the Government’s convenience, or not renew programs. With fewer federal funds available, issues once resolved as routine contract administration matters (e.g., requests for equitable adjustments, change orders, economic price adjustments, delay claims, etc.) may increasingly lead to more litigation. Extensive contract terminations or contract scope reductions could require us to lay-off employees and incur significant severance, relocation and facility closing costs, reducing our revenues and margins.

•	In connection with the Small Business Administration, or SBA, set-aside program, the government may decide to restrict certain procurements only to bidders that qualify as small, small-disadvantaged, minority-owned businesses, or other such programs. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a minority ownership interest and a maximum of 49% of the work as a subcontractor on such programs. An increase in the amount of procurements under the set-aside program may affect our ability to bid on new procurements as a prime contractor, or restrict our eligibility to compete on incumbent work that is set aside for small businesses.

Security Threats: Our business could be negatively impacted by cyber security threats, attacks and other disruptions.

Like others in our industry, we continue to face advanced and persistent attacks on our information infrastructure where we manage and store various proprietary information and sensitive/confidential data relating to our operations. These attacks may include sophisticated malware (viruses, worms, and other malicious software programs) and phishing emails that attack our products or otherwise exploit any security vulnerabilities. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of our customers or other third-parties, create system disruptions, or cause shutdowns. Additionally, sophisticated software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the information infrastructure.

We are subject to laws, rules, and regulations relating to the collection, use, and security of user data and are subject us to legislative and regulatory burdens that may require us to notify customers or employees of a data security breach. Persistent information infrastructure and cyber security threats require significant management attention and resources and may expose sensitive personally identifiable and other critical information of our customers, their employees or our own employees, and other parties with whom we conduct business and a loss or misuse of this information, could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber-attack could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers and may impede critical functions. Occurrence of any of these security threats could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results. Given the nature of our work for the federal government, SRA has been subject to attempted cyber security incidents during the reporting period, none of which have been successful or material.

System Failures or Product Defects: If the systems that we install fail or have significant delays or errors, or products or services we supply have defects, we may be liable, which could adversely affect our results of operations and harm our reputation.

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

If our solutions, services, products or other applications have defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	Loss of revenues due to adverse customer reaction;

•	Be required to provide additional services to a customer at no charge or pay re-procurement costs;

•	Receive negative publicity that could damage our reputation and adversely affect our ability to attract or retain customers;

•	Suffer claims for substantial damages against us; and

•	Face material claims for damage to personal property and injuries including loss of life.

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

Internal or External System or Service Failures: Internal or external system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers.

A system or service disruption, including those caused by ongoing efforts to improve our information technology systems and the delivery of services whether through us or through an outsourced service, if not anticipated and appropriately mitigated, could have a material adverse effect on our business. Customer system failures could damage our reputation and adversely affect our revenues and profitability. Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government information. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cyber security threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks.

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

We must comply with laws and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and may impose added costs on our business. These laws and regulations are related to, for example, procurement integrity, disclosure of cost and pricing data, allowability of costs, national security, and employment practices. Failure to comply with any of these regulations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with the federal government. Among the most significant of these regulations are:

•	the FAR and supplements, which regulate the formation, administration and performance of U.S. government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•	the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials;

•	the False Claims Act, which provides for substantial civil and criminal penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and

•	U.S. government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts, including allowable amounts for executive compensation reimbursement.

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

As a government contractor, we are subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA) and the Inspectors General for various agencies with which we contract in the ordinary course of business. These agencies review, among other things, a contractor’s performance under its contracts, cost structure, pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards, including U.S. government Cost Accounting Standards. They also review the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, cost accounting, labor, billing, compensation, other management information systems and indirect rates and pricing practices. A finding of significant control deficiencies in our system audits or other reviews may result in reduced billing rates to our U.S. government customers and withholding of payments on receivables until the control deficiencies are corrected and our remediations are accepted by DCMA, and could also impact the Company’s ability to receive future cost type contract awards.

Our indirect cost audits by the DCAA have not been completed for fiscal 2007 and subsequent fiscal years. Any costs found to be improperly charged or allocated to a government contract or not properly supported with sufficient documentation will not be reimbursed or must be refunded if already reimbursed. SRA maintains reserves based on historical experience for incurred cost audits pending completion. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, unilateral reductions of our fees, suspension of payments, fines and suspension or prohibition from doing business with U.S. government agencies.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2009 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2008 may remain subject to examination by tax authorities. The Internal Revenue Service, or IRS, recently began its examination of our income tax return for fiscal 2011.

Classified U.S. Government Contracts: We have contracts with the U.S. Government that are classified, which may limit investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. government that are subject to security restrictions (classified programs), which preclude the dissemination of information. We are limited in our ability to provide information about these programs, any risks or any disputes or claims relating to such programs.

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

 We often rely significantly upon other companies, such as subcontractors or joint venture partners, to perform work we are obligated to deliver to our clients. Subcontractor costs represent approximately 30% of our total cost of services for fiscal 2013. If our subcontractors or joint venture partners fail to deliver their services or products on time, or violate government contracting policies, laws or regulations, our ability to complete our contracts may be adversely affected which may have a material and adverse impact on our revenue and profitability. If we are the prime contractor and our subcontractors fail to perform as agreed, we may be liable to our customers for penalties, lost profits and additional costs to satisfy our contractual obligations. If our joint venture partners fail in their obligations, the joint ventures may be unable to adequately perform and deliver the contracted services. We may then be required to make additional investments and provide additional services to ensure the performance and delivery of the contracted services. The penalties or payments for lost profits associated with our subcontractors or joint venture partners failing to perform may have a material and adverse effect on our profitability and could have a negative impact on our reputation and ability to procure other government contracts in the future.

Increased Competition and Bid Protests: The current budget-constrained environment may make it more difficult to maintain our financial performance.

We operate in highly competitive markets and our competitors may be larger with greater financial resources and technical staffs or smaller with more specialized engineering, manufacturing and marketing capabilities that are able to concentrate their resources in particular areas. Additionally, we also compete with the U.S. government’s own internal capabilities. Our success depends on our ability to develop services and products that address the changing needs of the customer and provide people and technology needed to deliver these services and products. Additionally, our ability to implement solutions for our customers incorporating new developments and improvements in technology are important to our success. Multi-award contracts require that we make sustained efforts to obtain task orders under the contract.

The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Following award, we may encounter significant expenses, delays, contract modifications, or even loss of the contract if our competitors protest or challenge contracts that are awarded to us.

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

Part of our growth strategy may include pursuing acquisitions. Identification and valuation of acquisition targets and closing complicated transactions involve significant risks to our business. In pricing acquisitions, we may make overly optimistic assumptions of future business growth. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential liabilities of a particular acquisition. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions. Additionally, these transactions often require substantial management resources and may divert our attention away from day-to-day operations.

Integrating acquired operations of the acquisitions we choose to complete is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to retain key employees and successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment. Acquisitions may involve incurrence of additional indebtedness which may constrain further growth and include restrictive financial covenants that, if not complied with, may lead to default. Acquisitions may also increase organizational conflicts of interest, impacting current business and limiting further growth.

In addition, we periodically divest businesses or contracts that are no longer part of our ongoing strategic plan. These divestitures may result in losses on the sale of the business. Additionally, as a part of a transaction, it is customary to agree to certain indemnification obligations related to the divestiture. The indemnification period generally expires one to two years after the transaction date; however fraud and tax indemnifications last longer. If claims or other costs are incurred related to the divestiture, our financial results may be adversely affected.

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

Goodwill and other intangible assets account for approximately 80% of our recorded total assets. Goodwill is allocated to each of our business groups and each group is evaluated separately for impairment annually as of April 1, or more frequently when evidence of potential impairment exists. Trade names are also tested for impairment annually as of April 1, or more frequently when evidence of potential impairment exists. The annual impairment tests are based on many inputs requiring judgment. Given the current industry conditions and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions used in our goodwill and trade names impairment analyses will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or profitability are not achieved, or we experience adverse changes in market factors such as discount rates or valuation multiplies derived from comparable publicly traded companies, we may be required to recognize goodwill or trade names impairment charges in future periods.

In connection with its annual impairment test conducted during the quarter ended June 30, 2013, the Company recorded a $345.8 million non-cash impairment charge, of which $293.9 million relates to goodwill and $51.9 million relates to trade names. The impairment charge reduces goodwill and trade names by approximately 25%. The impairment is the result of lower industry valuation multiples as well as competitive pressures, contract award and funding delays, and uncertainty regarding U.S. federal government budgets. For further discussion of the impairment, refer to Note 3 of our consolidated financial statements as of and for the fiscal year ended June 30, 2013 included in this annual report on Form 10-K.

Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our financial health and operating flexibility.

We have a substantial amount of indebtedness. As of June 30, 2013, we had approximately $1,115.0 million of senior indebtedness comprised of $715.0 million on our senior secured Term Loan B Facility and $400.0 million of the Notes. In addition, we have available approximately $100.0 million of additional borrowing capacity under a five-year senior secured revolving credit facility, or the Revolver. Together the Revolver and the Term Loan B Facility are our “Senior Secured Credit Facilities.”

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company leases its office facilities. At June 30, 2013, the Company had approximately 1.1 million square feet of floor space at approximately 56 separate locations, primarily in the U.S., with facilities located in 19 states and the District of Columbia.

The Company has leased its corporate headquarters at 4300 Fair Lakes Court in Fairfax, Virginia 22033 since 1991. The lease for its headquarters expires on December 31, 2015. In May 2013, the Company entered into a lease agreement to move from its Fairfax, Virginia corporate headquarters to a new location in Chantilly, Virginia at the end of calendar year 2015. The Company has the flexibility to expand or contract space in its new corporate headquarters so long as written notice is given to the landlord prior to December 31, 2013.

Item 3. LEGAL PROCEEDINGS

The Company is subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, payments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local, and foreign governments for taxes. The Company is also involved in various claims, arbitrations and lawsuits arising in the normal conduct of its business, including but not limited to bid protests, various employment litigation matters, contractual disputes and charges before administrative agencies. Although the Company can give no assurance, based upon its evaluation and taking into account the advice of legal counsel, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

As previously reported, on April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)). On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011. The second amended complaint alleges, among other things, that the Board and Dr. Ernst Volgenau breached various fiduciary duties in connection with the structuring, review and approval of the Transaction.  The defendants filed three separate motions for summary judgment on December 21, 2012. The motions were argued on April 4, 2013. On August 5, 2013, the Delaware Court of Chancery granted defendants’ motions for summary judgment on all counts and issued an implementing order dismissing the lawsuit with prejudice. The plaintiff has thiry days from the date of the order to file an appeal.

On April 25, 2011, Andrei Sinioukov filed a lawsuit in the United States District Court for the Eastern District of Virginia (captioned Sinioukov v. SRA Int’l, Inc., et al, Civil Action No. 1:11-cv-447 (E.D. Va. filed Apr. 25, 2011)), purportedly on behalf of himself and other stockholders of the Company, against the Company, the Board of Directors, Providence, Parent and Merger Sub. On July 14, 2011, the Eastern District of Virginia denied the Sinioukov plaintiff’s motion to lift the stay imposed by the court on May 20, 2011 and refused to enjoin the special meeting of stockholders of the Company in respect of the Transaction from proceeding. Once the order by the Delaware Court of Chancery becomes final and unappealable, the Company will move for dismissal of the Sinioukov case.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. All of our issued and outstanding common stock is owned by Sterling Parent, which is wholly-owned by Sterling Holdco. As of August 9, 2013, there were five holders of record of common stock of Sterling Holdco.

Item 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth selected historical consolidated financial and operating data for our business. The selected consolidated financial and operating data are presented for two periods: Predecessor and Successor, which relate to the period from July 1, 2011 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period July 21, 2011 to June 30, 2012 and all periods subsequent to June 30, 2012 (succeeding the Transaction), respectively.

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

	Predecessor				Successor
	Fiscal Year Ended June 30,			July 1, 2011	July 21, 2011	Fiscal Year
				through	through	Ended
	2009	2010	2011	July 20, 2011	June 30, 2012	June 30, 2013
	(dollars in thousands)
Statement of Operations
Revenue	$1,463,931	$1,614,532	$1,704,991	$99,308	$1,575,872	$1,507,722
Operating costs and expenses:
Cost of services	1,104,384	1,224,768	1,283,878	78,550	1,191,256	1,140,014
Selling, general and administrative	221,419	223,385	242,976	13,721	215,369	198,338
Depreciation and amortization of Property and equipment	15,863	16,712	15,432	837	14,186	12,199
Amortization of intangible assets	8,283	7,418	8,551	442	91,551	88,147
Sale of Constella Futures Holding, LLC	(1,939)	1,889	-	-	-	-
Transaction costs (1)	-	-	8,373	68,069	699	-
Impairment of goodwill and other assets	-	-	-	-	-	345,753
Total operating costs and expenses	1,348,010	1,474,172	1,559,210	161,619	1,513,061	1,784,451

Operating income (loss)	115,921	140,360	145,781	(62,311)	62,811	(276,729)
Interest expense	(5,104)	(1,202)	(859)	(19)	(101,715)	(100,777)
Interest income	2,245	1,838	741	13	85	43
Income (loss) from continuing operations before income taxes	113,062	140,996	145,663	(62,317)	(38,819)	(377,463)
Provision for (benefit from) income taxes	44,710	52,075	53,991	(18,462)	(14,768)	(60,169)
Income (loss) from continuing operations	$68,352	$88,921	$91,672	$(43,855)	$(24,051)	$(317,294)
Balance Sheet Data (as of period end):
Cash and cash equivalents	$74,683	$98,113	$171,758	$213,545	$3,647	$5,050
Working capital (2)	192,065	235,416	313,418	315,581	100,531	96,817
Total assets	931,007	944,750	1,133,448	1,179,063	2,088,306	1,626,953
Long-term debt	75,000	-	-	-	1,127,521	1,108,667
Total stockholders’ equity	741,620	771,563	861,043	846,039	475,848	161,169
Other Financial Data:
Net cash provided by (used in):
Operating activities (3)	$90,636	$96,700	$176,575	$43,136	$54,215	$66,825
Investing activities (3)	(142,408)	(1,182)	(115,848)	(1,876)	(1,736,302)	(45,422)
Financing activities(3)	(100,878)	(71,433)	12,821	505	1,472,380	(20,000)
Depreciation and amortization of Property and equipment	15,863	16,712	17,150	940	15,869	13,484
Amortization of intangible assets	8,283	7,418	8,551	442	91,551	88,147
Capital expenditures (3)	(15,057)	(13,366)	(19,493)	(1,876)	(10,741)	(11,791)
Other Operating Data:
Funded backlog (4)	$721,300	$724,400	$778,900	N /A (6)	$776,900	$704,100
Unfunded backlog (4)	3,258,400	3,646,800	3,481,800	N /A (6)	2,818,200	2,580,400
Total backlog (4)	$3,979,700	$4,371,200	$4,260,700	N /A (6)	$3,595,100	$3,284,500

Days sales outstanding (5)	72	69	69	N /A (6)	64	64

(1)	Transaction costs include legal, accounting and other expenses , including accelerated stock compensation expense , incurred in connection with our acquisition by private equity investment funds sponsored by Providence.
(2)	Working Capital is defined as total current as sets (excluding current as sets of discontinued operations ) minus total current liabilities (excluding current liabilities of discontinued operations ).
(3)	Includes results of discontinued opera tions .
(4)	For a discussion of backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Contract Backlog.”
(5)	The DSO at the end of each fiscal year is the fourth quarter DSO. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in exces so f revenue, by revenue per day for the quarter. Revenue per day for a quarter is determined by dividing total revenue by 90 days , adjusted for partial periods related to acquisitio ns and divestitures if necessary.
(6)	This data was not compiled as of July 20, 2011.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows is organized to:

•	provide an overview of our business;
•	describe selected key metrics evaluated by management;
•	explain our critical accounting policies and estimates;
•	describe certain line items in our statements of operations;
•	explain the year-over-year trends in our results of operations; and
•	describe our liquidity and capital resources.

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

Overview

We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our clients by providing IT solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include IT lifecycle services; cloud and mobile computing; cyber security; solutions development and integration; and, strategy development and organizational change management. We also provide mission-specific domain expertise in areas such as intelligence analysis; energy and environmental consulting; and bioinformatics. We currently serve more than 250 federal government organizations, across Civil, Defense, Health and Intelligence, Homeland Security and Law Enforcement, or IHL, markets, many of which we have served for over 20 years. Together, these organizations represent approximately 97%, 98% and 98% of our revenue for fiscal 2011, 2012 and 2013, respectively. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) was over $1.5 billion and $193.9 million for fiscal 2013, respectively. For a reconciliation of Adjusted EBITDA to income from continuing operations, see the section entitled “Items Affecting the Comparability of our Operating Results.”

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

The Transaction was completed on July 20, 2011 for a total purchase price of approximately $1.9 billion. The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from issuance of 11% senior notes, or the Notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of the Predecessor and the Chairman of the Board of the Successor, rolled over equity in the predecessor entity of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. We expect to pay $17 million for this note, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. As of June 30, 2013, $12 million of this note was paid. We entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or the Revolver and together with the Term Loan B Facility, the Senior Secured Credit Facilities. Additionally, we issued $400 million aggregate principal amount of Notes due October 1, 2019.

Presentation

The accompanying consolidated statements of operations and cash flows are presented for the Predecessor and the Successor, which relate to the period from July 1 to July 20, 2011 and all periods preceding July 1, 2011 (preceding the Transaction) and the period July 21, 2011 to June 30, 2012 and all periods subsequent to June 30, 2012 (succeeding the Transaction), respectively.

Non-GAAP Financial Measures

We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor period in the fiscal year ended June 30, 2012 to the results of operations for the fiscal year ended June 30, 2013. Although the combination of the Predecessor income statement for the period July 1, 2011 to July 20, 2011 with the Successor income statement for the period of July 21, 2011 to June 30, 2012 does not comply with generally accepted accounting principles, or GAAP, we believe that it provides a meaningful method of comparison. We have also prepared our discussion of all operating metrics based on the combination of Successor and Predecessor results in the fiscal year ended June 30, 2012 compared to the Successor results in the fiscal year ended June 30, 2013. We believe this combination of results for the Predecessor entity and Successor entity periods facilitates an investor’s understanding of our results of operations and changes in our results of operations by making the two periods more comparable. This combination should not be used in isolation or substituted for the separate Predecessor entity and Successor entity results, nor do the combined results reflect our Predecessor results on a comparative or pro forma basis.

Adjusted EBITDA and gross contribution presented in this section are supplemental measures that are not required by, or presented in accordance with GAAP. These non-GAAP measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income, or any other performance measure derived in accordance with GAAP. In addition, our calculations of these non-GAAP measures may not be comparable to that of other companies. We believe these measure are frequently used by securities analysts, investors, and other interested parties in the evaluation of high-yield issuers, as well as management to assess operating performance.

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

The Budget Control Act of 2011, or the 2011 Act, committed the U.S. federal government to significantly reduce the federal deficit over ten years. The 2011 Act established caps on discretionary spending through 2021 and it also contained a sequester mechanism that imposed automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period. The sequester, which took effect on March 1, 2013, imposed $85 billion of automatic budget cuts in government fiscal year 2013. While we have experienced reductions on certain contracts and delays in procurements as a result of the sequester, the future impact the sequester will have on contractors supporting the U.S. federal government remains uncertain. Certain contracts may be reduced in scope or otherwise have diminished revenues if options are not renewed or contract ceiling is de-obligated due to the sequester.

On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act 2013, or the 2013 Act, which funds discretionary programs through the end of the U.S. federal government’s fiscal year, or September 30, 2013. Additionally, the 2013 Act included specific appropriations for certain government agencies, including the Department of Defense and the Department of Homeland Security. The 2013 Act extended funding for all other agencies and departments at levels consistent with a continuing resolution, under which funding on existing contracts is generally limited to prior government fiscal year levels and new programs are not funded until an appropriations bill or its equivalent is enacted.

U.S. federal government spending is under pressure and the environment has adversely impacted our fiscal 2013 financial performance. Budget uncertainty early in the government’s fiscal year led federal procurement officials to delay contract awards, increasing competition and pricing pressure for new business opportunities in our market. These dynamics have led to lower win rates, erosion in gross margins, and an increase in bid protests, which have further delayed many contract awards.

Despite the uncertainties affecting the government contracting industry, we expect the federal government to make continued investments in areas such as cyber security, operating efficiency, C4ISR, and health care system modernization, and to continue supporting the intelligence community as well as special forces capabilities. We anticipate that earlier delays in contract awards will lead to an acceleration in award activity in the final quarter of the government’s fiscal 2013, our first quarter of fiscal 2014. We have made additional investments of over $20 million in business development, capture and proposal activities since fiscal 2011, while reducing our overall selling, general and administrative, or SG&A, costs through reductions in our indirect labor force, consolidation and reconfiguration of underutilized office space, and reduction of fringe benefits. We believe we are well positioned to gain market share and achieve long-term growth.

Recent Contract Developments

In October 2012, we were informed that we had not won the re-compete of the contract with the Federal Deposit Insurance Corporation, or FDIC. Shortly thereafter we protested the award to a competitor and the government took corrective action. We submitted a new proposal to the government in March 2013 and are awaiting an award decision. The existing contract is funded through August 2013. The FDIC contract accounted for approximately $98 million, or 7%, of revenue and approximately $14 million, or 4%, of gross contribution, or revenue less cost of services, in fiscal 2013.

Discontinued Operations

During fiscal 2011, we made the decision to divest our Era Systems, or Era, and Global Clinical Development, or GCD, businesses. We sold the airport operations solutions, or AOS, component of Era in the second quarter of fiscal 2011 and Era’s foreign air traffic management and military and security component in the second quarter of fiscal 2012. We also sold the GCD business in the first quarter of fiscal 2012. In connection with the sale transactions, we agreed to certain customary indemnification obligations. The general indemnification periods have expired; however, fraud and tax indemnifications last longer.

The Era and GCD businesses are presented as discontinued operations. All financial data contained herein are from continuing operations unless otherwise specified.

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Contract Backlog

We define backlog as our estimate of the remaining future revenues from existing signed contracts. Our backlog includes funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts and de-obligations. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes the contract value under single award ID/IQ contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, government-wide acquisition contracts, or GWACs, or General Services Administration, or GSA, schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.

Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. New contract awards or orders generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Ceiling increases are as a result of upward contract adjustments under existing contracts and increases in scope. “De-obligation” refers to the removal from backlog of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the total contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

	Combined	Successor
(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013

Beginning backlog	$4,260.7	$3,595.1

New contract awards	895.2	1,036.9
Ceiling increases	503.7	521.5
Total contract awards	1,398.9	1,558.4
De-obligations and removals	(389.3)	(416.8)
Net orders	1,009.6	1,141.6
Acquired backlog	-	55.5
Revenue recognized	(1,675.2)	(1,507.7)
Ending backlog	$3,595.1	$3,284.5

Funded	776.9	704.1
Unfunded	2,818.2	2,580.4
Total Backlog	$3,595.1	$3,284.5

A key measure of our business growth is the ratio of gross contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using gross contract orders, was 0.84:1 and 1.03:1 in fiscal 2012 and 2013, respectively.  Our book-to-bill ratio continues to be adversely impacted by the challenging market environment including declining budgets, budget uncertainties, an increased number of protested contract awards, and heightened competition. Despite the environment, we do not believe we are opportunity constrained and have grown our pipeline and increased the total value of proposals submitted. The total value of proposals submitted in fiscal 2013 was $5.5 billion, which is an increase of over 100% from fiscal 2012. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for indefinite delivery/indefinite quantity, or IDIQ, contracts, or bids submitted as a subcontractor. As a result of this activity, we had approximately $2.9 billion of proposals awaiting award decision at June 30, 2013.

Our total backlog of $3.3 billion as of June 30, 2013 included approximately $55.5 million of contract backlog obtained through the acquisition of MorganFranklin Corporation’s National Security Solutions division, or NSS. Our backlog includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2021. Congress often appropriates funds for our clients on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. The U.S. government may cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.

As of June 30, 2013, we expect to recognize approximately 25% of our backlog as revenue within the next twelve months.

Contract Mix

When contracting with our clients, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

•	Cost-plus-fee contracts . Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. In addition, some cost-plus-fee contracts provide for an award fee or incentive fee for meeting the requirements of the contract.

•	Time-and-materials contracts . Time-and-materials contracts provide for a fixed hourly rate for each direct labor hour expended plus reimbursement of allowable material costs and out-of-pocket expenses.

•	Fixed-price contracts . Fixed-price contracts provide for a pre-determined fixed price for specified products and/or services. Fixed-price-level-of-effort contracts are similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. To the extent our actual costs vary from the estimates upon which the price of the fixed-price contract was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss.

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

The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Predecessor	Combined	Successor
	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013

Cost-plus-fee	34%	32%	30%
Time-and-materials	38%	36%	35%
Fixed-price (a)	28%	32%	35%

(a) Includes approximately 4% of revenue earned on fixed-price-level-of-effort contracts.

Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time. As of June 30, 2013, we had approximately 5,600 employees. Direct labor utilization was 78.1%, 79.3% and 80.1% for fiscal 2011, 2012 and 2013, respectively. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. From time to time we may offer discounts to our customers for early payment. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 64 days as of June 30, 2013 and 2012.

Seasonality

Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. The timing of contract awards, the availability of funding from the customer and the incurrence of contract costs are the primary drivers of our revenue recognition and may all be affected by the government’s fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year because our employees usually take relatively more leave for vacations and holidays, which leads to lower revenue and profitability in those quarters. Additionally, we typically give annual raises to our employees in the first half of our fiscal year, while the billing rates on our time-and-materials contracts typically escalate gradually, causing the profitability on these contracts to increase over the course of our fiscal year.

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

Revenue Recognition

Although revenue on most of our contracts is recognized based on objective criteria, revenue on some of our fixed-price contracts is recognized using the percentage-of-completion method of contract accounting which requires significant estimates that may change over time. Fixed price contracts using the percentage-of-completion method were approximately 24% of our revenue in fiscal 2013. The percentage-of-completion method requires estimates of total contract costs, profit and ongoing estimates of progress towards completion. To estimate total contract cost, we must make assumptions related to the outcome of future events for periods which may extend several years. These assumptions include future labor productivity and availability, and the nature and complexity of the work to be performed. We estimate profit as the difference between total contract revenue and total estimated contract cost, and recognize profit over the life of the contract. Unless we determine that there is a more suitable objective measure, we estimate progress towards completion based on costs expended to date in relation to total estimated costs expected upon completion of the contract.

For our cost-plus-award-fee contracts, we recognize the expected fee to be awarded by the customer when there is a basis to reasonably estimate the amount. Estimates of award or incentive fees require estimates that may change over time and are based on prior award experience and communication with the customer regarding performance, including any interim performance evaluations rendered by the customer.

In certain situations, we recognize revenue associated with work performed prior to the completion and signing of contract documents when persuasive evidence of an arrangement exists. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. This revenue is recognized only when it can be reliably estimated and realization is probable. We typically only perform work prior to the completion and signing of contract documents when a relationship with the client already exists and we base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program. As of June 30, 2013, we had approximately $2.1 million of accounts receivable related to revenue recognized on work performed prior to completion or signing of contract documents. We have not historically recognized significant losses related to work performed prior to signing a contract.

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

Accounting for Asset Impairments

Trade names are evaluated for impairment annually during the fourth quarter as of April 1. We assess the potential impairment by comparing the carrying value of the trade names with their estimated fair value, utilizing the relief from royalty method. If the carrying value exceeds the fair value, we recognize a loss based on the excess carrying value over fair value.

Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. We test goodwill for impairment annually during the fourth quarter as of April 1, and between annual tests if events or changes in circumstances indicate the carrying value may not be recoverable. Such events could include, but are not limited to, loss of a key contract, significant underperformance relative to plan or long-term projections, or similar events. The goodwill impairment assessment is separately performed for each of our reporting units. The impairment model prescribes a two-step method for determining goodwill impairment. The first step compares the reporting unit’s estimated fair value to its carrying value. We utilize a discounted cash flow analysis as well as comparative market multiples to determine the fair value of our reporting units. If the carrying value exceeds the estimated fair value, a potential impairment is indicated and we must complete the second step of the impairment test. The second step allocates the fair value of the reporting unit determined in step one to the tangible and intangible assets and liabilities to derive an implied fair value for the reporting unit’s goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment charge is recorded to reduce the carrying value of the goodwill to the implied fair value.

Intangible assets with finite lives are only evaluated for impairment when events or circumstances change that suggest the carrying amount of long-lived assets and intangible assets may not be fully recoverable. We determine whether the carrying value of the long-lived asset is recoverable by comparing the asset’s carrying value to its future undiscounted net cash flows, without interest charges. If impairment is indicated as a result of this review, we recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, which is measured using estimated discounted future cash flows.

As of April 1, 2013, we evaluated trade names for impairment utilizing the relief from royalty method. We recognized a trade name impairment charge of $51.9 million for the amount of book value in excess of fair value.

As of April 1, 2013, we also evaluated goodwill assigned to our four reporting units utilizing a discounted cash flow analysis as well as comparative market multiples to determine the fair value of our reporting units. The carrying values of Civil, Defense and IHL reporting units exceeded their respective fair values, indicating a potential impairment. There was no indication of impairment in the Health reporting unit as its fair value was approximately 50% higher than carrying value. We performed the second step of the goodwill impairment analysis to measure the amount of the impairment charge in our Civil, Defense and IHL reporting units. Based on the results of the step two analysis, we recorded a $293.9 million goodwill impairment charge in fiscal 2013. The impairment is the result of lower industry valuation multiples as well as competitive pressures, contract award and funding delays, and uncertainty regarding U.S. federal government budgets.

Given the goodwill impairment, we assessed the value of future undiscounted net cash flows related to the identified intangible assets with finite lives, without interest charges. We concluded that the carrying amount of the assets did not exceed the future undiscounted net cash flows, and therefore the identified intangible assets were not impaired.

Given the current industry conditions and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions used in our goodwill and trade names impairment analyses will prove to be accurate predictions of the future. If our estimates regarding forecasted revenue or profitability are not achieved, or we experience adverse changes in market factors such as discount rates or valuation multiples derived from comparable publicly traded companies, we may be required to recognize additional impairment charges in future periods.

These impairment charges and our reporting units are discussed in Note 3 of our June 30, 2013 consolidated financial statements included in this annual report on Form 10-K.

Accounting for Stock-Based Compensation

Compensation costs related to our stock-based compensation plans are recognized based on the grant-date fair value of the options and restricted stock granted. In calculating the compensation expense for options granted, we utilize the Black-Scholes-Merton option-pricing model to value the service options and the binomial lattice model to value the performance options. Both models are widely accepted methods to calculate the fair value of stock options; however, the results are dependent on the inputs, two of which, expected term and expected volatility, are dependent on management’s judgment.

For the performance options, the expected term is based upon the probability of three exit event scenarios using the weighted-average outstanding time method. The expected volatility for the plan is based upon the combination of our historical stock volatility as a public company before the announcement of the Transaction and the historical volatility of peer public companies’ stock prices over the expected term of the granted options.

Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and, in turn, on the amount of compensation cost recognized.

Additionally, we are required to estimate future stock option and restricted stock award forfeitures when determining the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture experience since the Transaction is the best basis available to estimate future stock option forfeitures. However, actual forfeitures may differ from the estimates used, and could materially affect the compensation expense recognized.

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

We believe we have adequately provided for any reasonably foreseeable outcome related to our income tax matters, however, our future results may include favorable or unfavorable adjustments to our estimated tax position. To the extent that the expected tax outcome changes, such changes in estimate will impact the income tax provision or benefit in the period in which such determination is made.

Description of Statement of Operations Items

The following is a description of certain line items of our statements of operations.

Revenue

Most of our revenue is generated based on services provided either by our employees or subcontractors. The revenue we earn also includes third-party hardware and software that we purchase and integrate when requested by the client as a part of the solutions that we provide. To a lesser degree, we have developed, licensed and sold software and hardware products to customers. Software licensing and related activity revenue was less than 1% of our annual revenue for each of the last three fiscal years.

Cost of Services

Cost of services includes the direct costs to provide our services and business solutions to clients. The most significant of these costs are the salaries and wages plus associated fringe benefits and facility-related costs of our employees directly serving clients. Cost of services also includes the costs of subcontractors and outside consultants, third-party materials such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other direct costs such as travel expenses incurred to support contract efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, include the salaries and wages plus associated fringe benefits, stock-based compensation and facility-related costs of our employees not performing work directly for clients. Among the functions covered by these costs are business development, information technology services, finance and accounting, growth, contracts, legal, executive management, facilities, human resources and recruiting. Underutilized labor is also included in selling, general and administrative expenses.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment includes depreciation of computers, other equipment and furniture, the amortization of software we use internally and the amortization of leasehold improvements.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of definite-lived intangible assets, including customer relationships, order backlog, developed technology and software development costs.

Transaction Costs

Transaction costs include legal, accounting and other expenses, including accelerated stock compensation expense in fiscal 2012, incurred in connection with our acquisition by private equity investment funds sponsored by Providence.

Impairment of Goodwill and Other Assets

Impairment of goodwill and other assets includes the impairment charges recorded in fiscal 2013 to reduce the carrying value of goodwill and trade names to fair value.

Summary of Financial Results

	Predecessor		Successor	Combined	Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013

Revenue	$1,704,991	$99,308	$1,575,872	$1,675,180	$1,507,722
Operating costs and expenses:
Cost of services	1,283,878	78,550	1,191,256	1,269,806	1,140,014
Selling, general and administrative	242,976	13,721	215,369	229,090	198,338
Depreciation and amortization of property and equipment	15,432	837	14,186	15,023	12,199
Amortization of intangible assets	8,551	442	91,551	91,993	88,147
Transaction costs	8,373	68,069	699	68,768	-
Impairment of goodwill and other assets	-	-	-	-	345,753
Total operating costs and expenses	1,559,210	161,619	1,513,061	1,674,680	1,784,451
Operating income (loss)	145,781	(62,311)	62,811	500	(276,729)
Interest expense	(859)	(19)	(101,715)	(101,734)	(100,777)
Interest income	741	13	85	98	43
Income (loss) from continuing operations before income taxes	145,663	(62,317)	(38,819)	(101,136)	(377,463)
Provision for (benefit from) income taxes	53,991	(18,462)	(14,768)	(33,230)	(60,169)
Income (loss) from continuing operations	91,672	(43,855)	(24,051)	(67,906)	(317,294)
Loss from discontinued operations, net of tax	(25,932)	(1,126)	(4,893)	(6,019)	-
Net income (loss)	$65,740	$(44,981)	$(28,944)	$(73,925)	$(317,294)

	Predecessor		Successor	Combined	Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013

Net cash provided by operating activities (1)	$176,575	$43,136	$54,215	$97,351	$66,825
Net cash used in investing activities (1)	(115,848)	(1,876)	(1,736,302)	(1,738,178)	(45,422)
Net cash provided by (used in) financing activities (1)	12,821	505	1,472,380	1,472,885	(20,000)
Effect of exchange rate changes on cash and cash equivalents (1)	97	22	(191)	(169)	-
Net increase (decrease) in cash and cash equivalents	$73,645	$41,787	$(209,898)	$(168,111)	$1,403

(1) Includes results of discontinued operations in fiscal 2011 and 2012.

Items Affecting the Comparability of Our Operating Results

We define Adjusted EBITDA as GAAP income (loss) from continuing operations plus (i) provisions for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items, such as stock compensation expense, Transaction costs, impairment of goodwill and other assets and other items that do not relate directly to our ongoing operations or which are non-cash in nature. Adjusted EBITDA, or Consolidated EBITDA as is defined in the credit agreement, as presented in the table below is used to determine our compliance with certain covenants contained in our credit agreement. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period-to-period changes in taxes and interest expense, among other things.

	Predecessor	Combined	Successor
	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013

Income (loss) from continuing operations	$91,672	$(67,906)	$(317,294)
Provision for (benefit from) income taxes	53,991	(33,230)	(60,169)
Interest expense, net	118	101,636	100,734
Depreciation and amortization of property and equipment	17,150	16,809	13,484
Amortization of intangible assets	8,551	91,993	88,147
Stock compensation	10,518	2,402	2,836
Severance	1,261	4,859	1,723
Facility exit charge	-	4,417	3,811
Officer compensation and other, net	2,078	10,986	6,353
Transaction costs	8,373	68,768	-
Impairment of goodwill and other assets	-	-	345,753
Subtotal - Adjusted EBITDA before certain items	193,712	200,734	185,378
EBITDA impact of acquisitions	3,750	-	4,139
EBITDA impact of cost savings	2,937	2,459	4,334
Adjusted EBITDA	$200,399	$203,193	$193,851

The following items affect the comparability of our income (loss) from continuing operations period-over-period, and therefore, have been adjusted in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans of the Predecessor and Successor. Stock compensation expense of $9.0 million, $2.4 million and $2.8 million in fiscal 2011, 2012 and 2013, respectively, are included in SG&A expenses in the consolidated statement of operations with the remaining charges in cost of sales.

•	Severance charges incurred to primarily reduce our indirect labor force. The gross charges are included in SG&A expenses in the consolidated statement of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A expenses in the consolidated statement of operations.

•	Certain other non-recurring items including the following:

	Predecessor	Combined	Successor
	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013

Signing and retention bonuses of certain executive officers	$-	$7,695	$1,141
PEP management fees	-	1,658	1,751
Merger and acquisition costs	1,419	405	2,214
Other	659	1,228	1,247
Officer compensation and other, net	$2,078	$10,986	$6,353

•	Transaction costs for accelerated stock compensation expense, accounting, investment banking, legal, severance, and other services related to the Transaction.

•	Impairment of goodwill and trade names as a result of the annual impairment analysis for fiscal 2013.

•	The acquisitions of Platinum Solutions, Inc., or Platinum, in November 2010, SENTECH, Inc., or Sentech, in July 2010 and NSS in December 2012. In calculating Adjusted EBITDA, we add the estimated EBITDA impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded. There was no EBITDA impact for the divestures of Era and GCD as they were reported in discontinued operations.

•	As defined in our credit agreement, cost savings represents the EBITDA impact of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, for the periods presented, the cost savings adjustment represents the estimated EBITDA impact of actions taken to exit underutilized space in certain of our leased facilities and the run-rate cost savings associated with indirect labor reductions.

The impact of these items on our income (loss) from continuing operations is shown in the table above. We present Adjusted EBITDA as an additional measure of our core business performance period over period. Adjustments to loss from continuing operations result in a non-GAAP measure; however, we believe adjustment of the items above is useful as they are considered outside the normal course of our operations and obscure the comparability of performance period-over-period.

Adjusted EBITDA decreased in fiscal 2013 compared to fiscal 2012 due primarily to a decline in direct labor services caused by the federal budget pressures and increasingly competitive market environment. This decline was partially offset by reductions in SG&A expenses as a result of actions taken to align our indirect costs with our volume of business given the challenging market conditions.

Results of Operations

Financial Highlights

Financial highlights or events in fiscal 2013 include:

•	We completed an asset purchase of NSS in December 2012 for $33.6 million.
•	We repaid $20.0 million of borrowings on our Term Loan B Facility during fiscal 2013.
•	Adjusted EBITDA was $193.9 million for fiscal 2013. Adjusted EBITDA margin, excluding the impact of acquisitions, was 12.6%.

Revenue

Revenue decreased 10.0% to $1,507.7 million in fiscal 2013 from $1,675.2 million in fiscal 2012. The decline in revenue was due, in part, to lower materials and other reimbursable costs, which decreased approximately $64.2 million, with the remainder of the decrease due to a decline in labor services. The decline in labor services was primarily due to the competitive market environment, funding reductions on some of our existing programs, and the continued delay of contract awards.

Revenue decreased 1.7% to $1,675.2 million in fiscal 2012 from $1,705.0 million in fiscal 2011. Organic revenue decreased 3.0% and increased 1.3% from acquisitions in the same period. The decline in revenue was primarily due to lower labor services provided by our employees, largely to customers within our Defense and IHL groups. This decrease is due, in part, to the completion of a large IT help desk pilot program in the fourth quarter of fiscal 2011, which contributed approximately $22 million to the decrease.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Predecessor	Combined		Successor
	Fiscal Year Ended	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	June 30, 2011	2012	% Change	2013	% Change

Cost of services	$1,283,878	$1,269,806	(1.1)%	$1,140,014	(10.2)%
Selling, general and administrative	242,976	229,090	(5.7)%	198,338	(13.4)%
Depreciation and amortization of property and equipment	15,432	15,023	(2.7)%	12,199	(18.8)%
Amortization of intangible assets	8,551	91,993	NMF %	88,147	NMF %
Transaction costs	8,373	68,768	NMF	-	NMF
Impairment of goodwill and other assets	-	-	NMF	345,753	NMF

	(as a percentage of revenue)

Cost of services	75.3%	75.8%		75.6%
Selling, general and administrative	14.3%	13.7%		13.2%
Depreciation and amortization of property and equipment	0.9%	0.9%		0.8%
Amortization of intangible assets	0.5%	5.5%		5.8%
Transaction costs	0.5%	4.1%		-%
Impairment of goodwill and other assets	-%	-%		22.9%

NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Predecessor		Combined		Successor
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2011	% of total	2012	% of total	2013	% of total
Direct labor and related overhead	$643,948	50.1%	$621,885	49.0%	$570,995	50.1%
Subcontractor labor	361,589	28.2%	377,657	29.7%	362,955	31.8%
Materials and other reimbursable costs	278,341	21.7%	270,264	21.3%	206,064	18.1%
Total cost of services	$1,283,878		$1,269,806		$1,140,014

Cost of services has decreased since fiscal 2011 due to lower business volume as a result of increased competition and pricing pressures, particularly for new business opportunities in our market. As a percentage of revenue, cost of services decreased in fiscal 2013 compared to fiscal 2012 due to lower materials and other reimbursable costs. Excluding materials and other reimbursable costs, cost of services as a percentage of revenue in fiscal 2013 increased due to reduced margins on direct and subcontracted labor services.

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

SG&A expenses decreased $30.8 million in fiscal 2013 compared to fiscal 2012 and $13.9 million in fiscal 2012 compared to fiscal 2011. Excluding stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section titled “Items Affecting the Comparability of Our Operating Results.”, SG&A expenses decreased approximately $22.1 million in fiscal 2013 compared to fiscal 2012 and approximately $25 million in fiscal 2012 compared to fiscal 2011. The decrease is primarily a result of actions taken to align our indirect costs with our volume of business and maintain competitive cost position in this challenging market environment, partially offset by additional investments in business development, capture and proposal activities. Additionally, fiscal 2013 SG&A expenses benefited from lower incentive compensation expense and changes to our leave policy.

Depreciation and amortization of property and equipment decreased in fiscal 2013 compared to fiscal 2012 as certain enterprise software applications became fully amortized at the end of fiscal 2012.

Amortization of intangible assets decreased in fiscal 2013 as compared to fiscal 2012 as amortization is recorded on an accelerated basis based on the expected benefits of the assets. Amortization of intangible assets increased in fiscal 2012 as compared to fiscal 2011 due to the change in identified intangible assets as a result of the Transaction. For further discussion of the intangible assets, see Note 3 to our consolidated financial statements as of and for the fiscal year ended June 30, 2013 included in this annual report on Form 10-K.

Transaction costs were $68.8 million in fiscal 2012 compared to $8.4 million in fiscal 2011. Transaction costs consisted of accounting, investment banking, legal, acceleration of stock compensation and other costs incurred in connection with our acquisition by private equity investments funds sponsored by Providence.

The Company recorded a goodwill and trade names impairment charge of $345.8 million in fiscal 2013 as a result of the annual impairment analysis. For a detailed discussion of the analysis, see Note 3 to our consolidated financial statements as of and for the fiscal year ended June 30, 2013 included in this annual report on Form 10-K.

Interest

	Predecessor	Combined	Successor
	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013

Interest expense	$(859)	$(101,734)	$(100,777)
Interest income	741	98	43
Interest, net	$(118)	$(101,636)	$(100,734)

Interest expense decreased in fiscal 2013 by $1.0 million compared to fiscal 2012 due to lower outstanding debt as a result of the Term Loan B Facility payments. Interest expense increased in fiscal 2012 by $100.9 million compared to fiscal 2011 due to the debt incurred in connection with the Transaction. Interest expense for fiscal 2013 and 2012 includes amortization of original issue discount and debt issuance costs of $7.1 million and $7.4 million, respectively. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of June 30, 2013, we had fixed the interest rate on all but $65.0 million of our outstanding total debt.

Interest income in fiscal 2011 consists primarily of interest earned on the notes receivable related to the sale of Futures, bearing interest at 6.0% per annum. The buyers of Futures repaid the $15.0 million outstanding balance on the notes in December 2010, and as a result, our interest income has decreased.

Income Taxes

Our fiscal 2013 effective tax rate was a tax benefit of 15.9%, which was impacted by the goodwill and trade names impairment charge recognized in fiscal 2013. Excluding the goodwill and trade names impairment charge, our effective tax rate would have been 43.3%, which is higher than the statutory income tax rate primarily due to retroactive reinstatement of the federal research and development credit to January 1, 2012 and revisions to certain estimates of non-deductible costs in our fiscal 2012 income tax return. We expect our effective tax rate for future periods to be approximately 40%.

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

Our fiscal 2011 effective tax rate was a tax expense of 37.1%, which included tax benefits of $1.4 million related to prior years. These tax benefits primarily relate to deductions for income from qualified domestic production activities and state tax credits and exemptions associated with our status as a Qualified High Technology Company, or QHTC, within Washington, DC. Adjusting for these prior year benefits, our effective tax rate would have been 38.0% in fiscal 2011.

Liquidity and Capital Resources

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets of continuing operations minus current liabilities of continuing operations) as of June 30, 2013 was $96.8 million compared to $100.5 million as of June 30, 2012. As of June 30, 2013, our total unrestricted cash was $5.1 million and our total outstanding debt was $1.1 billion, excluding unamortized discount.

	Predecessor	Combined	Successor
	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013

Net cash provided by operating activities before changes in working capital (1)	$212,479	$19,447	$79,410
Net cash (used in) provided by changes in working capital (1)	(35,904)	77,904	(12,585)
Net cash provided by operating activities (1)	176,575	97,351	66,825
Net cash used in investing activities (1)	(115,848)	(1,738,178)	(45,422)
Net cash provided by (used in) financing activities (1)	12,821	1,472,885	(20,000)
Effect of exchange rate changes on cash and cash equivalents (1)	97	(169)	-
Net increase (decrease) in cash and cash equivalents	$73,645	$(168,111)	$1,403

(1) Includes results of discontinued operations in fiscal 2011 and 2012.

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill the majority of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and tax payments.

Net cash provided by operating activities was $176.6 million, $97.4 million and $66.8 million in fiscal 2011, 2012 and 2013 respectively. In fiscal 2013, the decrease in cash provided by operating activities was due to timing of vendor payments and lower income tax refunds partially offset by improvements in billing and collections of our accounts receivable. In fiscal 2012, the decrease in cash provided by operating activities was primarily due to payments related to the Transaction and interest expense and partially offset by income tax refunds and improvements in billing and collections of our accounts receivable.

Net cash used in investing activities was $115.8 million, $1.7 billion and $45.4 million in fiscal 2011, 2012 and 2013, respectively. Acquisitions of businesses and capital expenditures were the primary uses of cash in investing activities for each of the three years. In fiscal 2013, cash used in investing activities to acquire the assets of NSS was $33.6 million and $11.8 million for capital expenditures. In fiscal 2012, net cash used in investing activities in connection with the Transaction was $1.7 billion, partially offset by proceeds from the sale of Era.

Net cash provided by financing activities was $12.8 million and $1.5 billion in fiscal 2011 and 2012, respectively. Net cash used in financing activities was $20.0 million in fiscal 2013, which relates to repayments on our Term Loan B Facility. The net cash provided by financing activities in fiscal 2012 relates to the Transaction including $1.3 billion of debt incurred and $394.0 million of equity contributions by the PEP Funds. We repaid $140.0 million of this debt during fiscal 2012. Prior to fiscal 2012, our most significant financing activities were borrowings and repayments under our old credit facility. During fiscal 2011, cash provided by financing activities included proceeds from the exercise of stock options and our employee stock purchase plan, offset by payments to repurchase shares of common stock from employees upon the vesting of stock-based awards to cover the statutory tax withholding.

Indebtedness

Our Term Loan B Facility requires quarterly installment payments of approximately $2.2 million per quarter commencing on December 31, 2011. In addition, we are required to make annual payments equal to 75% of excess cash flow, or ECF (as defined in the credit agreement), with a reduction to 50% based upon achievement of a net senior secured leverage ratio, or NSSLR, of less than 3.5x, 25% if less than 2.75x and zero if less than 2.0x. Any required ECF payments are due on October 15 each year.

We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of June 30, 2013, we had no outstanding letters of credit or borrowings under our Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The required ratio decreases over time from less than or equal to 5.5x as of June 30, 2013 to less than or equal to 4.5x as of June 30, 2016. As of June 30, 2013, our net senior secured leverage ratio was 3.7x. We were in compliance with all of our covenants as of June 30, 2013.

We repaid $140.0 million of our Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied our required ECF principal payments for fiscal 2012. We repaid $20.0 million of our Term Loan B Facility in fiscal 2013, which satisfied our required ECF principal payments for fiscal 2013.

The $400.0 million of Notes bear interest at a rate of 11% per annum and mature on October 19, 2019. Interest on the Notes is payable semi-annually. The Notes are redeemable in whole or in part, at our option, at varying redemption prices that generally include premiums. In addition, until October 1, 2014, we may, at our option, redeem up to 35% of the then outstanding aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 111% of the aggregate principal amount thereof.

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

Income Taxes

The Transaction accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of this stock compensation deduction, as well as Transaction costs and tax-deductible interest expense, we do not expect to make any material U.S. federal income tax payments until December 2014.

Off-Balance Sheet Arrangements

As of June 30, 2013, other than operating leases, which are included in the Contractual Obligations table below, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We no longer utilize forward contracts to offset foreign currency exchange rate risk as our foreign operations, Era and GCD, were sold in fiscal 2012. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

For further discussion of our derivative instruments and hedging activities see Item 7A below and Note 9 to our consolidated financial statements as of and for the fiscal year ended June 30, 2013 included in this annual report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2013 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)

Notes	$400,000	$-	$-	$-	$400,000
Term Loan B Facility (a)	715,000	-	80,000	15,000	620,000
Interest on debt	516,476	90,975	176,858	169,210	79,433
Operating lease obligations (b)	248,867	27,662	51,237	36,612	133,356
Total contractual obligations	$1,880,343	$118,637	$308,095	$220,822	$1,232,789

(a)	Includes an estimate of required excess cash flow payments that are due on October 15 each year. This does not include voluntary prepayments of borrowings that we expect to make as they are not required under the credit agreement.
(b)	Includes approximately $3.3 million of future cash payments related to the underutilized space that we exited during fiscal 2012 and 2013.

In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 10 of our June 30, 2013 consolidated financial statements included in this annual report on Form 10-K for additional information regarding taxes and related matters.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, or ASU 2013-02, an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of Accumulated Other Comprehensive Income, or AOCI, in a single note or on the face of the financial statements. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2012, or our fiscal 2014. The adoption of this ASU will not impact our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013, or our fiscal 2015. The adoption of this ASU will not have an impact on our financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in Part I of this annual report on Form 10-K.

Interest Rate Risk

Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016. As of June 30, 2013 we had fixed the interest rate on all but $65.0 million of our outstanding Term Loan B Facility. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.27% at June 30, 2013. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $0.6 million based on the unhedged portion of our senior secured credit facilities outstanding as of June 30, 2013.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are included in this annual report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS & PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this annual report on Form 10-K, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and the board of directors. The age of each individual is as of August 9, 2013.

Name	Position	Age
William L. Ballhaus	President, Chief Executive Officer, Director	46
Richard J. Nadeau	Executive Vice President and Chief Financial Officer	59
Max N. Hall	Executive Vice President - Growth	58
Timothy J. Atkin	Executive Vice President and Chief Administrative Officer	50
Joseph P. Burke	Senior Vice President - Intelligence, Homeland Security and Law Enforcement (IHL)	68
Ernst Volgenau	Chairman of Board of Directors	80
Charles E. Gottdiener	Director	48
Christopher C. Ragona	Director	41

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

Max N. Hall is our executive vice president of Growth having re-joined SRA in September 2012. From September 2010 through August 2012, he was the chief operating officer for Pragmatics, Inc. Mr. Hall originally began employment with SRA in May 1992 where he held numerous roles in the business, the most recent being senior vice president of the Health and Civil Services group.

Timothy J. Atkin was named our executive vice president and chief administrative officer in December 2012. Previously, Mr. Atkin was an executive vice president and chief operating officer from December 2008 to December 2012. Previously, he managed our Global Health business from December 2007 to December 2008 and our Civil Government business from July 2004 to December 2007. Mr. Atkin also started our homeland security and critical infrastructure protection programs. Before joining SRA, Mr. Atkin was a member of the U.S. government Senior Executive Service and Chief of Staff to the Deputy Secretary of the Department of Labor. He was also a director at the National Security Council and served with the U.S. Coast Guard.

Joseph P. Burke is senior vice president of our Intelligence, Homeland Security and Law Enforcement group. Prior to his current role, Mr. Burke served as our senior vice president, Offerings and Products beginning January 2010. Mr. Burke also served as our senior vice president of our marketing and sales department from January 2011 to May 2011. Previously, Mr. Burke served as senior vice president of various other organizations within SRA. Mr. Burke joined SRA in 1992 and has extensive large-scale program management, acquisition and IT systems engineering experience. Prior to joining SRA, Mr. Burke worked as a program manager at CEXEC, Inc., from 1988 to 1992 after a distinguished military career with the U.S. Air Force.

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

Christopher C. Ragona has been a director of the Company since July 2011 and is a managing director of Providence, based in its Providence office. Mr. Ragona is currently also a director of Q9 Networks. Prior to joining Providence in 2007, Mr. Ragona was a vice president with GTCR Golder Rauner, where he worked primarily on investments in the transaction processing, technology services and business process outsourcing industries. Mr. Ragona received a Master of Business Administration from the Stanford Graduate School of Business and a Bachelor of Arts from Duke University.

Charles E. Gottdiener has been a director of the Company since February 2013 and is a managing director Providence, based in its New York office. Mr. Gottdiener is currently a director of Altegrity, Blackboard, Survey Sampling International and Virtual Radiologic. Prior to joining Providence in 2010, Mr. Gottdiener spent seven years at Dun & Bradstreet, where he served in a number of strategy and operating roles, including as president of the global risk, analytics and internet solutions business unit. Mr. Gottdiener received a Master of Business Administration from the Wharton School of the University of Pennsylvania and a Bachelor of Arts from Grinnell College.

Item 11.             EXECUTIVE COMPENSATION

On March 31, 2011, we entered into an Agreement and Plan of Merger with affiliates of Providence Equity Partners L.L.C., or Providence, and on July 20, 2011 we became an indirect wholly-owned subsidiary of Sterling Holdco Inc., or Sterling Holdco, which is controlled by the PEP Funds, which we refer to as the Transaction. The PEP Funds refer collectively to Providence Equity Partners VI LP, or PEP Fund VI, and Providence Equity Partners VI-A LP, or PEP Fund VI-A, each an affiliate of Providence. As a result of the transaction, we are highly leveraged and our equity is not publicly traded. All information presented is for the fiscal year ended June 30, 2013, or fiscal 2013.

DIRECTOR COMPENSATION

Fiscal 2013 Director Compensation

Directors of the Board were not compensated for their services in fiscal 2013. However, in accordance with the Transaction, Providence provides SRA with advisory, consulting, and other services for which SRA pays Providence an annual management fee. In addition to the management fee, SRA is responsible for expenses incurred by Providence in connection with its performance of oversight services. We incurred $1.9 million in management fees and expenses for fiscal 2013.

The compensation for Dr. Ballhaus is fully reflected in the Summary Compensation Table included in this annual report on Form 10-K, and that compensation is solely related to his services as our principal executive officer, or CEO; he does not receive any additional compensation for his service as a director.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction and Overview

This Compensation Discussion and Analysis, or CD&A, describes our compensation philosophy and policies and discusses the Compensation and Personnel Committee’s role in establishing the compensation of our executive officers and oversight of our compensation programs during fiscal 2013. Comprehensive information is provided about the fiscal 2013 compensation for our CEO, principal financial officer, or CFO, and our three other most highly compensated executive officers for fiscal 2013, or collectively, our named executive officers. Our named executive officers for fiscal 2013 were:

William L. Ballhaus (our CEO since July 25, 2011)

Richard J. Nadeau (our CFO);

Deborah H. Alderson (resigned effective as of June 20, 2013);

Max N. Hall;

Timothy J. Atkin; and

Joseph P. Burke.

Compensation Philosophy and Overall Approach to Executive Compensation

Our Board of Directors consists of William L. Ballhaus, Charles E. Gottdiener, Christopher C. Ragona, and Ernst Volgenau.

The goal of our compensation program is to compensate our executives commensurate with individual and company performance. During fiscal 2013, the specific objectives of our executive compensation program were as follows:

•	Support the attainment of our short and long-term financial and strategic objectives and reward executives for continuous improvement in earnings and growth;

•	Be performance-based, with variable pay constituting a significant portion of total compensation;

•	Provide differentiated pay based on executives’ skills, role in the company, and contributions to our performance;

•	Attract, retain, and motivate highly skilled executives by providing a competitive compensation opportunity relative to other companies in our industry and with whom the Company competes for executive talent;

•	Maximize the financial efficiency of the overall program from tax, accounting, and cash flow perspectives;

•	Reinforce a high-performance culture; and

•	Embrace best practice policies to the extent they are supportive of the above objectives.

To achieve these objectives, the Board evaluated our executive compensation program with the goal of setting target compensation at levels the Board believes to be competitive. Our executive compensation program during fiscal 2013 tied a substantial portion of each executive’s overall compensation to Company strategic, financial, and operational goals such as Adjusted EBITDA, defined as GAAP income (loss) from continuing operations plus (i) provisions for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude items, such as stock compensation expense, Transaction costs and other items that do not relate directly to the ongoing operations, revenue, net business orders, and monthly average DSO, in addition to individual goals.

A Stock Incentive Plan and a Restricted Stock Plan have been established by our indirect parent, Sterling Holdco Inc. to provide long-term incentives for our executives and key employees; a merit-based cash incentive plan also exists.

In attracting and retaining our named executive officers, we compete with many other firms in the information technology, consulting, and defense industries. To keep abreast of changing compensation packages of our competitors, prior to making compensation decisions for fiscal 2013 for our named executive officers, we assessed various compensation data using nationally recognized compensation surveys and a peer group analysis.

Components of our Executive Compensation Program

During fiscal 2013, the primary elements of our executive compensation program were:

•	base salary;

•	cash incentives;

•	equity in the form of stock options and/or restricted stock awards;

•	insurance, 401(k) match, and other employee benefits; and

•	in some cases, severance and change in control benefits.

Base Salary

The fiscal 2013 base salaries for our named executive officers were established based on external salary survey data, as well as each executive’s individual performance, compensation history, scope of responsibility, internal equitable treatment, and experience level. While base salaries of our named executive officers were targeted at competitive levels, a significant portion of our named executive officers’ target total direct compensation consisted of cash incentive and equity awards (described below), which are tied to the Company’s financial and operating results as well as individual performance.

The Company underwent a full compensation review and re-design in fiscal 2013. As part of that review, an independent consulting firm reviewed our executive’s job titles and salaries and found them to be aligned with the market.

The base salaries paid to our CEO and other named executive officers for fiscal 2013 and 2012 are shown below:

Name of Executive	Position at end of Fiscal 2013	Fiscal 2013 Salary	Fiscal 2012 Salary	Change from Fiscal 2012
William L. Ballhaus	President, Chief Executive Officer & Director	$840,000	$840,000	0.00%
Deborah H. Alderson	Executive Vice President and Chief Operating Officer (former)	$550,143	$497,000	10.69%
Richard J. Nadeau	Executive Vice President and Chief Financial Officer	$460,032	$447,720	2.75%
Max N. Hall	Executive Vice President – Growth	$400,000	N/A	NA
Timothy J. Atkin	Executive Vice President and Chief Administrative Officer	$386,352	$376,012	2.75%
Joseph P. Burke	Senior Vice President - IHL Group	$336,926	$327,909	2.75%

(1)     Ms. Alderson’s fiscal 2013 salary was $506,112 based on her annual increase or a 1.8% increase over her fiscal 2012 salary. She received an additional salary increase effective December 1, 2012 in conjunction with her appointment to Chief Operating Officer. Ms. Alderson resigned from the Company effective as of June 20, 2013.

Dr. Ballhaus’ fiscal 2013 base salary was determined pursuant to the terms and conditions of the July 20, 2011 employment agreement by and between Dr. Ballhaus and Sterling Holdco as negotiated by the PEP Funds and Dr. Ballhaus.

Dr. Ballhaus recommended base salaries for fiscal 2013 for Ms. Alderson, Mr. Nadeau, Mr. Hall, Mr. Atkin and Mr. Burke. Dr. Ballhaus based these recommendations on each individual’s prior fiscal year salaries, the company’s strategic, operating, and financial performance metrics (which were also applicable to Dr. Ballhaus’ compensation), and individual performance, compensation history, scope of responsibility, internal equitable treatment, external market data, nationally recognized compensation surveys, peer group analysis and experience level.

Annual Cash Incentives

During fiscal 2013, we had an annual cash incentive plan for our named executive officers that was tied to the achievement of Company-wide strategic, operational, and financial goals, as well as individual goals and associated performance referred to as the Individual Incentive Compensation, or IIC. A minimum incentive may be earned at threshold goals, and no payment may be awarded if the threshold goals are not achieved, however the Board is empowered to grant exceptions at their discretion. Additional amounts can be earned when actual performance exceeds target goals.

The cash incentive target for Dr. Ballhaus for fiscal 2013 was determined pursuant to the terms and conditions of his July 20, 2011 employment agreement and based on compensation metrics assessed by the Compensation and Personnel Committee of the Board (the Compensation Committee or Committee).

The minimum, target and stretch metrics for the corporate score for Dr. Ballhaus and other named executive officers for fiscal 2013 were approved by the Committee. These metrics were intended to represent the Committee’s discretionary assessment of above market company performance. In fiscal 2013, the metrics were Adjusted EBITDA, revenue, net orders and monthly average days sales outstanding, or DSO.

For its calculations, the Committee reviewed the Company-wide strategic operational and financial performance metrics compared to the fiscal 2013 Company financial plan as approved by the Committee and qualitative performance measures as established and approved by the Committee at the beginning of fiscal 2013.

The Adjusted EBITDA performance metric establishes the maximum amount of cash incentive that can be earned and paid under the IIC program. If the Company does not meet its minimum EBITDA goal then the annual cash incentives will not be earned or distributed. Conversely, the Adjusted EBITDA metric is not capped, therefore if the Company exceeds its Adjusted EBITDA stretch goal, the named executive officers can earn a metric in excess of 2.0.

Incentive targets for Ms. Alderson, Mr. Nadeau, Mr. Hall, Mr. Atkin and Mr. Burke for fiscal 2013 were recommended by Dr. Ballhaus and were approved by the Committee by setting the overall Fiscal 2013 targets. The percentages reflected Dr. Ballhaus’ assessment of each executive’s individual performance, compensation history, scope of responsibility, experience level, internal equitable treatment, and relevant market data.

The Company’s minimum EBITDA goal was not met in fiscal 2013. Therefore, annual cash incentives were not earned or distributed.

	Base Salary		Cash Incentive Target				Total Cash Target Compensation Mix
Name of Executive	Fiscal 2012	Fiscal 2013	Fiscal 2012%	Fiscal 2012 $	Fiscal 2013%	Fiscal 2013 $	Fiscal 2012	Fiscal 2013
William L. Ballhaus	$840,000	$840,000	100%	$840,000	100%	$840,000	$1,680,000	$1,680,000
Deborah H. Alderson	$497,000	$550,143	80%	$397,600	80%	$440,114	$894,600	$990,257
Richard J. Nadeau	$447,720	$460,032	80%	$358,176	80%	$368,026	$805,896	$828,058
Max N. Hall	N/A	$400,000	N/A	N/A	80%	$320,000	N/A	$720,000
Timothy J. Atkin	$376,012	$386,352	80%	$300,810	80%	$309,082	$676,822	$695,434
Joseph P. Burke	$327,909	$336,926	80%	$262,327	80%	$269,541	$590,236	$606,467

Restricted Stock Equity Awards/Long Term Incentive Program

During fiscal 2013, the Company observed changes in the government contracting environment. The industry is facing a shrinking federal budget, increased competition and delays in program adjudications. The business environment that the Company operates in has changed and that shift materially impacted management’s compensation.

The Company has addressed changes in the industry by reducing fringe costs, decreasing leave benefits, postponing, for one quarter, the merit process and not paying fiscal 2013 bonuses. Considering the volume of change affecting employees and the Company’s desire to retain key personnel, the Board in conjunction with the Board of Sterling Holdco, approved a Long Term Incentive Program, or LTIP, to provide key employees an opportunity to receive restricted stock and/or cash.

Restricted stock was granted pursuant to the Restricted Stock Plan that Sterling Holdco established in Fiscal 2013. Restricted stock is common stock of Sterling Holdco and is subject to vesting conditions and other restrictions. Sterling Holdco issues restricted stock in reliance on Rule 701 of the Securities Act of 1933 (the “Securities Act”), for offers and sales of securities pursuant to compensatory arrangements. In addition to complying with the terms and conditions of the Restricted Stock Plan and related Restricted Stock Agreement, participants are not authorized to resell any restricted stock other than pursuant to an exemption from registration from the Securities Act of 1934.

The amount of restricted stock granted to Dr. Ballhaus was determined by the Sterling Holdco Board. The amount of restricted stock granted to other participants was determined by Dr. Ballhaus under delegated authority of the Sterling Holdco Board. Restricted stock will vest 36 months after the grant date, conditioned upon the participants continued employment with the Company or its subsidiaries for the entire period up to, and including, the vesting date. Additionally, participants agree to certain requirements regarding the nondisclosure of confidential and proprietary information (including information about the Restricted Stock Plan); non-piracy of certain customers and prospective customers; and the non-solicitation and non-hiring of employees. Participants also agree to certain restrictive covenants which restrict the ability during employment, and for twelve months following employment, to hire or solicit certain employees, customers, or prospective customers of the Company or any of its subsidiaries.

If there is a change in control, as defined by the Restricted Stock Plan, the restricted stock will become fully vested.

The Company or any of its subsidiaries may withhold vested shares of common stock (or additional cash from a participant’s salary or bonus) as a way to pay any taxes owed upon vesting. However, if the participant makes an election under Section 83(b) of the federal tax law, the participant must use cash funds from another source to pay all taxes and similar amounts that are required to be withheld or paid by the Company or any of its subsidiaries.

The restricted stock is not transferable, except by will of the testator or the laws of inheritance, or unless approved by the Sterling Holdco Board under the terms of the Management Stockholders Agreement to which participants become a party upon acceptance of the grant. Sterling Holdco may elect (in its sole discretion) to purchase any vested shares of restricted stock after a participant’s employment has terminated.

If the Company pays an extraordinary dividend to its stockholders in cash, participants will receive the dividend, unless otherwise provided by the Company, the terms of the Management Stockholders Agreement, or the terms of the Restricted Stock Agreement. The Company may provide that the dividend will be subject to the same restrictions as the shares of restricted stock, and that cash dividends may be held in custody or otherwise by the Company.

The CEO and other named executive officers received the following grants of restricted stock on June 28, 2013:

Name of Executive	Position at end of Fiscal 2013	Restricted Stock Shares (#)
William L. Ballhaus	President, Chief Executive Officer & Director	850
Richard J. Nadeau	Executive Vice President and Chief Financial Officer	360
Max N. Hall	Executive Vice President - Growth	360
Timothy J. Atkin	Executive Vice president and Chief Administrative Officer	360
Joseph P. Burke	Senior Vice President - IHL Group	200

The Long Term Cash Incentive Plan included key employees as determined by Dr. Ballhaus. Upon continued employment with the Company, the Cash Incentive Plan vests 50% after 24 months and 50% after 36 months, measured from the grant date of June 28, 2013. Awards under the Cash Incentive Plan will immediately vest upon a qualifying change in control event.

Stock Option Awards

Following the consummation of the Transaction, the Sterling Holdco Board adopted an equity incentive plan, or the Stock Incentive Plan, to provide long-term incentives for executives and key employees. Under the Stock Incentive Plan, the equity grants are comprised of 50% service options and 50% performance options. Service options vest 20% per year over a five year period, subject to the participant’s continuous employment with the Company from the grant date to each respective vesting date. Performance options will vest, if at all, upon a “change in control” based on the cash return on investment received by the PEP Funds. For purposes of the Stock Incentive Plan, “change in control” is defined as (i) a sale by the PEP Funds of all or substantially all of the common stock owned by them for cash or (ii) a sale by the Company of all or substantially all of its assets for cash.

In determining the size and nature of stock option grants to our executives and other key employees, the Sterling Holdco Board considered our Company-wide performance, the applicable employee’s performance, external market data, and the expected stock compensation expense computed in accordance with generally accepted accounting principles, or GAAP.

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

In fiscal 2013 the Sterling Holdco Board granted nonqualified stock options under the Stock Incentive Plan to the following named executive officers:

Name of Executive	Service Options	Performance Options	Total
Deborah H. Alderson	800	3,000	3,800
Max N. Hall	1,036	1,036	2,072

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a Company-sponsored 401(k) plan. Named executive officers are eligible to participate in all of our employee benefit plans on the same basis as other employees.

We presently match a portion of employee contributions into our 401(k) plan on a per pay period basis throughout each calendar year. The maximum matching contribution available for any employee during calendar year 2012 was $8,500. The maximum matching contribution available for any employee during calendar year 2013 is $8,750. All employees, including named executive officers, are eligible under the same matching formula.

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

Under the employment agreement, Dr. Ballhaus is entitled to an annual salary of $840,000 and will have a target annual bonus opportunity of 100% of his annual base salary. In connection with his appointment, Dr. Ballhaus was granted $1 million of Sterling Holdco restricted stock, which vests 20% per year on each of the first five anniversaries of his date of employment with the Company, and received a signing bonus of $5,500,000 (subject to repayment if he resigns in his first year of employment). In addition, he was entitled to a $2,000,000 retention bonus on August 31, 2012, based on his continuous employment with the Company through that date. By the terms of his employment agreement, Dr. Ballhaus is also entitled to participate in equity grants under the Stock Incentive and Restricted Stock Plans.

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

The employment agreement with Dr. Ballhaus also contains customary post-employment restrictive covenants, including a perpetual confidentiality obligation and two-year noncompetition and non-solicitation obligations.

Employment Agreement with Richard J. Nadeau

On May 13, 2009, the Company entered into an employment agreement with Richard J. Nadeau, our CFO and Executive Vice President. Pursuant to the employment agreement, Mr. Nadeau is entitled to an annual salary of at least $390,000 and a target annual bonus of up to eighty percent (80%) of his annual salary, subject to periodic adjustments in accordance with procedures of the Compensation and Personnel Committee and the Board of Directors. Mr. Nadeau’s base salary was $460,032 during fiscal 2013.

During his employment term, Mr. Nadeau is eligible to participate in all employee benefit programs that other similarly situated employees are entitled to participate in, subject to the eligibility requirements and other provisions of such programs. Mr. Nadeau is eligible for annual stock option or restricted stock grants based on the sole discretion of the Sterling Holdco Board or Dr. Ballhaus.

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

In the event Mr. Nadeau terminates hi employment for “good reason” within two years of a “change in control,” as defined in Amendment No. 3 to his employment agreement, Mr. Nadeau would be entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) up to 12 months of the Company paid health, dental, and vision coverage under COBRA, on an after tax basis; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; (v) lump-sum cash severance payment equal to Mr. Nadeau’s annual base salary and his target annual bonus; (vi) a prorated annual target bonus for the fiscal year of termination; (vii) up to $25,000 annually of outplacement services for a two year period; and (viii) immediate vesting of all unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after Mr. Nadeau’s termination.

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

Mr. Nadeau’s employment agreement contains customary restrictive covenants, including perpetual confidentiality obligations and noncompetition and non-solicitation obligations. On April 18, 2011, the Company amended Mr. Nadeau’s employment agreement to provide that in the event that Mr. Nadeau’s employment with the Company is terminated for any reason within two years of a “change in control,” the noncompetition covenant in his employment agreement will not apply.

Retention Agreement with Mr. Atkin

On March 23, 2011, the Company entered into a Senior Executive Retention Agreement, or a retention agreement, with Timothy J. Atkin. The retention agreement had an initial effective period of two years and would have automatically renewed for a two year period on the respective anniversary of the effective date thereafter, unless notice of termination was given by us at least six months prior to such renewal date. Notwithstanding the foregoing, the term of the retention agreement would have been automatically extended to expire two years after certain triggering events specified in the retention agreement or a “change in control.” The retention agreement expired on July 20, 2013.

Pursuant to the terms of the retention agreement, if we terminate Mr. Atkin’s employment without “cause” or Mr. Atkin terminates his employment for “good reason,” each as defined in the retention agreement, at any time within two years after a “change in control,” then he will be entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) any other amounts required to be paid or provided of which the executive officer is eligible to receive under any plan, program, policy, or practice; (iv) a lump-sum cash severance payment equal to the executive officer’s annual base salary and target annual bonus; (v) a prorated annual target bonus for the fiscal year of termination; (vi) up to $25,000 annually of outplacement services for a two-year period; (vii) up to 12 months of Company-paid health, dental, and vision coverage under COBRA, on an after tax basis; and (viii) immediate vesting of unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after his termination.

Post-termination payment of base salary, bonus amounts, health benefits, and the immediate vesting of all unvested nonqualified stock options and shares of restricted stock were contingent upon Mr. Atkin executing an agreement releasing us from certain claims related to his employment. These payments were also subject to reduction to the extent any such payments or benefits constitute “parachute payments” within the meaning of Section 280G of the Code would have been subject to the excise tax imposed by Section 4999 of the Code.

Mr. Atkin’s retention agreement contained customary restrictive covenants, including perpetual confidentiality obligations and non-solicitation and non-disparagement obligations.

Severance and Change in Control Benefits

During fiscal 2013, the Company maintained or implemented agreements with each of our named executive officers to provide for certain benefits in the event of a termination of or change in employment following a change in control of the Company.

The change in control benefits under these agreements were structured as “double trigger” benefits, so that severance would be paid only if, upon a change in control, additional events such as termination of employment or loss of position were to occur. In structuring these arrangements, the Company believes a “double trigger” benefit is appropriate to maximize stockholder value because it would prevent an unintended windfall in the event of a friendly change of control, while still providing the executive with appropriate protection in the event a change in control results in the loss of job or position.

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

Clawback Policy Effective For Fiscal 2013

During fiscal 2013, the Company and Sterling Holdco maintained a clawback policy with respect to annual cash incentives and equity grants made to all of our employees, including the named executive officers. Specifically, under the policy, the Board, in all appropriate circumstances, would require reimbursement of any annual cash incentive payment or equity awards made to a plan participant if:

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

Compensation Risk Assessment

The Board believes that the design and mix of our compensation program during fiscal 2013 appropriately encouraged our named executive officers to focus on long-term growth while also serving to attract, retain, and motivate needed talent. The Board believes its approach to setting Company and individual goals with target payouts at multiple levels of performance, encouraged a level of appropriate risk-taking behavior consistent with the Company’s business. The Board also believes it allocated its compensation among base salary, annual cash incentives, and long-term equity compensation during fiscal 2013 in such a way as to not encourage excessive risk-taking.

In its discussions, the Board noted the following attributes of our fiscal 2013 compensation program:

•	There was a balance between short- and long-term financial and strategic objectives, which incentivized managers for continuous improvement in earnings and growth.

•	A significant portion of our management compensation was “at risk” and dependent upon the achievement of specific Company-wide strategic operational and financial goals, as well as individual goals and associated performance that was objectively determined with verifiable results. These corporate goals were pre-established minimum, target, and stretch performance-level goals, with individual metrics and overall maximums.

•	The Board considered other qualitative measures in determining actual compensation payouts.

•	A significant portion of our executives’ total compensation consisted of stock options and restricted stock. The stock option awards consisted of both service options and performance options. The service options vest at a rate of 20% per year on July 20th of each year commencing on July 20, 2012. The performance options will vest at the time of a change in control, if at all. The restricted stock grant for Dr. Ballhaus granted on July 25, 2011 vests at a rate of 20% per year on July 25 each year commencing on July 25, 2012. All other restricted stock grants vest 36 months from the grant date. The Board believes the vesting schedules encourage our executives and other key employees to focus on the Company’s long-term performance.

•	The Company had a clawback policy in place that entitled the Company to require reimbursement of any annual cash incentive payment or equity awards from named executive officers and other recipients if financial results determining incentive payments or equity awards were subsequently the subject of a substantial restatement of the Company’s financial statements filed with the SEC and upon the occurrence of other specified events.

Based on this review and the currently known facts and circumstances, the Board’s belief is that the Company’s compensation policies and practices during fiscal 2013, individually and in the aggregate, did not create known risks that were reasonably likely to have a material adverse effect on the Company.

Stockholder Advisory Vote

The Company did not conduct an advisory stockholder vote on executive compensation. The Compensation and Personnel Committee includes representatives of the owners of a majority of the outstanding shares of the Company and Sterling Holdco.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the fiscal years ended June 30, 2013, 2012, and 2011 earned by or paid to our President and Chief Executive Officer, our Chief Financial Officer, and our three additional most highly-compensated executive officers, referred to as our named executive officers, as determined in accordance with applicable SEC rules (to the extent these individuals were named executive officers for any such years).

Summary Compensation Table

Name & Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (3)	Restricted Stock (3)	Non-Equity Incentive Plan Compensation	All Other Compensation (4)	Total
William L. Ballhaus,	2013	$840,000	$2,000,000	$0	$0	$212,500	$0	$8,750	$3,061,250
President, Chief	2012	$790,192	$5,500,000	$1,000,000	$3,803,158		$546,000	$16,750	$11,656,100
Executive Officer and Director

Richard J. Nadeau,	2013	$460,032	$0	$0	$0	$90,000	$0	$3,834	$553,866
Executive Vice President	2012	$447,720	$0	$35,000	$943,390		$232,814	$508,428	$2,167,352
and Chief Financial Officer	2011	$426,400	$0	$166,317	$258,702		$233,667	$7,928	$1,093,014

Deborah H. Alderson,	2013	$550,143	$0	$0	$3,800,000	$90,000	$0	$14,157	$4,454,300
Executive Vice President and Chief Operating Officer (former)	2012	$302,820	$0	$0	$608,315		$157,648	$0	$1,068,783

Max N. Hall,	2013	$400,000	$0	$0	$2,072,000	$90,000	$0	$0	$2,562,000
Executive Vice President - Growth

Timothy J. Atkin,	2013	$386,352	$0	$0	$0	$90,000	$0	$3,471	$479,823
Executive Vice President and Chief Administrative Officer	2012	$376,012	$0	$35,000	$608,315		$195,526	$108,283	$1,323,136
	2011	$364,000	$0	$117,411	$182,630		$199,472	$4,150	$867,663

Joseph P. Burke,	2013	$336,926	$0	$0	$0	$50,000	$0	$8,541	$395,467
Senior Vice President - IHL Group	2012	$327,909	$0				$170,513		$498,422
	2011		$0				$175,826		$175,826

(1)	Mr. Hall’s fiscal 2013 salary reflects his salary earned since his employment with the company beginning September 10, 2012. On December 1, 2012 Ms. Alderson’s salary was increased from $497,000 to $550,143 in conjunction with her appointment to Chief Operating Officer.
(2)	The bonus for Dr. Ballhaus of $2,000,000 represents a one-time retention bonus pursuant to the terms and conditions of his July 20, 2011 employment agreement.
(3)	The amounts in these columns represent the aggregate grant date fair value computed in accordance with ASC 718. The grant date fair value of our stock awards was the fair value of the Company’s stock on the date of grant. Assumptions used in the calculation of the grant date fair value of our option awards are included in Note 5 of our Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.
(4)	For fiscal 2013, the 401(k) company matching contributions include the per pay period matching contributions for income earned from July 1, 2012 through June 30, 2013. For all named executive officers listed, the fiscal 2013 amount consists of 401(k) company matching contributions.

Grants of Plan-Based Awards

The following table sets forth information regarding cash incentive awards, stock options and restricted stock granted to our named executive officers as of June 30, 2013.

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date fair Value of Stock and Option Awards ($)(4)
Name of Executive	Grant Date (1)	Threshold ($)(2)	Target ($)(2)	Maximum ($)(2)
William L. Ballhaus	N/A		$840,000	$0
	2/9/2012	$0	$0	$0		14,392	$1,000	$3,803,158
	5/16/2012	$0	$0	$0	1,000			$1,000,000
	6/28/2013				850			$212,500

Deborah H. Alderson	N/A		$440,114	$0
	2/9/2012	$0		$0		2,302	$1,000	$608,315
	12/1/2012	$0		$0		3,800	$1,000	$3,800,000

Richard J. Nadeau	N/A		$368,026	$0
	7/1/2011	$0		$0	1,129			$35,000
	2/9/2012	$0		$0		3,570	$1,000	$943,390
	6/28/2013				360			$90,000

Max N. Hall	N/A		$320,000
	11/7/2012					2,072	$1,000	$2,072,000
	6/28/2013				360			$90,000

Timothy J. Atkin	N/A		$309,082	$0
	7/1/2011	$0		$0	1,129			$35,000
	2/9/2012	$0		$0		2,302	$1,000	$608,315
	6/28/2013				360			$90,000

Joseph P. Burke	N/A			$0
	6/28/2013				200			$50,000

(1)	Equity grants made to the executive officers effective July 1, 2011 were granted under the SRA International, Inc. 2010 Incentive Plan. A pro-rata portion of these grants became fully vested and converted into a right to receive a cash payment of $31.25 per share in connection with the Transaction. Equity grants made to the executive officers under the Stock Incentive Plan effective February 9, 2012 were based upon the Sterling Holdco Board’s discretion.
(2)	The amount set forth in the “target” column represents the target annual cash incentive plan payment established for each named executive officer, and for Ms. Alderson, prorated for her length of employment in fiscal 2012. The actual amount earned under our annual cash incentive plan by each of the named executive officers for fiscal 2012 performance was as follows: Dr. Ballhaus, $546,000; Richard Nadeau, $232,814; Deborah Alderson, $157,648; and Timothy Atkin, $195,526. The actual amount earned under our annual cash incentive plan by each of the named executive officers for fiscal 2013 was $0. A complete description of our annual cash incentive plan, and the determination of the target amounts for each named executive officer, is found in the Compensation Discussion and Analysis of this annual report on Form 10-K, in the section entitled “Annual Cash Incentives.”
(3)	Amounts in these columns reflect restricted stock and options granted to named executive officers in fiscal 2013 and 2012 subsequent to the Transaction.
(4)	The amounts in these columns represent the aggregate grant date fair value computed in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and restricted stock awards held by our named executive officers as of June 30, 2013.

Outstanding Equity Awards at Fiscal Year End

		Option Awards				Restricted Stock
Name of Executive	Grant Date	Number of Shares Underlying Unexercised Options Exercisable (#)(1)	Number of Shares Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares that Have Not Vested (#)(3)	Market Value of Shares that Have Not Vested ($)(4)
William L. Ballhaus	6/28/2013					850	$212,500
	2/9/2012	1,439	12,953	$1,000	2/9/2022
	5/16/2012					800	$200,000

Deborah H. Alderson	2/9/2012	230	0	$1,000	2/9/2022
	12/1/2012	160	0	$1,000	12/1/2022

Richard J. Nadeau	6/28/2013					360	$90,000
	2/9/2012	357	3,213	$1,000	2/9/2022

Max N. Hall	6/28/2013					360	$90,000
	11/7/2012	207	1,865	$1,000	11/7/2022

Timothy J. Akin	6/28/2013					360	$90,000
	2/9/2012	230	2,072	$1,000	2/9/2022

Joseph P. Burke	6/28/2013					200	$50,000
	2/9/2012	173	1,555	$1,000	2/9/2022

(1)	The stock options grants are composed of 50% “service options” and 50% “performance options”. Service options vest in five equal installments on July 20 each year commencing on July 20, 2012, subject to the option holder’s continued employment or service with the Company. The performance options vest at the time of a change in control, if at all, based upon the cash return to the PEP Funds from its investment in the Company

(2)	The service and performance options expire 10 years from the date of grant.

(3)	The restricted stock options vest after three years from grant date of June 28, 2013.

(4)	Based on $250 per share, the fair value of the Company’s stock on June 30, 2013.

Stock Option Exercises and Restricted Stock Vesting

The following table provides information on (1) stock option exercises by the named executive officers during fiscal 2013, including the number of shares acquired upon exercise and the value realized, and (2) the number of shares acquired upon the vesting of restricted stock awards held by the named executive officers in fiscal 2013 and the value realized. In fiscal 2013, there were no stock options exercised.

Option Exercises and Stock Vested – Fiscal 2013

	Option Awards		Stock Awards
Name of Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William L. Ballhaus	0	$0	135	$135,000
Deborah H. Alderson	0	0	0	0
Richard J. Nadeau	0	0	0	0
Max N. Hall	0	0	0	0
Timothy J. Atkin	0	0	0	0
Joseph P. Burke	0	0	0	0

Potential Payments upon Termination or Change in Control

The Company entered into employment or retention agreements that, by their terms, will require the Company to provide compensation and benefits to its named executive officers if their employment terminates or they resign under specified circumstances or upon a change in control.

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that the employment terminated on June 30, 2013 and the named executive officer does not become employed by a new employer or return to work for the Company. The Company also assumes that none of payments to which the named executive officers would have become entitled would be reduced as a consequence of such payments being considered “parachute payments” under Section 280G of the Code and subject to the excise tax under Section 4999 of the Code.

Involuntary Termination (Absent a Change in Control)

Dr. Ballhaus. If Dr. Ballhaus’ employment had been terminated effective as of June 30, 2013 by the Company without “cause” or by him with “good reason,” each as defined in the employment agreement, Dr. Ballhaus will be entitled to: (i) any earned but unpaid compensation or benefits; (ii) cash severance equal to two times the sum of his base salary and target bonus opportunity as of his termination date; (iii) a pro rata bonus payment for year of termination; (iv) the retention and signing bonuses, if unpaid as of the termination date; (v) continued medical coverage for 18 months following his termination of employment; and (vi) vesting of an additional 20% installment of his restricted stock award granted May 16, 2012.

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

Mr. Nadeau. If Mr. Nadeau’s employment had been terminated effective as of June 30, 2013 by the Company without “cause,” as defined in his employment agreement, Mr. Nadeau would have been entitled to the following severance benefits pursuant to his employment agreement as amended: (i) all wages earned but unpaid prior to the termination date, payable within 60 days of termination; (ii) all accrued but unused personal leave, payable within 60 days of termination; (iii) distributions under the deferred compensation plan, if Mr. Nadeau participated in such plan; (iv) cash severance equal to the sum of two times his base salary and two times his target annual bonus as of his termination date and (vi) for 18 months, the monthly amount equal to the cost of COBRA coverage, each payable in accordance with our normal payroll practices then in effect.

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

If Mr. Nadeau’s employment had been terminated effective as of June 30, 2013 by him with “good reason,” as defined in his employment agreement, Mr. Nadeau would have been entitled to the following severance benefits: (i) all wages earned but unpaid prior to the termination date, payable within 60 days of termination; (ii) all accrued but unused personal leave, payable within 60 days of termination; (iii) distributions under the deferred compensation plan, if Mr. Nadeau participated in such plan; (iv) 12 months of his base salary and (vi) for 12 months, the monthly amount equal to the cost of COBRA coverage, each payable in accordance with our normal payroll practices then in effect.

Mr. Atkin. By the terms of his retention agreement, Mr. Atkin is not entitled to any payments in the event of his termination absent a change in control.

Estimate of Benefits upon an Involuntary Termination (Absent a Change in Control). The following table sets forth an estimate of the benefits that would have accrued to Dr. Ballhaus in the event that he experienced an involuntary termination on June 30, 2013.

Benefit to Dr. Ballhaus	Estimated Value ($)
Vesting of options and restricted shares (1)	$83,750
Cash severance payment (2)	$3,360,000
Pro rata bonus (3)	$840,000
Continuation of benefits for 18 months (4)	$26,407
Total potential payments	$4,310,157

(1)	Based on the sum of the previously vested 135 restricted shares and the vesting of additional 20% installment of restricted stock grant, or 200 restricted shares, multiplied by $250, the fair value of the Company’s stock on June 30, 2013, and, in the case of options, after deducting the aggregate exercise price of the options that vest. Due to the fact that the strike price for the options was $1,000 and the current fair value of the shares is $250, there is no value related to the options for Dr. Ballhaus.
(2)	Reflects two times the sum of Dr. Ballhaus’ annual salary of $840,000 as of June 30, 2013 and his target annual bonus for fiscal 2013 of $840,000.
(3)	Based on his fiscal 2013 bonus target of $840,000.
(4)	Based on employer cost of COBRA premiums in effect on the last day of fiscal 2013.

The following table sets forth an estimate of the benefits that would have accrued to Mr. Nadeau in the event that he experienced an involuntary termination by the Company without “cause” on June 30, 2013.

Benefit to Mr. Nadeau	Estimated Value ($)
Cash severance payment (1)	$1,656,115
Continuation of COBRA for 18 months (2)	$26,118
Unvested annual cash incentives (3)	—
Total potential payments	$1,682,233

(1)	Reflects two times the sum of Mr. Nadeau’s annual salary of $460,032 as of June 30, 2013 and his target annual bonus for fiscal 2013 of $368,026.
(2)	Based on employer cost of COBRA premiums in effect on the last day of fiscal 2013.
(3)	Beginning in fiscal 2009, all annual cash incentives were paid out at 100%. There is no unvested portion as of June 30, 2013.

The following table sets forth an estimate of the benefits that would have accrued to Mr. Nadeau in the event that he terminated employment with the Company for “good reason” on June 30, 2013.

Benefit to Mr. Nadeau	Estimated Value ($)
Base salary continuation	$460,032
Continuation of COBRA for 12 months (1)	$17,412
Unvested annual cash incentives (3)	—
Total potential payments	$477,444

(1)	Based on employer cost of COBRA premiums in effect on the last day of fiscal 2013.
(2)	Beginning in fiscal 2009, all annual cash incentives were paid out at 100%. There is no unvested portion as of June 30, 2013.

Involuntary Termination Following a Change in Control

Dr. Ballhaus. If Dr. Ballhaus’ employment had been terminated effective as of June 30, 2013 by the Company without “cause” or by him with “good reason,” within two years of a “change in control”, Dr. Ballhaus will be entitled to: (i) any earned but unpaid compensation or benefits; (ii) cash severance equal to three times the sum of his base salary and target bonus opportunity as of his termination date; (iii) a pro rata bonus payment for year of termination; (iv) the retention and signing bonuses, if unpaid as of the termination date; (v) continued medical coverage for 18 months following his termination of employment; and (vi) full vesting of his restricted stock award granted on May 16, 2012.

Mr. Nadeau. Pursuant to an amendment to Mr. Nadeau’s employment agreement effective March 23, 2011, Mr. Nadeau would be entitled to the following severance benefits if his employment was terminated effective as of June 30, 2013 by him for “good reason” within two years of a “change in control”: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) up to 12 months of the Company paid health, dental, and vision coverage under COBRA, on an after tax basis; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; (v) lump-sum cash severance payment equal to Mr. Nadeau’s annual base salary and target annual bonus; (vi) a prorated annual target bonus for the fiscal year of termination; (vii) up to $25,000 annually of outplacement services for two year period; and (viii) immediate vesting of all unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after Mr. Nadeau’s termination.

The definition of “good reason” is described in “—Involuntary Termination (Absent a Change in Control)—Mr. Nadeau.”

Mr. Atkin. If the employment of Mr. Atkin had been terminated effective as of June 30, 2013 within two years of a change in control by the Company without “cause” or by the executive officer with “good reason,” each as defined in his respective retention agreement, the executive officer would have been entitled to the following severance benefits: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) any other amounts required to be paid or provided of which the executive officer is eligible to receive under any plan, program, policy, or practice; (iv) a lump-sum cash severance payment equal to the executive officer’s annual base salary and target annual bonus; (v) a prorated annual target bonus for the fiscal year of termination; (vi) up to $25,000 annually of outplacement services for a two-year period; (vii) up to 12 months of Company-paid health, dental, and vision coverage under COBRA, on an after tax basis; and (viii) immediate vesting of unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after the executive officer’s termination.

Under the retention agreement, “cause” generally means: (x) the willful and continued failure by the executive to perform substantially all of his duties with the Company after a demand for substantial performance is delivered to the executive by the Board; or (y) the willful engaging by the executive in criminal conduct that is materially and demonstrably injurious to the Company. In addition, “good reason” generally means: (i) a material adverse change in the executive’s title, duties, position, responsibilities, or compensation; (ii) the assignment of duties materially inconsistent with the executive’s duties as of the effective date of the agreement; (iii) a material change in the executive’s principal place of employment such that the executive’s commuting distance increases by more than 25 miles; (iv) a material breach of the agreement by the Company; or (v) failure by the Company to obtain written assumption of agreement by a purchaser or successor following a change in control.

In addition, for purposes of the retention agreement, “change in control” generally means the occurrence of any of the following: (i) a new significant stockholder acquires more than 35% of the voting power of the company, subject to certain exceptions; (ii) a material change in the composition of our Board of Directors; or (iii) a merger, reorganization, asset sale, or similar transaction, subject to certain exceptions. Note that the Transaction constituted a “change in control” under the retention agreement.

Estimate of Benefits upon an Involuntary Termination Following a Change in Control. The following table sets forth an estimate of the benefits that would have accrued to all named executive officers in the event that they experienced an involuntary termination on June 30, 2013 following a change in control. Ms. Alderson resigned from the Company on June 20, 2013.

Name of Executive	Salary (other than accrued amounts)	Target Bonus	Prorated Bonus	Equity Awards (1)	Deferred Compensation	Other (2)	Total
William L. Ballhaus	$2,520,000	$2,520,000	$840,000	$212,500	$0	$26,407	$6,118,907
Deborah H. Alderson	0	0	0	$0	$0	0	0
Richard J. Nadeau	$460,032	$368,026	$368,026	$90,000	$0	$67,412	$1,353,496
Max N. Hall	$400,000	$320,000	$320,000	$90,000	$0	$66,436	$1,196,436
Timothy J. Atkin	$386,352	$309,082	$309,082	$90,000	$0	$56,033	$1,150,549
Joseph P. Burke	$336,926	$269,541	$269,541	$50,000	$0	$70,088	$996,096

(1)	Based on the number of shares that vest multiplied by $250, the fair value of the Company’s stock on June 30, 2013, and in the case of options, after deducting the aggregate exercise price of the options that vest. Due to the fact that the strike price for equity shares was $1,000 and the current value of the shares is $250, there is no value for Dr. Ballhaus. The value of the restricted stock was calculated by multiplying the number of shares by $250, the fair value of the Company's stock on June 30, 2013.
(2)	For Dr. Ballhaus, amount includes benefits continuation for 18 months based on employer cost of premiums and other benefit costs in effect on the last day of fiscal 2013. For the other executives, amounts include benefits continuation for 12 months based on employer cost of premiums and other benefit costs in effect on the last day of fiscal 2013 and outplacement services of $50,000.

Change in Control

Under their respective employment agreements, Dr. Ballhaus and Mr. Nadeau would have also been eligible for certain additional benefits in the event our Company had experienced a change in control on June 30, 2013 and certain conditions described below were met, regardless of whether their respective employments had been terminated.

Dr. Ballhaus.   In the event of a change in control on June 30, 2013, Dr. Ballhaus would have been eligible to receive full vesting of his $1,000,000 restricted stock award.

Mr. Nadeau. In the event of a change in control on June 30, 2013, Mr. Nadeau would have been eligible to receive the following benefits, as applicable:

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

	Estimated Value 80% (1)	Estimated Value 100% (1)
Richard J. Nadeau	—	—

(1)	Based on the number of options that vest multiplied by $250, the fair value of the Company’s stock on June 30, 2013, after deducting the aggregate exercise price of the options that vest. Since the exercise price of $1,000 exceeds the fair value of $250, the intrinsic value of the options as of June 30, 2013 is $0.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All members of Board functioned as the Compensation and Personnel Committee during fiscal 2013.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our issued and outstanding common stock is owned by Sterling Parent, which is wholly-owned by Sterling Holdco.  The following table sets forth information regarding the beneficial ownership of Sterling Holdco’s common stock as of August 9, 2013 by each person known to beneficially own more than 5% of the common stock of Sterling Holdco.  At August 9, 2013, there were 514,268 shares of common stock of Sterling Holdco outstanding.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)(2)	Percentage of Common Stock Outstanding
5% Beneficial Owners:
Providence Equity Partners VI LP (3)	281,425	54.8%
Providence Equity Partners VI-A LP (3)	96,814	18.8
Ernst Volgenau (5)	120,000	23.3

Directors and Named Executive Officers:
William L. Ballhaus	3,146	*
Timothy J. Atkin	460	*
Richard J. Nadeau	714	*
Joseph Burke	346	*
Max N. Hall	414	*
Deborah H. Alderson(4)	390	*
Ernst Volgenau (5)	120,000	23.3
Christopher C. Ragona	-	-
Charles E. Gottdiener	-	-

All Directors and Executive Officers as a Group	125,470	24.4

(1)	The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after August 1, 2013 through the exercise of any stock option or other right.
(2)	Includes the following number of shares of common stock issuable upon exercise of service options: William L. Ballhaus, 2,878, Timothy J. Atkin, 460; Richard J. Nadeau, 714; Joseph Burke, 346; Max N. Hall, 414; and Deborah H. Alderson, 390.
(3)	Providence exercises voting and investment authority over all of such securities owned by affiliates of Providence. The address for Providence is 50 Kennedy Plaza, 18 th Floor, Providence, Rhode Island 02903.
(4)	Deborah H. Alderson resigned from the Company on June 20, 2013.
(5)	Ernst Volgenau has sole voting and dispositive power over such shares. The address for The Volgenau Rollover Trust is c/o SRA International, Inc., 4350 Fair Lakes Court, Fairfax, Virginia 22033.

“ * ” means less than 1% as a percentage of common stock outstanding.

“ - ” means no shares of Sterling Holdco are held by such individuals.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $1.8 million and $1.9 million in management fees and expenses for the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively.

As of June 30, 2012, a Providence affiliate owned $11.7 million of the Company’s Term Loan B Facility. As of June 30, 2013, the Providence affiliate had sold all of its interest in the Company’s Term Loan B Facility. Interest payments of approximately $1.0 million and $0.4 million were made for this portion of the Term Loan B Facility during the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively.

In connection with financing the Transaction, the Volgenau Rollover Trust was issued a promissory note for a principal amount up to $30 million at an annual interest rate of 4.25 percent, repayable solely based on proceeds from planned divestitures. This note is expected to be settled for $17 million, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. As of June 30, 2013, $12 million of this note was paid.

The spouse of former Executive Vice President and Chief Operating Officer, Deborah H. Alderson, is employed by EMC Corporation, a company SRA contracts with for information technology equipment and services. In his position as Public Sector Business Strategist, Mr. Alderson receives sales based commissions. It is not clear how much commission, if any, Mr. Alderson received related to the sales between SRA and EMC, however, the Company does not believe the commission to be material.

Kathleen Yoshida, the daughter of Mr. Burke, is employed by the Company as a director. For fiscal 2013, her salary and other compensation paid by the Company totaled $0.2 million. Ms. Yoshida participates in the Company’s 401(k) plan and is eligible to receive matching contributions in accordance with Company policy, and received an annual equity award in fiscal 2013 in an amount consistent with the fiscal 2013 equity award grants made to similarly situated employees.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the period from July 21, 2011 through June 30, 2012 and fiscal 2013 were $8.2 million and $7.6 million, respectively.

As of June 30, 2012, there were no amounts due from related parties and $0.9 million due to related parties, which was included in the accompanying consolidated balance sheet. As of June 30, 2013, there were no amounts due from related parties and $0.1 million due to related parties, which was included in the accompanying consolidated balance sheet.

Director Independence

SRA International, Inc. is a privately-held corporation. All of SRA’s outstanding common stock is owned by Sterling Parent, which is wholly-owned by Sterling Holdco. Mr. Ragona and Mr. Gottdiener are not independent because of their affiliations with funds which hold more than 5% equity interests in Sterling Holdco. Dr. Ballhaus is not an independent director because Dr. Ballhaus is currently employed by the Company. Dr. Volgenau is not an independent director because he currently holds more than 5% equity interest in Sterling Holdco and is an employee of the Company.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table shows the fees for professional audit services rendered by KPMG LLP, or KPMG, for the audit of our annual financial statements and review of our interim financial statements for the fiscal years ended June 30, 2013 and 2012, and fees for other services rendered by KPMG and Deloitte & Touche LLP, or Deloitte, for the same periods, while those firms were the Company’s Registered Public Accounting Firm.

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	June 30, 2013	June 30, 2012
Audit Fees (1)	$862,000	$731,000
Audit Related Fees (2)	15,000	363,000
Tax Fees (3)	68,000	-

Total Fees	$945,000	$1,094,000

(1)	“Audit fees” consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	“Audit-related fees” in fiscal 2013 related to consent procedures performed by Deloitte related to the fiscal 2013 Form 10-K. Fiscal 2012 fees related to the Transaction and our Registration Statement filed on Form S-4 with the Securities and Exchange Commission.

(3)	“Tax fees” in fiscal 2013 related to professional foreign tax services provided by KPMG.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the report:

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.		Description

3.1	*	Amended and Restated Articles of Incorporation of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

3.2	*	Amended and Restated By-laws of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

4.1	*	Indenture, dated July 20, 2011, by and between Sterling Merger Inc. and Wilmington Trust, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.2	*	Supplemental Indenture, dated July 20, 2011, by and among SRA International, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.3	*	Second Supplemental Indenture, dated February 3, 2012, by and among SRA International, Inc. and Wilmington Trust, National Association (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

4.4	*	Form of SRA International, Inc.’s 11% Senior Notes due 2019 (included in the Indenture filed as Exhibit 4.1) (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.5	*	Registration Rights Agreement, dated July 20, 2011, by and between Sterling Merger Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.6	*	Joinder Agreement to the Registration Rights Agreement, dated July 20, 2011, by and among SRA International, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.1	*	Form of Senior Executive Retention Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2011)

10.2	*	Employment Agreement, dated May 3, 2009, by and between the Company and Richard Nadeau (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2009)

10.3	*	Amendment No. 1 to the Employment Agreement by and between the Company and Richard Nadeau, dated March 23, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2011)

10.4	*	Amendment No. 2 to the Employment Agreement by and between the Company and Richard Nadeau, dated April 18, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2011)

10.5	*	Amendment No. 3 to the Employment Agreement by and between the Company and Richard Nadeau, dated August 5, 2011 (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.6	*	Credit Agreement, dated July 20, 2011, by and among Sterling Merger Inc., Sterling Parent Inc., Citibank, N.A., as administrative agent, and several lenders from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.7	*	Employment Agreement, dated July 20, 2011, by and among Sterling Holdco Inc. and William L. Ballhaus (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.8	*	Credit Agreement Assumption Agreement and Affirmation of Guarantees and Security Interests, dated February 1, 2012, and effective as of February 3, 2012, by and among SRA International, Inc. (Delaware), Systems Research and Applications Corporation (Virginia), and consented to be the other loan parties and Citibank, N.A., as Administrative Agent (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.9	*	Master Guarantee Agreement, dated July 20, 2011, by and among Sterling Parent Inc., SRA International, Inc., certain Subsidiaries named therein and Citibank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.10	*	Collateral Agreement, dated July 20, 2011, by and among Sterling Parent Inc., Sterling Merger Inc., SRA International, Inc., certain Subsidiaries named therein and Citibank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.11	*	Financial Advisory Agreement, dated July 20, 2011, by and among Sterling Holdco Inc., SRA International, Inc. and Providence Equity Partners, L.L.C. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.12	*	Sterling Holdco Inc. Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.13	*	Sterling Holdco Inc. Nonqualified Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.14	*	Form of Management Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on May 10, 2012)

10.15	*	Sterling Holdco, Inc. Restricted Stock Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.16	*	Sterling Holdco, Inc. Restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.17	+	Enhanced Severance Eligibility Agreement dated December 1, 2012 by and between the Company and Deborah H. Alderson

10.18	+	Enhanced Severance Eligibility Agreement dated January 18, 2013 by and between the Company and Max N. Hall

10.19	+	Enhanced Severance Eligibility Agreement dated July 1, 2013 by and between the Company and Timothy J. Atkin

10.20	+	Enhanced Severance Eligibility Agreement dated July 1, 2013 by and between the Company and Joseph P. Burke

16.1	*	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

21.1	*	List of subsidiaries of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

31.1	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	+	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	+	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Previously filed
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax, Commonwealth of Virginia on this 9th day of August, 2013.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
Name:	William L. Ballhaus
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ WILLIAM L. BALLHAUS	President, Chief Executive Officer, Director	August 9, 2013
William L. Ballhaus	(Principal Executive Officer)

/S/ RICHARD J. NADEAU	Executive Vice President and Chief Financial	August 9, 2013
Richard J. Nadeau	Officer (Principal Financial Officer and
Accounting Officer)

/S/ ERNST VOLGENAU	Chairman of the Board of Directors	August 9, 2013
Ernst Volgenau

/S/ CHARLES E. GOTTDIENER	Director	August 9, 2013
Charles E. Gottdiener

/S/ CHRISTOPHER C. RAGONA	Director	August 9, 2013
Christopher C. Ragona

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1

Financial Statements	F-3

Consolidated Balance Sheets – June 30, 2013 and 2012 (Successor)	F-3

Consolidated Statements of Operations – Fiscal year ended June 30, 2013 and from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the fiscal year ended June 30, 2011 for the Predecessor fir	F-4

Consolidated Statements of Comprehensive Income (Loss) – Fiscal year ended June 30, 2013 and from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the fiscal year ended June 30, 2011 for the Predecessor	F-5

Consolidated Statements of Changes in Stockholder’s Equity – Fiscal year ended June 30, 2013 and from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the fiscal year ended June 30, 2011 for the Predecessor	F-6

Consolidated Statements of Cash Flows – Fiscal year ended June 30, 2013 and from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 and the fiscal year ended June 30, 2011 for the Predecessor	F-7

Notes to Consolidated Financial Statements	F-8

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

SRA International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and subsidiaries as of June 30, 2013 and 2012 (Successor), and the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity, and cash flows for the period from July 1, 2011 through July 20, 2011 (Predecessor), the period from July 21, 2011 through June 30, 2012 and for the year ended June 30, 2013 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2012 and 2013 (Successor), and the results of their operations and their cash flows for the period from July 1, 2011 through July 20, 2011 (Predecessor), the period from July 21, 2011 through June 30, 2012 and for the year ended June 30, 2013 (Successor), in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia

August 9, 2013

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SRA International, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, comprehensive income and cash flows of SRA International, Inc. and subsidiaries (the “Company”) for the year ended June 30, 2011 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of SRA International, Inc. and subsidiaries for the year ended June 30, 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the accompanying fiscal 2011 consolidated financial statements have been retrospectively adjusted for discontinued operations.

/s/ Deloitte & Touche LLP

McLean, Virginia

August 15, 2011 (May 10, 2012 as to the Transaction and fiscal 2011 information in Discontinued Operations discussed within Note 1)

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,647	$5,050
Restricted cash	1,067	1,389
Accounts receivable, net	309,434	267,476
Prepaid expenses and other	11,249	15,422
Deferred income taxes	22,816	4,371
Current assets of discontinued operations	220	-
Total current assets	348,433	293,708
Property and equipment, net	26,300	24,811
Goodwill	1,061,796	787,760
Trade names	202,100	150,200
Identified intangibles, net	403,139	327,922
Other long-term assets	46,758	42,552
Total assets	$2,088,526	$1,626,953

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$124,625	$103,321
Accrued payroll and employee benefits	114,486	85,007
Billings in excess of revenue recognized	8,571	8,563
Total current liabilities	247,682	196,891
Long-term debt	1,127,521	1,108,667
Deferred income taxes	212,654	133,462
Other long-term liabilities	24,821	26,764
Total liabilities	1,612,678	1,465,784
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding as of June 30, 2012 and 2013	-	-
Additional paid-in capital	516,819	519,590
Accumulated other comprehensive loss, net of tax	(12,027)	(12,183)
Accumulated deficit	(28,944)	(346,238)
Total stockholder's equity	475,848	161,169
Total liabilities and stockholder's equity	$2,088,526	$1,626,953

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013

Revenue	$1,704,991	$99,308	$1,575,872	$1,507,722
Operating costs and expenses:
Cost of services	1,283,878	78,550	1,191,256	1,140,014
Selling, general and administrative	242,976	13,721	215,369	198,338
Depreciation and amortization of property and equipment	15,432	837	14,186	12,199
Amortization of intangible assets	8,551	442	91,551	88,147
Transaction costs	8,373	68,069	699	-
Impairment of goodwill and other assets	-	-	-	345,753
Total operating costs and expenses	1,559,210	161,619	1,513,061	1,784,451
Operating income (loss	145,781	(62,311)	62,811	(276,729)
Interest expense	(859)	(19)	(101,715)	(100,777)
Interest income	741	13	85	43
Income (loss) from continuing operations before income taxes	145,663	(62,317)	(38,819)	(377,463)
Provision for (benefit from) income taxes	53,991	(18,462)	(14,768)	(60,169)
Income (loss) from continuing operations	91,672	(43,855)	(24,051)	(317,294)
Loss from discontinued operations, net of tax	(25,932)	(1,126)	(4,893)	-
Net income (loss)	$65,740	$(44,981)	$(28,944)	$(317,294)

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013

Net income (loss)	$65,740	$(44,981)	$(28,944)	$(317,294)
Unrealized gain (loss) on foreign currency translation	466	(380)	954	-
Realized gain on cumulative foreign currency translation	-	-	(954)	-
Unrealized loss on interest rate swaps, net of tax	-	-	(12,027)	(156)
Comprehensive income (loss)	$66,206	$(45,361)	$(40,971)	$(317,450)

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-	Treasury Stock		Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Shares	Amount	Income (Loss)	Deficit)	Equity
Balance June 30, 2010 (Predecessor)	47,191	$189	13,001	$52	-	$-	$361,287	(3,296)	$(64,427)	$(3,431)	$477,893	$771,563
Net income	-	-	-	-	-	-	-	-	-	-	65,740	65,740
Proceeds from stock-based awards and related tax effects	890	4	-	-	-	-	12,460	-	-	-	-	12,464
Reissuance of treasury stock	-	-	-	-	-	-	22	20	390	-	-	412
Repurchase of common stock	-	-	-	-	-	-	-	(74)	(1,603)	-	-	(1,603)
Employee stock purchase plan	71	-	-	-	-	-	1,483	-	-	-	-	1,483
Shares converted between classes	1,298	5	(1,298)	(5)	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	10,518	-	-	-	-	10,518
Foreign currency translation	-	-	-	-	-	-	-	-	-	466	-	466
Balance June 30, 2011 (Predecessor)	49,450	$198	11,703	$47	-	$-	$385,770	(3,350)	$(65,640)	$(2,965)	$543,633	$861,043
Net loss	-	-	-	-	-	-	-	-	-	-	(44,981)	(44,981)
Proceeds from stock-based awards and related tax effects	10	-	-	-	-	-	9,197	-	-	-	-	9,197
Repurchase of common stock	-	-	-	-	-	-	-	(2)	(64)	-	-	(64)
Employee stock purchase plan	14	-	-	-	-	-	404	-	-	-	-	404
Stock-based compensation	-	-	-	-	-	-	20,820	-	-	-	-	20,820
Foreign currency translation	-	-	-	-	-	-	-	-	-	(380)	-	(380)
Balance July 20, 2011 (Predecessor)	49,474	$198	11,703	$47	-	$-	$416,191	(3,352)	$(65,704)	$(3,345)	$498,652	$846,039
Impact of the Transaction	(49,474)	(198)	(11,703)	(47)	-	-	(416,191)	3,352	65,704	3,345	(498,652)	(846,039)
Balance July 21, 2011 (Successor)	-	$-	-	$-	-	$-	$-	-	$-	$-	$-	$-
Capital contributions	-	-	-	-	1	-	515,012	-	-	-	-	515,012
Net loss	-	-	-	-	-	-	-	-	-	-	(28,944)	(28,944)
Stock-based compensation	-	-	-	-	-	-	1,807	-	-	-	-	1,807
Unrealized gain on foreign currency translation	-	-	-	-	-	-	-	-	-	954	-	954
Realized gain on cumulative foreign currency translation	-	-	-	-	-	-	-	-	-	(954)	-	(954)
Unrealized loss on interest rate swaps, net of tax	-	-	-	-	-	-	-	-	-	(12,027)	-	(12,027)
Balance June 30, 2012 (Successor	-	$-	-	$-	1	$-	$516,819	-	$-	$(12,027)	$(28,944)	$475,848
Net loss	-	-	-	-	-	-	-	-	-	-	$(317,294)	(317,294)
Stock-based compensation	-	-	-	-	-	-	2,836	-	-	-	-	2,836
Other	-	-	-	-	-	-	(65)	-	-	-	-	(65)
Unrealized loss on interest rate swaps, net of tax	-	-	-	-	-	-	-	-	-	$(156)	-	(156)
Balance June 30, 2013 (Successor)	-	$-	-	$-	1	$-	$519,590	-	$-	$(12,183)	$(346,238)	$161,169

The accompanying notes are an integral part of these consolidated financial statements.

 SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$65,740	$(44,981)	$(28,944)	$(317,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	17,150	940	15,869	13,484
Amortization of intangible assets	8,551	442	91,551	88,147
Stock-based compensation	10,518	20,820	1,807	2,836
Deferred income taxes	42,895	(18,832)	(15,810)	(60,646)
Amortization of original issue discount and debt issuance costs	-	-	7,370	7,131
Loss realized from forward exchange contracts	5,484	-	94	-
Impairment of goodwill and other assets	62,464	-	-	345,753
Gain on sale of Era Airport Operations Solutions	(1,293)	-	-	-
Excess tax benefits of stock option exercises	(1,532)	-	(14,337)	-
Other noncash items	2,502	-	3,458	-
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	6,016	(294)	29,870	47,792
Prepaid expenses and other	(42,065)	23,728	19,487	(4,160)
Accounts payable and accrued expenses	9,402	50,670	(42,073)	(25,853)
Accrued payroll and employee benefits	(13,547)	14,814	(10,515)	(30,883)
Billings in excess of revenue recognized	(2,941)	(1,220)	(2,177)	(40)
Other	7,231	(2,951)	(1,435)	558
Net cash provided by operating activities	176,575	43,136	54,215	66,825

Cash flows from investing activities:
Capital expenditures	(19,493)	(1,876)	(10,741)	(11,791)
Acquisition by Providence, net of cash	-	-	(1,738,789)	-
Acquisitions, net of cash acquired	(112,314)	-	-	(33,631)
Proceeds from the sale of Era businesses	6,443	-	13,322	-
Collections on note receivable	15,000	-	-	-
Payments for forward exchange contracts	(5,484)	-	(94)	-
Net cash used in investing activities	(115,848)	(1,876)	(1,736,302)	(45,422)

Cash flows from financing activities:
Proceeds from the exercise of options	10,997	165	-	-
Proceeds from employee stock purchase plan	1,483	404	-	-
Excess tax benefits of stock option exercises	1,532	-	14,337	-
Purchase of treasury stock	(1,603)	(64)	-	-
Reissuance of treasury stock	412	-	-	-
Proceeds from borrowings for the Transaction	-	-	1,266,250	-
Investment by Providence	-	-	394,000	-
Payment of debt issuance costs	-	-	(50,207)	-
Borrowings under revolving credit facility	40,000	-	30,000	75,000
Repayments under revolving credit facility	(40,000)	-	(30,000)	(75,000)
Repayments of Term Loan B Facility	-	-	(140,000)	(20,000)
Partial payment on note due to Parent	-	-	(12,000)	-
Net cash provided by (used in) financing activities	12,821	505	1,472,380	(20,000)

Effect of exchange rate changes on cash and cash equivalents	97	22	(191)	-

Net increase (decrease) in cash and cash equivalents	73,645	41,787	(209,898)	1,403
Cash and cash equivalents, beginning of period	98,113	171,758	213,545	3,647
Cash and cash equivalents, end of period	$171,758	$213,545	$3,647	$5,050

Supplementary Cash Flow Information
Cash paid for interest	328	19	83,536	93,345
Cash paid (refunds received) for income taxes, net	18,736	(23,067)	(11,316)	1,435
Non-cash equity rollover investment	-	-	121,012	-

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

Nature of Business

The Company provides technology and strategic consulting services and solutions primarily to U.S. federal government organizations. The Company provides services and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. The Company has a portfolio of clients and is organized around them into four business groups: Civil, Defense, Health, and Intelligence, Homeland Security and Law Enforcement.

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

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. These contracts represented more than 97% of the Company’s revenue for all periods presented. The Company considers individual agencies that may fall under a larger department as separate customers. No customer accounted for 10% or more of the Company’s revenue for any of the periods presented.

The Transaction

The Transaction was completed on July 20, 2011 for a total purchase price of approximately $1.9 billion. The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from issuance of 11% senior notes, or the Senior Notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of the Predecessor and the Chairman of the Board of the Successor, rolled over equity in the predecessor entity of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. The Company expects to pay $17 million for this note, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. As of June 30, 2013, $12 million of this note was paid. The Company entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or the Revolver, and together with the Term Loan B Facility, the Senior Secured Credit Facilities. Additionally, the Company issued $400 million aggregate principal amount of 11% Senior Notes due October 1, 2019. See Note 8 for a description of the Company’s indebtedness.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accounting Estimates

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on the Company’s historical experience and various other factors that are deemed reasonable at the time the estimates are made. The Company re-evaluates its estimates at least quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. Management believes the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and other long-lived assets, accounting for stock compensation expense and income taxes. If any of these estimates or judgments proves to be inaccurate, the Company’s results could be materially affected in the future.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. Revenue associated with work performed prior to the completion and signing of contract documents is recognized only when it can be reliably estimated and realization is probable. The Company typically only performs work prior to the completion and signing of contract documents when a relationship with the client already exists and bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program.

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

Impairment of Goodwill and Other Assets

Trade names are evaluated for impairment annually. The Company assesses the potential impairment by comparing the carrying value of the trade names with their estimated fair value, utilizing the relief from royalty method. If the carrying value exceeds the fair value, the Company recognizes a loss based on the excess carrying value over fair value.

Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Company tests goodwill for impairment annually during the fourth quarter as of April 1, and between annual tests if events or changes in circumstances indicate the carrying value may not be recoverable. The goodwill impairment assessment is separately performed for each of the Company’s reporting units.

The impairment model prescribes a two-step method for determining goodwill impairment. The first step compares the reporting unit’s estimated fair value to its carrying value. The Company utilizes a discounted cash flow analysis as well as comparative market multiples to determine the fair value of its reporting units. If the carrying value exceeds the estimated fair value, a potential impairment is indicated and the Company must complete the second step of the impairment test. The second step allocates the fair value of the reporting unit determined in step one to the tangible and intangible assets and liabilities to derive an implied fair value for the reporting unit’s goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment charge is recorded to reduce the carrying value of the goodwill to the implied fair value.

Intangible assets with finite lives are only evaluated for impairment when events or circumstances change that suggest the carrying amount of long-lived assets and intangible assets may not be fully recoverable. The Company determines whether the carrying value of the long-lived asset is recoverable by comparing the asset’s carrying value to its future undiscounted net cash flows, without interest charges. If impairment is indicated as a result of this review, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the fair value, which is measured using estimated discounted future cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Refer to Note 3 for a detailed discussion of the fiscal 2013 impairment analysis and resulting charges.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2009 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2008 may remain subject to examination by tax authorities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or purchased maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company’s restricted cash consists of cash collateral agreements primarily related to the Company’s corporate credit card program and the issuance of a letter of credit related to workers’ compensation insurance.

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

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. The carrying value of property, equipment and leasehold improvements did not change as a result of the Transaction as the assets approximated fair value. Depreciation and amortization expense related to property, equipment and leasehold improvements was $17.2 million, $0.9 million, $15.9 million and $13.5 million for fiscal 2011, the period from July 1, 2011 through July 20, 2011, the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively.

Accounting for Stock-Based Compensation

Compensation costs related to the Company’s stock-based compensation plans are recognized based on the grant-date fair value of the options and restricted stock granted. In calculating the compensation expense for options granted, the Company utilized the Black-Scholes-Merton option-pricing model to value the service options and the binomial lattice model to value the performance options. Both models are widely accepted methods to calculate the fair value of stock options; however, the results are dependent on the inputs, two of which, expected term and expected volatility, are dependent on management’s judgment.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the performance options, the expected term is based upon the probability of three exit event scenarios using the weighted-average outstanding time method. The expected volatility for the plan is based upon the combination of the Company’s historical stock volatility as a public company before the announcement of the Transaction and the volatility of peer public companies’ stock prices over the expected term of the granted options. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and, in turn, on the amount of compensation cost recognized. See Note 5 for details regarding the assumptions used in each of the models.

Given the absence of a public trading market, the Company utilized a discounted cash flow analysis as well as comparative market multiples to determine the fair market value of its common stock. The fair market value determination was discounted for lack of marketability for purposes of calculating the Company’s stock-based compensation expense.

The Company was required to estimate future stock option and restricted stock award forfeitures when determining the amount of stock-based compensation costs to record. The Company has concluded that its historical forfeiture experience since the Transaction is the best basis available to estimate future stock option forfeitures. However, actual forfeitures may differ from the estimates used, and could materially affect the compensation expense recognized.

Facility Costs

The Company recognizes rent expense, including escalated rent and rent holidays, on a straight-line basis over the term of the lease. Incentives for tenant improvements are recorded as liabilities and amortized as reductions in rent expense over the term of the respective leases.

From time to time, the Company may vacate leased space before the expiration of the lease, which results in the Company recording a facility exit charge. The facility exit charge is calculated as the remaining lease commitment plus termination costs less estimated sublease income. If actual amounts differ from the Company’s estimates, the amount of the facility exit charge may change. See Note 12 for a description of the charges recorded.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs. The following hierarchy classifies the inputs used to determine fair value into three levels:

•	Level 1 – Quoted prices for identical instruments in active markets;
•	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2012 or 2013, with the exception of trade names and goodwill, which were measured at fair value during the fiscal 2013 impairment assessment. As discussed in Note 3, the Company recorded a charge for the impairment of goodwill and trade names to adjust the carrying value of the assets down to fair value in fiscal 2013. The valuation models used in the impairment analysis are based, in part, on estimated future operating results and cash flows. Because these factors are derived from the Company’s estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.

The Company’s financial instruments include cash, trade and note receivables, equity investments, vendor payables and debt, as well as derivative financial instruments to manage risk related to its debt. As of June 30, 2012 and 2013, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. See Note 8 for a discussion of the fair value of the Company’s debt. See Note 9 for a discussion of the fair value of the Company’s derivative financial instruments.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Common Stock

The Successor has 1,000 authorized shares of common stock. The 1,000 shares of common stock were issued to Parent, at the time of the Transaction, in exchange for the $515 million of capital contributions.

Research and Development Costs

Research and development, or R&D, costs are expensed as incurred. Total R&D costs, which are included in selling, general and administrative expenses, were $6.2 million, $0.3 million, $3.4 million and $1.4 million for fiscal 2011, the period from July 1, 2011 through July 20, 2011, the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively.

Discontinued Operations

During fiscal 2011, the Company made the decision to divest its Era Systems, or Era, and Global Clinical Development, or GCD, businesses. The Company sold the airport operations solutions, or AOS, component of Era in the second quarter of fiscal 2011 and Era’s foreign air traffic management and military and security component in the second quarter of fiscal 2012. The Company also sold the GCD business in the first quarter of fiscal 2012. In connection with the sale transactions, the Company agreed to certain customary indemnification obligations. The general indemnification periods have expired; however, fraud and tax indemnifications last longer. The Era and GCD businesses are presented as discontinued operations.

The cash flows of discontinued operations for the periods presented were as follows (in thousands):

	Predecessor		Successor
	Fiscal Year	July 1, 2011	July 21, 2011
	Ended	through	through
	June 30, 2011	July 20, 2011	June 30, 2012

Net cash used in operating activities of discontinued operations	$(1,337)	$(662)	$(7,374)
Net cash used in investing activities of discontinued operations	(2,296)	(236)	13,197
Net cash used in financing activities of discontinued operations	-	-	-
Effect of exchange rate changes on cash and cash equivalents	97	22	(191)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, or ASU 2013-02, an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of Accumulated Other Comprehensive Income, or AOCI, in a single note or on the face of the financial statements. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2012, or the Company’s fiscal 2014. The adoption of this ASU will not have an impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013, or the Company’s fiscal 2015. The adoption of this ASU will not have an impact on the Company’s financial position, results of operations or cash flows.

2. Acquisition of MorganFranklin Corporation’s National Security Solutions Division:

On December 16, 2012, the Company completed an asset purchase of MorganFranklin Corporation’s National Security Solutions division, or NSS, for $33.6 million. The acquisition was financed with borrowings under the Company’s revolving credit facility and cash on hand. NSS specializes in providing high-end command, control, communications, computer, intelligence, surveillance and reconnaissance, or C4ISR, intelligence analysis and cyber security services and solutions.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The total consideration was allocated to net tangible and identifiable intangible assets based on their fair values as of December 16, 2012. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded to goodwill. In its determination of estimated fair values, the Company considered, among other factors, its intention for future use of acquired assets, analysis of historical financial performance, and estimates of future performance of contracts.

The purchase price allocation is as follows (in thousands):

Current assets	$6,033
Current liabilities	(2,219)
Acquired tangible assets	3,814
Definite-lived intangible assets	10,000
Goodwill	19,817
Total purchase price	$33,631

The goodwill and identified intangible assets are deductible for income tax purposes. The identified intangible assets consist of customer relationships which will be amortized over estimated useful lives of 10 years. Amortization is calculated on an accelerated basis based on the expected benefits of the assets.

3. Goodwill and Long-Lived Assets:

The Company tests trade names and goodwill for impairment at least annually during the fourth quarter as of April 1.

Trade names are assessed for impairment by comparing the carrying value to the estimated fair value calculated using the relief from royalty method. Under the relief from royalty method, a market royalty rate is applied to the Company’s future projected revenue. In fiscal 2013, the Company recognized a trade name impairment charge of $51.9 million for the amount of carrying value in excess of fair value.

Goodwill assigned to the Company’s four reporting units: Civil, Defense, Health, and Intelligence, Homeland Security and Law Enforcement, or IHL, is assessed for impairment in a two-step process. In step one, the Company utilizes a discounted cash flow analysis as well as comparative market multiples to determine the fair value of its reporting units. In fiscal 2013, the carrying values of Defense, Civil and IHL reporting units exceeded their respective fair values, indicating a potential impairment. There was no indication of impairment in the Health reporting unit as its fair value was approximately 50% higher than carrying value.

The Company performed the second step of the goodwill impairment analysis to measure the amount of the impairment charge in its Civil, Defense and IHL reporting units. In step two, the fair value determined in step 1 is allocated to the tangible and intangible assets and liabilities of the reporting unit, similar to business combination accounting, to derive an implied fair value of the reporting unit’s goodwill. Based on the results of the step two analyses, the Company recorded a $293.9 million goodwill impairment in fiscal 2013. The impairment is the result of lower industry valuation multiples as well as competitive pressures, contract award and funding delays, and uncertainty regarding U.S. federal government budgets.

The impairment charge by reporting unit is as follows (in thousands):

Goodwill Impairment
Civil	$166,105
Defense	52,128
IHL	75,620
Total impairment	$293,853

Given the current industry conditions and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the estimates and assumptions used in the goodwill and trade names impairment analyses will prove to be accurate predictions of the future. If the assumptions regarding forecasted revenue or profitability are not achieved, or the Company experiences adverse changes in market factors such as discount rates or valuation multiples, the Company may be required to recognize additional impairment charges in future periods.

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill as of June 30, 2011	$481,194
Adjustment related to purchase accounting	(481,194)
Providence Transaction	1,061,796
Goodwill as of June 30, 2012	1,061,796
Acquisition of MorganFranklin NSS	19,817
Impairment	(293,853)
Goodwill as of June 30, 2013	$787,760

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Given the goodwill impairment, the Company assessed the value of future undiscounted net cash flows related to the identified intangible assets with finite lives, without interest charges. The Company concluded that the carrying amount of the assets did not exceed the future undiscounted net cash flows, and therefore, the identified intangible assets were not impaired. Identified intangible assets for the periods presented consisted of the following (in thousands):

		June 30, 2012
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20 years	$279,400	$(15,500)	$263,900
Order backlog and developed technology	4 years	215,290	(76,051)	139,239
Total identified intangible assets	13 years	$494,690	$(91,551)	$403,139

		June 30, 2013
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20 years	$289,400	$(35,374)	$254,026
Order backlog and developed technology	4 years	215,290	(144,219)	71,071
Software development costs	7 years	2,930	(105)	2,825
Total identified intangible assets	13 years	$507,620	$(179,698)	$327,922

Software development costs relate to the implementation and setup of a human capital management system during fiscal 2013.

Amortization expense of identified intangible assets was $8.6 million for fiscal 2011, $0.4 million for the period from July 1, 2011 through July 20, 2011, $91.6 million for the period from July 21, 2011 through June 30, 2012 and $88.1 million for fiscal 2013. Identified intangible assets are amortized based on the expected benefits of the assets over estimated useful lives ranging from 4 to 20 years. Estimated amortization expense is as follows for the periods indicated (in thousands):

Fiscal year ending June 30,
2014	$73,360
2015	58,197
2016	38,415
2017	30,658
2018	24,789
Thereafter	102,503
Total	$327,922

4. Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan, or the Plan. All regular and full-time employees are generally eligible to participate in the Plan. The Board of Directors can make changes to the matching contribution percentage at any time. The Company’s matching contribution expense was $16.2 million, $0.5 million, $14.2 million and $15.6 million in fiscal 2011, the period from July 1, 2011 through July 20, 2011, the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively, including the value of the stock described in the next paragraph.

Prior to calendar year 2011, Plan participants could have elected to receive matching contributions in cash, company stock, or a combination of the two. The Company contributed 19,967 shares of class A common stock to the Plan during fiscal 2011.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Stock-Based Compensation:

Stock Options

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

Assumptions

In calculating the compensation expense for options granted in fiscal 2013, the Company utilizes the Black-Scholes-Merton model to value the service options and the binomial lattice model to value the performance options. The weighted average assumptions used to calculate fair market value of the stock options in the models were as follows:

Fiscal Year Ended June 30, 2013

Expected volatility	42.00%
Expected term (in years)	4.25
Risk-free interest rate	0.42%
Dividend yield	0.00%

The expected volatility is based upon the combination of the Company’s historical stock volatility as a public company before the announcement of the Transaction and the historical volatility of peer public companies’ stock prices over the expected term of the granted options. The expected term is estimated based on the probability of three exit event scenarios using the weighted-average outstanding time method. The risk-free rate is based on the average of the continuously compounded interest rates available on the 3-year and 5-year U.S. Treasury notes. The Company used a dividend yield percentage of zero because the Company has not historically paid dividends. The estimated forfeiture rate was 35% based on an analysis of the Company’s historical forfeiture rate averages since the Transaction.

Stock Option Activity

The following table summarizes stock option activity for fiscal 2013:

Service Options:
Shares under option at July 1, 2012	26,460
Options granted	5,581
Options exercised	-
Options forfeited or cancelled	(6,831)
Shares under option at June 30, 2013	25,210
Options exercisable at June 30, 2013	4,506

Performance Options:
Shares under option at July 1, 2012	27,060
Options granted	7,781
Options forfeited or cancelled	(9,353)
Shares under option at June 30, 2013	25,488

For the service options, the weighted-average exercise price is $1,000 and the weighted-average fair value per option granted, calculated based on the Black-Scholes-Merton model, was $340.93. For the performance options, the weighted-average exercise price is $1,000 and the weighted-average fair value per option granted, calculated based on the binomial lattice model, was $187.58.

As of June 30, 2013, the aggregate intrinsic value of the stock options is zero, as the per share exercise price of the Company’s stock options exceeded their per share fair value.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Stock

In fiscal 2012, pursuant to the Chief Executive Officer’s, or CEO’s, employment agreement, the CEO was granted 1,000 shares of Sterling Holdco restricted stock at $1,000 per share. The restricted shares vest 20% per year on each of the first five anniversaries of the CEO’s date of employment with the Company.

In June 2013, the Sterling Holdco Board of Directors approved a restricted stock plan, or the Restricted Stock Plan, reserving 12,340 shares of Sterling Holdco’s common stock for issuance. The Board may award shares of restricted stock under the Restricted Stock Plan, at its discretion, to key employees. The restricted stock awarded under the Restricted Stock Plan vests 36 months from the grant date, subject to the grantee’s continuous employment with the Company from the grant date through the vesting date.

Restricted Stock Activity

The following table summarizes restricted stock activity for fiscal 2013:

Nonvested restricted shares at July 1, 2012	1,000
Restricted shares granted	11,365
Restricted shares vested	(200)
Restricted shares forfeited	-
Nonvested restricted shares at June 30, 2013	12,165

The grant-date fair value of the 11,365 shares of restricted stock issued in June 2013 was $250 per share. The per share value calculated for purposes of recording stock-based compensation expense, was determined using a discounted cash flow analysis as well as comparative market multiples, and was discounted for lack of marketability.

Stock Compensation Expense

The Company recognized stock-based compensation expense related to the stock options and restricted stock of $1.8 million and $2.8 million for the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively. The tax benefit recognized for stock-based compensation cost was $0.7 million and $1.1 million for the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively. The total amount of unrecognized compensation expense related to unvested stock-based compensation arrangements was $9.8 million as of June 30, 2013 and is expected to be recognized on a straight-line basis over a weighted average period of 3.3 years.

6. Accounts Receivable:

Accounts receivable, net as of June 30, 2012 and 2013 consisted of the following (in thousands):

	June 30,
	2012	2013

Billed and billable, net of allowance of $532 and $773 as of June 30, 2012 and June 30, 2013, respectively	$290,620	$250,079
Unbilled:
Retainages	3,391	3,465
Revenue recorded in excess of milestone billings on fixed-price contracts	14,518	16,947
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	6,174	2,208
Allowance for unbillable amounts	(5,269)	(5,223)
Total unbilled	18,814	17,397
Total accounts receivable	$309,434	$267,476

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows (in thousands):

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013

Beginning balance	$1,983	$601	$610	$532
Charged to costs and expenses	21	9	(78)	241
Deductions	(1,403)	-	-	-
Ending balance	$601	$610	$532	$773

Changes in the Company’s allowance for unbillable amounts for the periods presented were as follows (in thousands):

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013

Beginning balance	$4,431	$5,548	$5,501	$5,269
Charged to costs and expenses	1,117	(47)	(232)	(46)
Ending balance	$5,548	$5,501	$5,269	$5,223

Billings in excess of revenue totaled $8.6 million at June 30, 2012 and 2013. Billings in excess of the revenue recognized are classified as a current liability in the consolidated balance sheet.

7. Composition of Certain Financial Statement Captions:

Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30,
	2012	2013
Prepaid expenses and other
Taxes and taxes receivable	$2,029	$3,353
Maintenance and software	2,882	2,447
Rent	89	2,634
Other	6,249	6,988
Total prepaid expenses and other	$11,249	$15,422

Property and equipment
Leasehold improvements	$16,694	$22,491
Furniture, equipment and software	25,075	29,996
Total property and equipment	41,769	52,487
Less: Accumulated depreciation and amortization	(15,469)	(27,676)
Total property and equipment, net	$26,300	$24,811

Other long-term assets
Debt issuance costs, net	$44,108	$38,123
Other	2,650	4,429
Total other long-term assets	$46,758	$42,552

Accounts payable and accrued expenses
Vendor obligations	$101,880	$78,364
Accrued interest	10,843	11,059
Interest rate derivative liability	1,516	4,484
Facility exit charge	2,737	1,398
Other	7,649	8,016
Total accounts payable and accrued expenses	$124,625	$103,321

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$39,983	$25,183
Accrued leave	62,323	49,928
Accrued fringe benefits	12,180	9,896
Total accrued payroll and employee benefits	$114,486	$85,007

Other long-term liabilities
Interest rate derivative liability	$18,274	$15,563
Deferred rent	4,737	8,094
Facility exit charge	1,242	2,140
Other	568	967
Total other long-term liabilities	$24,821	$26,764

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Debt:

On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.

At June 30, 2012 and 2013, debt consisted of the following (in thousands):

	June 30,
	2012	2013

Secured Term Loan B Facility	$735,000	$715,000
Less: Unamortized Discount	(7,479)	(6,333)
Secured Term Loan B Facility, net	727,521	708,667
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,127,521	1,108,667

Less: Current portion of long-term debt	-	-

Long-term debt	$1,127,521	$1,108,667

As of June 30, 2013, the fair value of the Company’s debt, based on recent trading activity, approximated carrying value.

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

The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings under its Revolver as of June 30, 2012 and 2013. If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 5.5x as of June 30, 2013. The NSSLR requirement decreases over time to 4.5x as of June 30, 2016. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.6x as of June 30, 2012 and 3.7x as of June 30, 2013. As of June 30, 2013, the Company was in compliance with all of its covenants.

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

In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt. The Company is required to make annual payments equal to 75% of ECF, with a reduction to 50% based upon achievement of a net senior secured leverage ratio of less than 3.5x, 25% if less than 2.75x and zero if less than 2.0x. Any required ECF payments are due on October 15 each year. The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the Company’s required quarterly principal payments and required ECF principal payments for fiscal 2012. The Company repaid $20.0 million of its Term Loan B Facility in fiscal 2013, which satisfied the Company’s required ECF principal payments for fiscal 2013.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During the period from July 21, 2011 through June 30, 2012 and for fiscal 2013, $1.3 million and $1.1 million, respectively, of the original issue discount were amortized and reflected in interest expense in the consolidated statements of operations.

Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the period from July 21, 2011 through June 30, 2012 and fiscal 2013, $6.1 million and $6.0 million, respectively, of costs were amortized and reflected in interest expense in the consolidated statements of operations. Due to the repayments, the Company accelerated a proportional amount of the amortization of the debt issuance costs and original issue discount totaling $0.1 million for the period from July 21, 2011 through June 30, 2012 and $0.1 million for fiscal 2013.

As of June 30, 2012 and 2013, interest accrued at an average rate of 6.5% for the senior secured credit facilities. Interest payments of $52.6 million and $47.8 million were made in the period from July 21, 2011 through June 30, 2012 and for fiscal 2013, respectively, including a $0.4 million and $0.5 million of commitment fees for the same periods.

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

As of June 30, 2012 and 2013, interest accrued at an average rate of 11.0% for the Senior Notes. The Company paid $30.7 million and $44.0 million of interest related to the Senior Notes in the period from July 21, 2011 through June 30, 2012 and in fiscal 2013, respectively.

9. Derivative Instruments and Hedging Activities:

Hedge of Interest Rate Risk

Risk Management Objective of Using Derivatives

The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. During the Successor periods, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2012 and 2013, the Company had outstanding interest rate derivatives with an initial combined notional value of $725.0 million and $650.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $4.5 million will be reclassified from AOCI into interest expense.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $19.8 million and $20.0 million as of June 30, 2012 and 2013, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.

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

The Effect of Derivative Instruments on the Consolidated Statements of Operations

The Company’s unrealized losses in AOCI on the effective portion of the interest rate derivatives for the periods presented were as follows (in thousands):

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013

Pre-tax unrealized loss on interest rate swaps	$-	$-	$19,789	$257
Benefit from income taxes	-	-	7,762	101
Unrealized loss on interest rate swaps, net of tax	$-	$-	$12,027	$156

The Company amortized $0.2 million and $1.5 million of the interest rate derivatives from AOCI into interest expense in the consolidated statements of operations for the period from July 21, 2011 through June 30, 2012 and fiscal 2103, respectively.

Credit Risk-Related Contingent Features

The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2012 and 2013, the fair values of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, were $23.3 million and $22.4 million, respectively. If the Company had breached any of the provisions of the agreements at June 30, 2013, it could have been required to settle its obligations under the agreements at an estimated termination value equal to the fair value of $22.4 million. As of June 30, 2013, the Company had not breached any of the provisions or posted any collateral related to these agreements.

10. Income Taxes:

The provision (benefit) for income taxes for the periods presented was comprised of the following (in thousands):

	Predecessor		Successor
	Fiscal Year	July 1, 2011	July 21, 2011	Fiscal Year
	Ended	through	Through	Ended
	June 30, 2011	July 20, 2011	June 30, 2012	June 30, 2013
Current provision (benefit)
Federal	$9,506	$(15)	$164	$986
State	1,256	385	878	(509)
Deferred provision (benefit)
Federal	36,981	(16,775)	(13,228)	(52,115)
State	6,248	(2,057)	(2,582)	(8,531)
Provision for (benefit from) income taxes	$53,991	$(18,462)	$(14,768)	$(60,169)

A reconciliation of the Company’s statutory federal income tax rate to the effective tax rate for the periods presented is shown below:

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	4.2	4.2	4.2
State credits and incentives	(0.8)	-	-	-
Reduction of state income tax benefit related to interest expense	-	-	(1.6)	-
Research and development credit	(0.8)	0.1	0.9	0.1
Deduction for domestic production activities	(0.3)	-	-	-
Non-deductible Transaction costs	-	(7.8)	(0.2)	-
Non-deductible goodwill impairment	-	-	-	(23.6)
Other	0.1	(1.9)	(0.3)	0.2
Effective tax rate	37.1%	29.6%	38.0%	15.9%

The Company’s fiscal 2013 effective tax rate was impacted by the total goodwill and trade names impairment charge recognized in fiscal 2013. The Company’s fiscal 2013 effective tax rate excluding the total goodwill and trade names impairment charge would have been 43.3%, which is higher than the statutory income tax rate primarily due to retroactive reinstatement of the federal research and development credit to January 1, 2012 and revisions to certain estimates of non-deductible costs in the Company’s fiscal 2012 income tax return.

The components of the Company’s deferred tax (liabilities) assets as of June 30, 2012 and 2013 were as follows (in thousands):

	June 30,
	2012	2013
Deferred tax assets
Compensated absences and other accruals not yet deductible for tax purposes	$27,529	$25,194
Financial statement depreciation in excess of tax depreciation	1,566	285
Nonqualified stock awards	1,106	2,024
Net operating loss carryforwards of acquired companies	37,793	29,041
Other	10,790	14,163
Total deferred tax asset	$78,784	$70,707

Deferred tax liabilities
Identified intangible assets	$(228,104)	$(160,295)
Prepaid expenses	(1,118)	(1,004)
Unbilled contract revenue	(39,400)	(38,499)
Total deferred tax liabilities	(268,622)	(199,798)
Net deferred tax (liability) asset	$(189,838)	$(129,091)

As of June 30, 2013, the Company had approximately $79 million of net federal operating loss, or NOL, carryforwards. The NOL carryforwards expire between fiscal 2031 through fiscal 2032.

Uncertain Tax Positions

The change in the Company’s unrecognized tax benefits for the periods presented is as follows (in thousands):

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013

Beginning balance	$822	$666	$550	$581
Gross increases related to prior year tax positions	91	-	-	376
Gross increase related to current year tax positions	200	10	60	157
Lapse of applicable statute of limitations	(447)	(126)	(29)	(147)
Ending balance	$666	$550	$581	$967

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s unrecognized tax benefits as of June 30, 2013 primarily relate to federal research and development tax credits and deductions for qualified domestic production activities taken on the Company’s fiscal 2010 through fiscal 2013 tax returns. The Company’s unrecognized tax benefits as of June 30, 2013, if recognized, would reduce the effective tax rate. The Company does not anticipate any material changes in this position in the next 12 months.

The Internal Revenue Service, or IRS, recently began its examination of the Company’s federal income tax return for fiscal 2011. The Company does not anticipate any changes to its tax positions as a result of this examination.

11. Commitments and Contingencies:

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

Leases

Net rent expense for the periods presented was as follows (in thousands):

	Predecessor		Successor
	Fiscal Year Ended June 30, 2011	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013

Office space	$38,754	$2,227	$34,539	$37,424
Sublease income	(2,151)	(169)	(3,098)	(4,158)
Furniture and equipment	1,150	65	675	556
Total	$37,753	$2,123	$32,116	$33,822

The following table summarizes the Company’s future minimum rental commitments under noncancellable operating leases, primarily for office space, as of June 30, 2013 (in thousands):

	Rental Commitments (a)	Sublease Income	Net Commitment
Fiscal Year Ended June 30,
2014	$27,439	$(462)	$26,977
2015	27,385	(310)	27,075
2016	23,734	(82)	23,652
2017	19,924	-	19,924
2018	16,687	-	16,687
Thereafter	133,357	-	133,357
Total future minimum lease payments	$248,526	$(854)	$247,672

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

___________

(a)	Includes approximately $0.8 million, $0.7 million, $0.3 million, $0.2 million, $0.2 million and $1.1 million of future cash payments for fiscal 2014, 2015, 2016, 2017, 2018 and thereafter, respectively, related to the underutilized space that the Company exited during fiscal 2012 and 2013 (see Note 12).

The Company leases all of its office facilities. Some of these leases include tenant improvement incentives, rent holidays, or rent escalation clauses. Certain lease commitments are subject to adjustment based on changes in the Consumer Price Index.

In May 2013, the Company entered into a lease agreement to move from its Fairfax, Virginia corporate headquarters to a new location in Chantilly, Virginia at the end of 2015. The Company has the flexibility to expand or contract space in its new corporate headquarters so long as written notice is given to the landlord prior to December 31, 2013.

Litigation

The Company is subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, payments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. The Company is subject to periodic audits by state, local, and foreign governments for taxes. The Company is also involved in various claims, arbitrations and lawsuits arising in the normal conduct of its business, including but not limited to bid protests, various employment litigation matters, contractual disputes and charges before administrative agencies. Although the Company can give no assurance, based upon its evaluation and taking into account the advice of legal counsel, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

As previously reported, on April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)). On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011. The second amended complaint alleges, among other things, that the Board and Dr. Ernst Volgenau breached various fiduciary duties in connection with the structuring, review and approval of the Transaction.  The defendants filed three separate motions for summary judgment on December 21, 2012. The motions were argued on April 4, 2013. On August 5, 2013, the Delaware Court of Chancery granted defendants’ motions for summary judgment on all counts and issued an implementing order dismissing the lawsuit with prejudice. The plaintiff has thirty days from the date of the order to file an appeal.

On April 25, 2011, Andrei Sinioukov filed a lawsuit in the United States District Court for the Eastern District of Virginia (captioned Sinioukov v. SRA Int’l, Inc., et al, Civil Action No. 1:11-cv-447 (E.D. Va. filed Apr. 25, 2011)), purportedly on behalf of himself and other stockholders of the Company, against the Company, the Board of Directors, Providence, Parent and Merger Sub. On July 14, 2011, the Eastern District of Virginia denied the Sinioukov plaintiff’s motion to lift the stay imposed by the court on May 20, 2011 and refused to enjoin the special meeting of stockholders of the Company in respect of the Transaction from proceeding. Once the order by the Delaware Court of Chancery becomes final and unappealable, the Company will move for dismissal of the Sinioukov case.

12.    Facility Exit Costs:

During fiscal 2012, the Company initiated activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities and recognized a total facility exit charge of $4.4 million during fiscal 2012, which was included in selling, general and administrative expenses on the consolidated statement of operations. Of this total, approximately $4.2 million related to remaining lease commitments and was net of estimated sublease income.

In fiscal 2013, the Company initiated activities to consolidate and exit additional underutilized leased facilities. The Company recognized a facility exit charge of $3.8 million during fiscal 2013. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2025.

In determining the fair value of the facility exit charge, the Company made estimates related to potential sublease income and future exit costs. If the actual amounts differ from the Company’s estimates, the amount of the facility exit charge could be impacted.

The following is a summary of the accrued facility exit charge (in thousands). The current portion is included in accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Balance as of June 30, 2012	$3,979
Facility exit costs accrued	3,811
Cash payments	(3,979)
Non-cash settlement	(273)
Balance as of June 30, 2013	3,538
Current portion of facility exit charge liability	(1,398)
Long-term facility exit charge liability	$2,140

13. Related Party Transactions:

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $1.8 million and $1.9 million in management fees and expenses for the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively.

As of June 30, 2012, a Providence affiliate owned $11.7 million of the Company’s Term Loan B Facility. As of June 30, 2013, the Providence affiliate had sold all of its interest in the Company’s Term Loan B Facility. Interest payments of approximately $1.0 million and $0.4 million were made for this portion of the Term Loan B Facility during the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively.

Kathleen Yoshida, the daughter of Mr. Burke, is employed by the Company as a director. For fiscal 2013, her salary and other compensation paid by the Company totaled $0.2 million. Ms. Yoshida participates in the Company’s 401(k) plan and is eligible to receive matching contributions in accordance with Company policy, and received an annual equity award in fiscal 2013 in an amount consistent with the fiscal 2013 equity award grants made to similarly situated employees.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the period from July 21, 2011 through June 30, 2012 and fiscal 2013 were $8.2 million and $7.6 million, respectively.

As of June 30, 2012, there were no amounts due from related parties and $0.9 million due to related parties, which was included in the accompanying consolidated balance sheet. As of June 30, 2013, there were no amounts due from related parties and $0.1 million due to related parties, which was included in the accompanying consolidated balance sheet.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. Unaudited Quarterly Financial Data:

Fiscal Year Ended June 30, 2012	July 1 - July 20	July 21 - Sept 30	2nd Quarter	3rd Quarter	4th Quarter

(unaudited, in thousands)

Revenue	$99,308	$329,824	$425,940	$397,194	$422,914
Cost of services	78,550	247,465	328,782	295,882	319,127
Operating (loss) income (a)	(62,311)	15,663	17,132	16,700	13,316
Loss from continuing operations, net of tax (a)	(43,855)	(4,015)	(6,400)	(6,328)	(7,308)
Loss from discontinued operations	(1,126)	(1,572)	(2,853)	(302)	(166)
Net loss (a)	$(44,981)	$(5,587)	$(9,253)	$(6,630)	$(7,474)

Fiscal Year Ended June 30, 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

(unaudited, in thousands)

Revenue	$389,849	$376,699	$376,297	$364,877
Cost of services	296,981	285,421	283,154	274,458
Operating income (loss)	14,190	16,336	19,476	(326,731)
Loss from continuing operations, net of tax	(7,383)	(5,551)	(1,194)	(303,166)
Net loss	$(7,383)	$(5,551)	$(1,194)	$(303,166)

(a) In the period from July 1, 2011 through July 20, 2011, the Company incurred $68.1 million of Transaction costs related to the Providence Transaction. See Note 1 for further discussion.

