Form 10-Q
period 2013-09-30
SRA INTERNATIONAL, INC.
filed 2013-11-08
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-83780

SRA International, Inc.
(Exact name of Registrant as Specified in its Charter)

Virginia	54-1013306
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4300 Fair Lakes Court, Fairfax, Virginia	22033
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 8, 2013, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	June 30,	September 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,050	$38,550
Restricted cash	1,389	2,319
Accounts receivable, net	267,476	242,610
Prepaid expenses and other	15,422	14,970
Deferred income taxes	4,371	-
Total current assets	293,708	298,449
Property and equipment, net	24,811	24,443
Goodwill	787,760	783,604
Trade names	150,200	150,200
Identified intangibles, net	327,922	308,107
Other long-term assets	42,552	41,217
Total assets	$1,626,953	$1,606,020

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103,321	$93,851
Accrued payroll and employee benefits	85,007	82,470
Billings in excess of revenue recognized	8,563	9,063
Deferred income taxes	-	8,873
Total current liabilities	196,891	194,257
Long-term debt	1,108,667	1,108,979
Deferred income taxes	133,462	117,851
Other long-term liabilities	26,764	26,083
Total liabilities	1,465,784	1,447,170
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and oustanding as of June 30, 2013 and September 30, 2013	-	-
Additional paid-in capital	519,590	520,907
Accumulated other comprehensive loss, net of tax	(12,183)	(12,278)
Accumulated deficit	(346,238)	(349,779)
Total stockholder's equity	161,169	158,850
Total liabilities and stockholder's equity	$1,626,953	$1,606,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2012	2013

Revenue	$389,849	$349,823
Operating costs and expenses:
Cost of services	296,981	264,137
Selling, general and administrative	53,333	45,541
Depreciation and amortization of property and equipment	3,199	2,585
Amortization of intangible assets	22,146	18,520
Gain on the sale of a portion of the Health business	-	(1,564)
Total operating costs and expenses	375,659	329,219
Operating income	14,190	20,604
Interest expense	(25,481)	(26,171)
Interest income	12	10
Loss before income taxes	(11,279)	(5,557)
Benefit from income taxes	(3,896)	(2,016)
Net loss	$(7,383)	$(3,541)

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2012	2013

Net loss	$(7,383)	$(3,541)
Unrealized loss on interest rate swaps, net of tax	(1,100)	(95)
Comprehensive loss	$(8,483)	$(3,636)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2012	2013

Cash flows from operating activities:
Net loss	$(7,383)	$(3,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,530	2,908
Amortization of intangible assets	22,146	18,520
Stock-based compensation	1,209	1,334
Deferred income taxes	(4,418)	(2,256)
Amortization of original issue discount and debt issuance costs	1,911	1,924
Gain on the sale of a portion of the Health business	-	(1,564)
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	59,175	24,591
Prepaid expenses and other	(4,718)	403
Accounts payable and accrued expenses	(21,275)	(10,184)
Accrued payroll and employee benefits	(16,909)	(2,151)
Billings in excess of revenue recognized	(413)	1,061
Other	(2,143)	623
Net cash provided by operating activities	30,712	31,668

Cash flows from investing activities:
Capital expenditures	(4,271)	(3,660)
Proceeds from the sale of a portion of the Health business	-	5,492
Net cash (used in) provided by investing activities	(4,271)	1,832

Cash flows from financing activities:
Repayments of Term Loan B Facility	(20,000)	-
Borrowings under revolving credit facility	20,000	-
Repayments under revolving credit facility	(20,000)	-
Net cash used in financing activities	(20,000)	-

Net increase in cash and cash equivalents	6,441	33,500
Cash and cash equivalents, beginning of period	3,647	5,050
Cash and cash equivalents, end of period	$10,088	$38,550

Supplementary Cash Flow Information
Cash paid for interest	34,508	35,435
(Refunds received) cash paid for income taxes	(268)	174

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2013 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 9, 2013.

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

The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. These contracts represented approximately 98% of the Company’s revenue for the three months ended September 30, 2012 and 2013. The Company considers individual agencies that may fall under a larger department as separate customers.  No customer accounted for 10% or more of the Company’s revenue for any of the periods presented.

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

Goodwill and trade names were measured at fair value during the fiscal 2013 impairment assessment. As discussed in Note 3 of our annual report on Form 10-K filed with the Securities and Exchange Commission on August 9, 2013, the Company recorded a charge for the impairment of goodwill and trade names to adjust the carrying value of the assets down to fair value in fiscal 2013. The valuation models used in the impairment analysis are based, in part, on estimated future operating results and cash flows. Because these factors are derived from the Company’s estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

The Company’s financial instruments include cash, trade receivables, equity investments, vendor payables, debt, and derivative financial instruments. As of June 30, 2013 and September 30, 2013, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. See Note 6 for a discussion of the fair value of the Company’s debt. See Note 7 for a discussion of the fair value of the Company’s derivative financial instruments.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, or ASU 2013-02, an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of Accumulated Other Comprehensive Income, or AOCI, in a single note or on the face of the financial statements. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2012, or our fiscal 2014. The adoption of this ASU did not impact our financial position, results of operations or cash flows.

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

2. Divestiture

On July 1, 2013, the Company sold a portion of its Health business, consisting of six contracts, for approximately $5.5 million. The Company recognized a gain of approximately $1.6 million during the three months ended September 30, 2013 as a component of continuing operations. As a result of the divestiture, goodwill and intangible assets were reduced by approximately $4.2 million and $1.3 million, respectively.

3. Stock-Based Compensation:

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

The service options generally vest in five equal installments subject to the option holder’s continued employment or service with the Company. The performance options vest at the time of a change in control based upon a specified level of cash return to the PEP Funds from its investment in the Company.  The service and performance options expire ten years from the date of grant.

The following table summarizes stock option activity for the three months ended September 30, 2013:

Service Options:
Shares under option at June 30, 2013	25,210
Options granted	1,281
Options forfeited or cancelled	(852)
Shares under option at September 30, 2013	25,639
Options exercisable at September 30, 2013	8,859

Performance Options:
Shared under option at June 30, 2013	25,488
Options granted	1,281
Options forfeited or cancelled	(545)
Shares under option at September 30, 2013	26,224

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Restricted Stock

In June 2013, the Sterling Holdco Board of Directors approved a restricted stock plan, or the Restricted Stock Plan.  The Board may award shares of restricted stock under the Restricted Stock Plan, at its discretion, to key employees.  As of September 30, 2013, the number of authorized shares eligible for grant under the Restricted Stock plan was 14,674 shares of Sterling Holdco’s common stock.  On November 6, 2013, the Board increased the number of authorized shares eligible for grant to 19,340 shares.

Vesting of restricted stock awarded under the Restricted Stock Plan is subject to the grantee’s continuous employment with the Company from the grant date to the vesting date.  The restricted stock awarded prior to September 2013 vests 36 months from the grant date.  The September 2013 restricted stock awards vest in three equal installments annually on the anniversary of the grant date.  Vested restricted stock issued under the Restricted Stock Plan remains subject to certain sales and transfer restrictions.

The following table summarizes restricted stock activity for awards issued under the Restricted Stock Plan and awards issued in fiscal 2012 pursuant to the Chief Executive Officer’s employment agreement for the three months ended September 30, 2013:

Nonvested restricted shares at July 1, 2013	12,165
Restricted shares granted	3,309
Restricted shares vested	(200)
Restricted shares forfeited	(820)
Nonvested restricted shares at September 30, 2013	14,454

Stock Compensation Expense

The Company recognized stock-based compensation expense related to the stock options and restricted stock of $1.2 million and $1.3 million for the three months ended September 30, 2012 and 2013, respectively. The tax benefit recognized for stock-based compensation cost was $0.5 million and $0.6 million for the same periods, respectively.

4. Accounts Receivable:

Accounts receivable, net as of June 30, 2013 and September 30, 2013 consisted of the following (in thousands):

	June 30,	September 30,
	2013	2013

Billed and billable, net of allowance of $773 and $792 as of June 30, 2013 and September 30, 2013, respectively	$250,079	$221,308
Unbilled:
Retainages	3,465	3,533
Revenue recorded in excess of milestone billings on fixed-price contracts	16,947	21,244
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	2,208	1,994
Allowance for unbillable amounts	(5,223)	(5,469)
Total unbilled	17,397	21,302
Accounts receivable, net	$267,476	$242,610

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

Billings in excess of revenue recognized totaled $8.6 million and $9.1 million at June 30, 2013 and September 30, 2013, respectively. Billings in excess of the revenue recognized are included in current liabilities in the condensed consolidated balance sheets.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

5. Composition of Certain Financial Statement Captions:

Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30,	September 30,
	2013	2013
Prepaid expenses and other
Taxes and taxes receivable	$3,353	$3,281
Maintenance and software	2,447	2,292
Rent	2,634	2,597
Other	6,988	6,800
Total prepaid expenses and other	$15,422	$14,970

Property and equipment
Leasehold improvements	$22,491	$23,386
Furniture, equipment and software	29,996	31,474
Total property and equipment	52,487	54,860
Less: Accumulated depreciation and amortization	(27,676)	(30,417)
Total property and equipment, net	$24,811	$24,443

Identified intangibles
Acquired intangible assets	$504,690	$501,699
Software development costs	2,930	2,930
Total identified intangibles	507,620	504,629
Less: Accumulated amortization	(179,698)	(196,522)
Total identified intangibles, net	$327,922	$308,107

Other long-term assets
Debt issuance costs, net	$38,123	$36,511
Other	4,429	4,706
Total other long-term assets	$42,552	$41,217

Accounts payable and accrued expenses
Vendor obligations	$78,364	$78,093
Accrued interest	11,059	-
Interest rate derivative liability	4,484	6,141
Facility exit charge	1,398	1,187
Other	8,016	8,430
Total accounts payable and accrued expenses	$103,321	$93,851

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$25,183	$27,523
Accrued leave	49,928	42,814
Other	9,896	12,133
Total accrued payroll and employee benefits	$85,007	$82,470

Other long-term liabilities
Interest rate derivative liability	$15,563	$14,061
Deferred rent	8,094	9,072
Facility exit charge	2,140	1,938
Other	967	1,012
Total other long-term liabilities	$26,764	$26,083

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

At June 30, 2013 and September 30, 2013, debt consisted of the following (in thousands):

	June 30,	September 30,
	2013	2013
Secured Term Loan B Facility	$715,000	$715,000
Less: Unamortized Discount	(6,333)	(6,021)
Secured Term Loan B Facility, net	708,667	708,979
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,108,667	1,108,979

Long-term debt	$1,108,667	$1,108,979

As of September 30, 2013, the fair value of the Company’s debt, based on recent trading activity, approximated carrying value.

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

The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings on its Revolver as of June 30, 2013 and September 30, 2013.  If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 5.25x as of September 30, 2013. The NSSLR requirement decreases over time to 4.5x as of June 30, 2016. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.7x as of June 30, 2013 and 3.5x as of September 30, 2013. As of September 30, 2013, the Company was in compliance with all of its covenants.

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

The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied the required ECF principal payments for fiscal 2012.  The Company repaid $20.0 million of its Term Loan B Facility in fiscal 2013, which satisfied the Company’s required ECF principal payments for fiscal 2013.

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During the three months ended September 30, 2012 and 2013, $0.3 million of the original issue discount were amortized and reflected in interest expense in the condensed consolidated statements of operations.

Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the three months ended September 30, 2012 and 2013, $1.6 million of costs were amortized and reflected in interest expense in the condensed consolidated statements of operations. Due to the repayments, the Company accelerated a proportional amount of the amortization of the debt issuance costs and original issue discount totaling $0.1 million in the three months ended September 30, 2012.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

As of June 30, 2013 and September 30, 2013, interest accrued at a rate of 6.5% for the senior secured credit facilities. Interest payments of $12.1 million and $12.2 million were made in the three months ended September 30, 2012 and 2013, respectively, including a $0.1 million and $0.3 million of commitment fees for the same periods.

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

As of June 30, 2013 and September 30, 2013, interest accrued at 11.0% for the Senior Notes. The Company paid $22.0 million of interest related to the Senior Notes in the three months ended September 30, 2012 and 2013.

7. Derivative Instruments and Hedging Activities:

Hedge of Interest Rate Risk

Risk Management Objective of Using Derivatives

The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2013 and September 30, 2013, the Company had outstanding interest rate derivatives with an initial combined notional value of $650.0 million and $590.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $6.1 million will be reclassified from AOCI into interest expense.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $20.0 million and $20.2 million as of June 30, 2013 and September 30, 2013, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations & Condensed Consolidated Statements of Comprehensive Loss

All amounts recorded in other comprehensive loss are related to the Company’s derivatives. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, including the reclassifications out of the accumulated other comprehensive loss to the condensed consolidated statements of operations (in thousands):

	Three months ended September 30,
	2012	2013
Beginning of quarter	$(12,027)	$(12,183)
Other comprehensive loss before reclassifications
Total before tax	(2,207)	(1,349)
Tax effect	866	529
Net of tax	(1,341)	(820)
Amounts reclassified from accumulated other comprehensive loss
Total before tax	397	1,193
Tax effect	(156)	(468)
Net of tax	241	725
Net other comprehensive loss	(1,100)	(95)
End of quarter	$(13,127)	$(12,278)

Credit Risk-Related Contingent Features

The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

If the Company had breached any of the provisions of the agreements at September 30, 2013, it could have been required to settle its obligations under the agreements at an estimated termination value. As of September 30, 2013, the termination value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $23.5 million. As of September 30, 2013, the Company had not breached any of the provisions or posted any collateral related to these agreements.

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

The DCAA has not completed audits of the Company’s incurred cost submissions for fiscal 2007 and subsequent fiscal years. The Company has recorded financial results subsequent to fiscal 2006 based upon costs that the Company believes will be approved upon final audit or review. If incurred cost audits result in adverse findings that exceed the Company’s estimates, it may have a material adverse effect on the Company’s financial position, results of operations or cash flows.  DCAA recently completed a review of the Company’s accounting system and has communicated to us in a draft report that they have found no material weaknesses or significant deficiencies.

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

As previously reported, on April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)). On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011. The second amended complaint alleges, among other things, that the Board and Dr. Ernst Volgenau breached various fiduciary duties in connection with the structuring, review and approval of the Transaction.  The defendants filed three separate motions for summary judgment on December 21, 2012. The motions were argued on April 4, 2013. On August 5, 2013, the Delaware Court of Chancery granted defendants’ motions for summary judgment on all counts and issued an implementing order dismissing the lawsuit with prejudice.  On August 30, 2013 the plaintiff noticed its intent to file appeal of the decision of the Court of Chancery with the Delaware Supreme Court.  The appeal was filed on October 14, 2013.  Final resolution of the matter is subject to the Court’s schedule.

On April 25, 2011, Andrei Sinioukov filed a lawsuit in the United States District Court for the Eastern District of Virginia (captioned Sinioukov v. SRA Int’l, Inc., et al, Civil Action No. 1:11-cv-447 (E.D. Va. filed Apr. 25, 2011)), purportedly on behalf of himself and other stockholders of the Company, against the Company, the Board of Directors, Providence, Parent and Merger Sub. On July 14, 2011, the Eastern District of Virginia denied the Sinioukov plaintiff’s motion to lift the stay imposed by the court on May 20, 2011 and refused to enjoin the special meeting of stockholders of the Company in respect of the Transaction from proceeding. Once the SEPTA lawsuit is resolved and the order by the Delaware Court of Chancery becomes final, the Company will move for dismissal of the Sinioukov case.

9. Facility Exit Costs:

During fiscal 2012 and 2013, the Company initiated activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities and recognized a total facility exit charge of $4.4 million and $3.8 million during fiscal 2012 and 2013, respectively. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2025.

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

Balance as of June 30, 2013	$3,538
Facility exit costs accrued	111
Cash payments	(400)
Other	(124)
Balance as of September 30, 2013	3,125
Current portion of facility exit charge liability	(1,187)
Long-term facility exit charge liability	$1,938

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

10. Related Party Transactions:

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $0.5 million in management fees and expenses for the three months ended September 30, 2012 and 2013.

As of September 30, 2012, a Providence affiliate owned $4.4 million of the Company’s Term Loan B Facility. As of September 30, 2013, the Providence affiliate had sold all of its interest in the Company’s Term Loan B Facility. Interest payments of approximately $0.2 million were made for this portion of the Term Loan B Facility during the three months ended September 30, 2012.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three months ended September 30, 2012 and 2013 were $1.8 million and $1.1 million, respectively.

As of June 30, 2013, there were no amounts due from related parties and $0.1 million due to related parties, which was included in the accompanying condensed consolidated balance sheet. As of September 30, 2013, there were no amounts due from related parties and $0.3 million due to related parties, which was included in the accompanying condensed consolidated balance sheet.

11. Subsequent Events:

On October 1, 2013, the United States federal government entered a shutdown period after the U.S. Congress failed to enact government fiscal year 2014 appropriations. Federal government functions deemed non-essential were discontinued, many federal employees were furloughed, and certain contracts received “Stop Work” orders temporarily halting their execution. On October 16, 2013, Congress passed and the President signed into law a bill that ended the shutdown and funded the federal government through January 15, 2014.

SRA’s business was adversely affected in two primary ways by the government shutdown. First, some active projects received “Stop Work” notices pertaining to all or portions of SRA’s staff representing approximately 20% of the Company’s revenue during the government shutdown. The Company anticipates that the impact of these execution interruptions was a reduction of between $11 million and $13 million of revenue.    The impact on operating income was a reduction between $3.5 million and $4.5 million after taking into consideration reductions in selling, general and administrative expenses, as indirect staff took more leave than usual and provided only critical support functions during the shutdown.

The second way in which SRA was affected was the impact to its working capital. Receivable collections were temporarily slowed by customer payment office closings during the shutdown.

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

Readers who are not familiar with our company or the financial statements of federal government information technology, or IT, service providers should closely review the "Description of Critical Accounting Estimates," and the "Description of Statement of Operations Items," sections included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 9, 2013. These sections provide background information that can help readers understand and analyze our financial information.

Overview

We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our clients by providing IT solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include IT lifecycle services; cloud and mobile computing; cyber security; solutions development and integration; and, strategy development and organizational change management. We also provide mission-specific domain expertise in areas such as intelligence analysis; energy and environmental consulting; and bioinformatics. We currently serve more than 250 federal government organizations, across Civil, Defense, Health and Intelligence, Homeland Security and Law Enforcement, or IHL, markets, many of which we have served for over 20 years. Together, these organizations represent approximately 98% of our revenue for the three months ended September 30, 2012 and 2013. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) was $349.8 million and $43.9 million for the three months ended September 30, 2013, respectively. For a reconciliation of Adjusted EBITDA to income from continuing operations, see the section entitled “Items Affecting the Comparability of our Operating Results.”

On March 31, 2011, we entered into an Agreement and Plan of Merger with affiliates of Providence Equity Partners L.L.C., or Providence, and on July 20, 2011 we became an indirect wholly-owned subsidiary of Sterling Holdco Inc., or Sterling Holdco, which is controlled by the PEP Funds, which we refer to as the Transaction. The PEP Funds refer collectively to Providence Equity Partners VI LP and Providence Equity Partners VI-A LP each an affiliate of Providence.

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on August 9, 2013, as well as any cautionary language in Part II. Item 1A. in this quarterly report on Form 10-Q, provide some, but not all possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•
reduced spending levels including impacts of any government shut down and changing budget priorities of our largest customer, the United States federal government, which accounts for approximately 98% of our revenue;

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

Non-GAAP Financial Measures

Adjusted EBITDA and gross contribution presented in this section are supplemental measures that are not required by, nor presented in accordance with generally accepted accounting principles, or GAAP. These non-GAAP measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income, or any other performance measure derived in accordance with GAAP. In addition, our calculations of these non-GAAP measures may not be comparable to that of other companies. We believe these measure are frequently used by securities analysts, investors, and other interested parties in the evaluation of high-yield issuers, as well as management to assess operating performance.

Business Environment and Outlook

We generate approximately 98% of our revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. federal government. Accordingly, our business performance is affected by the overall level of U.S. federal government spending. The U.S. federal government continues to face fiscal and economic challenges, which have created increasing pressure to examine and reduce spending across all federal agencies in recent years.

The Budget Control Act of 2011, or the 2011 Act, committed the U.S. federal government to significantly reduce the federal deficit over ten years. The 2011 Act established caps on discretionary spending through 2021 and contained a sequester mechanism that imposed automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period. The sequester, which took effect on March 1, 2013, imposed $85 billion of automatic budget cuts in government fiscal year 2013. Additional discretionary cuts of approximately $90.5 billion are scheduled to take effect in January 2014.

On October 1, 2013, the government entered a shutdown period after Congress failed to enact fiscal year 2014 appropriations. Government functions deemed non-essential were discontinued, many federal employees were furloughed, and certain contracts received “Stop Work” orders temporarily halting their execution. On October 16, 2013, Congress passed and the President signed into law a bill that ended the shutdown and funded the federal government through January 15, 2014. Additional legislation that funds the government beyond that date will establish discretionary funding levels that may differ from those mandated by the sequester.

The combination of sequester spending cuts, government shutdown dynamics, and overall budget uncertainty have adversely affected our financial performance this fiscal year and in the prior fiscal year. The lack of budget visibility has led many federal procurement officials to delay contract awards, increasing competition and pricing pressure for new business opportunities in our market. These factors have led to lower win rates, erosion in gross margins, and an increase in bid protests, which have further delayed many contract awards. Other issues such as the increasing volume of contracts set-aside for small businesses and a greater prevalence of “low price technically acceptable” evaluation criteria have further challenged growth of companies in our market and ability to sustain historical gross margins.

Despite these uncertainties affecting the government contracting industry, we expect the federal government to make continued investments in areas such as cyber security, operating efficiency, C4ISR, and health care system modernization, and to continue supporting the intelligence community and special-forces capabilities. Since fiscal 2011 we have increased our annual investments in business development, capture and proposal activities by more than $20 million, while reducing our overall selling, general and administrative, or SG&A, costs through reductions in our indirect labor force, consolidation and reconfiguration of underutilized office space, and reduction of fringe benefits. We believe we are well positioned to gain market share and achieve long-term growth, and this belief has been validated by a series of recent contract awards in the health IT market, in particular.

Recent Contract Developments

In October 2012, we were informed that we had not won the re-compete of our contract with the Federal Deposit Insurance Corporation, or FDIC. Shortly thereafter we protested the award to a competitor and the government took corrective action. We submitted a new proposal to the government in March 2013 and were notified in August 2013 that we had not been awarded the contract. We filed a protest of that award and are currently awaiting a response from the government. In the meantime, our work on the contract is ongoing and is funded through December 2013. The FDIC contract accounted for approximately $98 million, or 7%, of revenue and approximately $14 million, or 4%, of gross contribution, or revenue less cost of services, in fiscal 2013.  The FDIC contract accounted for approximately $20 million, or 6%, of revenue and approximately $2.5 million, or 3%, of gross contribution in the three months ended September 30, 2013.

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

Three months
ended
(in millions)	September 30, 2013

Beginning backlog	$3,284.5

New contact awards	629.9
Ceiling increases	192.9
Total contract awards	822.8
De-obligations and removals	(71.1)
Net orders	751.7
Revenue recognized	(349.8)
Ending backlog	$3,686.4

Funded	929.8
Unfunded	2,756.6
Total backlog	$3,686.4

A key measure of our business growth is the ratio of gross contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using gross contract orders, was 2.4:1 and 1.0:1 in the three and twelve months ended September 30, 2013, respectively. Our book-to-bill ratio continues to be adversely impacted by the challenging market environment including declining budgets, budget uncertainties, an increased number of protested contract awards, and heightened competition. Despite the environment, we do not believe we are opportunity constrained and have grown our pipeline and increased the total value of proposals submitted. The total value of proposals submitted in the three months ended September 30, 2013 was $1.1 billion. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for ID/IQ contracts or bids submitted as a subcontractor. As a result of this activity, we had approximately $1.8 billion of proposals awaiting award decision at September 30, 2013.

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

As of September 30, 2013, we expect to recognize approximately 22% of our backlog as revenue within the next twelve months.

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

  The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months	Three months
	ended	ended
	September 30, 2012	September 30, 2013
Cost-plus-fee	30%	30%
Time-and-materials	37%	34%
Fixed-price (a)	33%	36%

(a) Includes approximately 4% of the revenue earned on fixed-price-level-of-effort contracts.

Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time. As of September 30, 2013, we had approximately 5,400 employees. Direct labor utilization was 79.8% and 80.3% for the three months ended September 30, 2012 and 2013, respectively. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. From time to time we may offer discounts to our customers for early payment. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 60 days as of September 30, 2013 compared to 56 days as of September 30, 2012.

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

Summary of Financial Results

	Three months	Three months
	ended	ended
	September 30, 2012	September 30, 2013
Revenue	$389,849	$349,823
Operating costs and expenses:
Cost of services	296,981	264,137
Selling, general and administrative	53,333	45,541
Depreciation and amortization of property and equipment	3,199	2,585
Amortization of intangible assets	22,146	18,520
Gain on the sale of a portion of the Health business	-	(1,564)
Total operating costs and expenses	375,659	329,219
Operating income	14,190	20,604
Interest expense	(25,481)	(26,171)
Interest income	12	10
Loss before income taxes	(11,279)	(5,557)
Benefit from income taxes	(3,896)	(2,016)
Net loss	$(7,383)	$(3,541)

	Three months	Three months
	ended	ended
	September 30, 2012	September 30, 2013
Net cash provided by operating activities	$30,712	$31,668
Net cash (used in) provided by investing activities	(4,271)	1,832
Net cash used in financing activities	(20,000)	-
Net increase in cash and cash equivalents	$6,441	$33,500

Items Affecting the Comparability of Our Operating Results

We define Adjusted EBITDA as GAAP net loss plus (i) benefit from income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items, such as stock compensation expense, Transaction costs, impairment of goodwill and other assets, the gain on the sale of a portion of our Health business and other items that do not relate directly to our ongoing operations or which are non-cash in nature. Adjusted EBITDA, or Consolidated EBITDA as is defined in the credit agreement, as presented in the table below is used to determine our compliance with certain covenants contained in our credit agreement. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period-to-period changes in taxes and interest expense, among other things.

	Three months	Three months
	ended	ended
	September 30, 2012	September 30, 2013
Loss from continuing operations	$(7,383)	$(3,541)
Benefit from income taxes	(3,896)	(2,016)
Interest expense, net	25,469	26,161
Depreciation and amortization of property and equipment	3,530	2,908
Amortization of intangible assets	22,146	18,520
Stock compensation	1,209	1,334
Severance	285	(45)
Facility exit charge	263	111
Officer compensation and other, net	1,891	796
Gain on the sale of a portion of our Health business	-	(1,564)
Subtotal - Adjusted EBITDA before certain items	43,514	42,664
EBITDA impact of cost savings	528	1,231
Adjusted EBITDA	$44,042	$43,895

	Twelve months ended	Twelve months ended
	September 30, 2012	September 30, 2013
Loss from continuing operations	$(27,419)	$(313,452)
Benefit from income taxes	(16,666)	(58,289)
Interest expense, net	105,423	101,426
Depreciation and amortization of property and equipment	16,098	12,862
Amortization of intangible assets	94,947	84,522
Stock compensation	3,016	2,961
Severance	3,074	1,393
Facility exit charge	4,680	3,659
Officer compensation and other, net	10,434	5,258
Transaction costs	641	-
Impairment of goodwill and other assets	-	345,753
Gain on the sale of a portion of our Health business	-	(1,564)
Subtotal - Adjusted EBITDA before certain items	194,228	184,529
EBITDA impact of acquisitions	-	2,025
EBITDA impact of cost savings	3,887	8,353
Adjusted EBITDA	$198,115	$194,907

In addition to interest, taxes, depreciation and amortization, loss from continuing operations was also adjusted by the following items in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Severance charges incurred to primarily reduce our indirect labor force. The gross charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Certain other non-recurring items including the following:

	Three months	Three months
	ended	ended
	September 30, 2012	September 30, 2013
Signing and retention bonuses of certain executive officers	$993	$-
PEP management fees	438	438
Merger and acquisition costs	193	248
Other	267	110
Officer compensation and other, net	$1,891	$796

	Twelve months	Twelve months
	ended	ended
	September 30, 2012	September 30, 2013
Signing and retention bonuses of certain executive officers	$6,746	$148
PEP management fees	1,751	1,751
Merger and acquisition costs	481	2,268
Other	1,456	1,091
Officer compensation and other, net	$10,434	$5,258

•	Transaction costs for accelerated stock compensation expense, accounting, investment banking, legal, severance, and other services related to the Transaction;

•	Impairment of goodwill and trade names as a result of the annual impairment analysis for fiscal 2013;

•	Gain on the sale of a portion of our Health business in the first quarter of fiscal 2014;

•
The acquisition of MorganFranklin Corporation’s National Security Solutions division in December 2012. In calculating Adjusted EBITDA, we add the estimated EBITDA impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded.

•
As defined in our credit agreement, cost savings represents the EBITDA impact of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, for the periods presented, the cost savings adjustment represents the estimated EBITDA impact of actions taken to exit underutilized space in certain of our leased facilities, the run-rate cost savings associated with indirect labor reductions, and savings associated with certain fringe benefit changes.

The impact of these items on our net loss is shown in the table above. We present Adjusted EBITDA as an additional measure of our core business performance period over period. Adjustments to loss from continuing operations result in a non-GAAP measure; however, we believe adjustment of the items above is useful as they are considered outside the normal course of our operations and obscure the comparability of performance period-over-period.

  Adjusted EBITDA decreased in the three and twelve months ended September 30, 2013 compared to the three and twelve months ended September 30, 2012 due primarily to a decline in direct labor services caused by the federal budget pressures and increasingly competitive market environment. This decline was partially offset by reductions in SG&A expenses as a result of actions taken to align our indirect costs with our volume of business.

Results of Operations

Financial Highlights

Financial highlights or events in the first quarter of fiscal 2014 include:

•	We completed the divestiture of a portion of our Health business in July 2013 for $5.5 million.
•	Adjusted EBITDA was $43.9 million for the three months ended September 30, 2013. Adjusted EBITDA margin, excluding the impact of any acquisitions, was 12.5%.

Revenue

Revenue decreased 10.3% to $349.8 million in the three months ended September 30, 2013 from $389.8 million in the three months ended September 30, 2012. The decline in revenue was due, in part, to lower materials and other reimbursable costs, which decreased approximately $8.2 million, with the remainder of the decrease due to a decline in labor services. The decline in labor services was primarily due to the competitive market environment, funding reductions on some of our existing programs, and the continued delay of contract awards.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Three months ended September 30, 2012	Three months ended September 30, 2013	% Change
Cost of services	$296,981	$264,137	(11.1)%
Selling, general and administrative	53,333	45,541	(14.6)%
Depreciation and amortization of property and equipment	3,199	2,585	(19.2)%
Amortization of intangible assets	22,146	18,520	(16.4)%
Gain on the sale of a portion of the Health business	-	(1,564)	NMF
	(as a percentage of revenue)
Cost of services	76.2%	75.5%
Selling, general and administrative	13.7%	13.0%
Depreciation and amortization of property and equipment	0.8%	0.7%
Amortization of intangible assets	5.7%	5.3%
Gain on the sale of a portion of the Health business	0.0%	-0.4%

NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Three months		Three months
	ended		ended
	September 30, 2012	% of total	September 30, 2013	% of total

Direct labor and related overhead	$150,010	50.5%	$134,276	50.8%
Subcontractor labor	95,477	32.2%	86,572	32.8%
Materials and other reimbursable costs	51,494	17.3%	43,289	16.4%
Total cost of services	$296,981		$264,137

Cost of services has decreased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to lower business volume as a result of increased competition and pricing pressures, particularly for new business opportunities in our market. As a percentage of revenue, cost of services decreased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to lower materials and other reimbursable costs.

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

SG&A expenses decreased $7.8 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Excluding stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section listed “Items Affecting the Comparability of Our Operating Results,” SG&A expenses decreased approximately $6.2 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease is primarily a result of actions taken to align our indirect costs with our volume of business and maintain competitive cost position, offset by additional investments in business development, capture and proposal activities.

Depreciation and amortization of property and equipment did not materially change in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Amortization of intangible assets decreased in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 as amortization is recorded on an accelerated basis based on the expected benefits of the assets.

Interest

	Three months	Three months
	ended	ended
	September 30, 2012	September 30, 2013
Interest expense	$(25,481)	$(26,171)
Interest income	12	10
Interest, net	$(25,469)	$(26,161)

Interest expense increased in three months ended September 30, 2013 by $0.7 million compared to the three months ended September 30, 2012 due to an increase in interest expense related to hedging activities. Interest expense for the three months ended September 30, 2012 and 2013 includes amortization of original issue discount and debt issuance costs of $1.9 million. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of September 30, 2013, we had fixed the interest rate on all but $125.0 million of our outstanding total debt.

Income Taxes

The effective tax rate for the three months ended September 30, 2012 and 2013 was a tax benefit of 34.5% and 36.3%, respectively, which is lower than the statutory income tax rates primarily due to non-deductible permanent items.

Liquidity and Capital Resources

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of September 30, 2013 was $104.2 million compared to $96.8 million as of June 30, 2013. As of September 30, 2013, our total unrestricted cash was $38.6 million and our total outstanding debt was $1.1 billion, excluding unamortized discount.

	Three months	Three months
	ended	ended
	September 30, 2012	September 30, 2013
Net cash provided by operating activities	$30,712	$31,668
Net cash (used in) provided by investing activities	(4,271)	1,832
Net cash used in financing activities	(20,000)	-
Net increase in cash and cash equivalents	$6,441	$33,500

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill the majority of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and tax payments.

Net cash provided by operating activities was $30.7 million and $31.7 million in the three months ended September 30, 2012 and 2013, respectively. In the three months ended September 30, 2013, the increase in cash provided by operating activities was due to improvements in billing and collections of our accounts receivable partially offset by the timing of vendor payments.

Net cash used in investing activities was $4.3 million in the three months ended September 30, 2012 and the net cash provided by investing activities was $1.8 million in the three months ended September 30, 2013. In the three months ended September 30, 2013, net cash provided by investing activities was due to the proceeds from the sale of a portion of the Health business of $5.5 million partially offset by $3.7 million of capital expenditures. In the three months ended September 30, 2012, net cash used in investing activities was due to capital expenditures of $4.3 million.

Net cash used in financing activities was $20.0 million in the three months ended September 30, 2012, which relates to repayments on our Term Loan B Facility.  No financing activities occurred in the three months ended September 30, 2013.

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

We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of September 30, 2013, we had no outstanding letters of credit or borrowings under our Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The required ratio decreases over time from less than or equal to 5.25x as of September 30, 2013 to less than or equal to 4.5x as of June 30, 2016. As of September 30, 2013, our net senior secured leverage ratio was 3.5x. We were in compliance with all of our covenants as of September 30, 2013.

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

Capital Requirements

We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be less than 1.0% of revenue, for at least the next twelve months.

Income Taxes

The Transaction accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of this stock compensation deduction, as well as Transaction costs and tax-deductible interest expense, we do not expect to make any material U.S. federal income tax payments until December 2014.

Off-Balance Sheet Arrangements

As of September 30, 2013, other than operating leases, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 7 to our condensed consolidated financial statements as of and for the period ended September 30, 2013 included in this quarterly report on Form 10-Q.

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

For a full discussion of our critical accounting policies, refer to the "Description of Critical Accounting Estimates" section included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 9, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, or ASU 2013-02, an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of Accumulated Other Comprehensive Income, or AOCI, in a single note or on the face of the financial statements. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2012, or our fiscal 2014. The adoption of this ASU did not impact our financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in our Form 10-K filed with the Securities and Exchange Commission on August 9, 2013.

Interest Rate Risk

Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016. As of September 30, 2013 we had fixed the interest rate on all but $125.0 million of our outstanding Term Loan B Facility. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.25% at September 30, 2013. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.3 million based on the unhedged portion of our senior secured credit facilities outstanding as of September 30, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September  30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information relating to legal proceedings, see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.  Risk Factors

Except for the risk factor described below, there were no material changes from the risk factors disclosed in our annual report filed on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission on August 9, 2013.

Implementation of automatic sequestration under the Budget Control Act of 2011, as amended, or Congressional actions intended to replace sequestration; any future shutdown of U.S. government operations; or any failure to raise the debt ceiling.

As disclosed in our annual report filed on Form 10-K for the fiscal year ended June 30, 2013, we rely predominately on U.S. government contracts. As a consequence, our programs could be materially reduced, extended, or terminated as a result of, among other things, the implementation of sequestration; other budget cuts intended to avoid sequestration; and any future shutdown of U.S. government functions or any failure to raise the debt ceiling. The collateral effects of a failure to pass timely budgets or any failure to raise the debt ceiling could increase both the probability and the potential magnitude of the risks associated with our dependence on the U.S. government as previously disclosed in our annual report filed on Form 10-K for the fiscal year ended June 30, 2013, and materially reduce our expectations with respect to financial trends for fiscal years 2014-2015.  Additional risks and other factors include:

•
Cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which have reduced and delayed and may further reduce or delay contract awards or funding for orders for services especially in the current political environment or otherwise, negatively affect our ability to generate revenue under contract awards, including as a result of reduced staffing and hours of operation at U.S. government clients;

•
Delayed funding of our contracts or delays in potential awards due to delays in the completion of the U.S. government's budgeting process, the effects of the recently ended U.S. government shutdown and uncertainty relating to and a possible failure of Congressional efforts to craft a long-term agreement on the U.S. government’s budget and ability to incur indebtedness in excess of its current limits prior to January 15, 2014 and February 7, 2014, the dates on which legislation relating to the U.S. government’s budget and debt limit, respectively, and the use of continuing resolutions by the U.S. government to fund its operations or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts and program changes made in lieu of sequestration);

•
Current and continued uncertainty around the timing, extent, nature, and effect of Congressional and other U.S. government action to address budgetary constraints, including, but not limited to, delays resulting from the recent U.S. government shutdown and uncertainty around the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s budget and ability to incur indebtedness in excess of its current limits, and the U.S. deficit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 6, 2013 the Sterling Holdco Board increased the number of shares eligible for grant under the Restricted Stock Plan to 19,340 shares of Sterling Holdco common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 8th day of November, 2013.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
William L. Ballhaus President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

