Form 10-Q
period 2013-12-31
SRA INTERNATIONAL, INC.
filed 2014-02-07
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

As of February 7, 2013, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2013	2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,050	$53,886
Restricted cash	1,389	2,319
Accounts receivable, net	267,476	255,839
Prepaid expenses and other	15,422	11,676
Deferred income taxes	4,371	-
Total current assets	293,708	323,720
Property and equipment, net	24,811	22,499
Goodwill	787,760	783,604
Trade names	150,200	150,200
Identified intangibles, net	327,922	290,043
Other long-term assets	42,552	39,720
Total assets	$1,626,953	$1,609,786

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt and revolving credit facility	$-	$45,000
Accounts payable and accrued expenses	103,321	115,899
Accrued payroll and employee benefits	85,007	76,722
Billings in excess of revenue recognized	8,563	10,219
Deferred income taxes	-	8,414
Total current liabilities	196,891	256,254
Long-term debt	1,108,667	1,064,264
Deferred income taxes	133,462	112,979
Other long-term liabilities	26,764	24,764
Total liabilities	1,465,784	1,458,261
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and oustanding as of June 30, 2013 and December 31, 2013	-	-
Additional paid-in capital	519,590	521,703
Accumulated other comprehensive loss, net of tax	(12,183)	(12,231)
Accumulated deficit	(346,238)	(357,947)
Total stockholder's equity	161,169	151,525
Total liabilities and stockholder's equity	$1,626,953	$1,609,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2012	2013	2012	2013

Revenue	$376,699	$333,713	$766,548	$683,536
Operating costs and expenses:
Cost of services	285,421	260,050	582,402	524,187
Selling, general and administrative	50,194	40,207	103,527	85,748
Depreciation and amortization of property and equipment	3,171	2,323	6,370	4,908
Amortization of intangible assets	21,577	18,064	43,723	36,584
Gain on the sale of a portion of the Health & Civil business	-	-	-	(1,564)
Total operating costs and expenses	360,363	320,644	736,022	649,863
Operating income	16,336	13,069	30,526	33,673
Interest expense	(25,241)	(26,356)	(50,722)	(52,527)
Interest income	9	24	21	34
Loss before income taxes	(8,896)	(13,263)	(20,175)	(18,820)
Benefit from income taxes	(3,345)	(5,095)	(7,241)	(7,111)
Net loss	$(5,551)	$(8,168)	$(12,934)	$(11,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2012	2013	2012	2013

Net loss	$(5,551)	$(8,168)	$(12,934)	$(11,709)
Unrealized gain (loss) on interest rate swaps, net of tax	202	47	(898)	(48)
Comprehensive loss	$(5,349)	$(8,121)	$(13,832)	$(11,757)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended December 31,
	2012	2013

Cash flows from operating activities:
Net loss	$(12,934)	$(11,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,038	5,619
Amortization of intangible assets	43,723	36,584
Stock-based compensation	2,034	2,130
Deferred income taxes	(7,963)	(7,618)
Amortization of original issue discount and debt issuance costs	3,658	3,747
Gain on the sale of a portion of the Health & Civil business	-	(1,564)
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	41,987	11,399
Prepaid expenses and other	(1,391)	3,697
Accounts payable and accrued expenses	(12,002)	10,624
Accrued payroll and employee benefits	(20,899)	(7,899)
Billings in excess of revenue recognized	(552)	2,217
Other	(2,708)	878
Net cash provided by operating activities	39,991	48,105

Cash flows from investing activities:
Capital expenditures	(5,824)	(4,761)
Acquisition of MorganFranklin Corporation's National Security Solutions division	(34,198)	-
Proceeds from the sale of a portion of the Health business	-	5,492
Net cash (used in) provided by investing activities	(40,022)	731

Cash flows from financing activities:
Repayments of Term Loan B Facility	(20,000)	-
Borrowings under revolving credit facility	50,000	100,000
Repayments under revolving credit facility	(30,000)	(100,000)
Net cash used in financing activities	-	-

Net (decrease) increase in cash and cash equivalents	(31)	48,836
Cash and cash equivalents, beginning of period	3,647	5,050
Cash and cash equivalents, end of period	$3,616	$53,886

Supplementary Cash Flow Information
Cash paid for interest	47,175	49,114
Cash paid (refunds received) for income taxes	268	(680)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2013 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 9, 2013.

Nature of Business

The Company provides technology and strategic consulting services and solutions primarily to U.S. federal government organizations. The Company provides services and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. In December 2013, the Company realigned its portfolio of clients from four business groups into two business groups: National Security group and Health and Civil group.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in allocating resources and in assessing performance. Due to the similarities in the types of customers, services and overall economic characteristics of the Company’s two business groups, the Company aggregates all of its operations into one reportable segment.

The Company derives a substantial majority of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. These contracts represented approximately 97% of the Company’s revenue for the three months ended December 31, 2013 and 98% for the three months ended December 31, 2012 and the six months ended December 31, 2012 and 2013. The Company considers individual agencies that may fall under a larger department as separate customers.  No customer accounted for 10% or more of the Company’s revenue for any of the periods presented.

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

⋅	Level 1 – Quoted prices for identical instruments in active markets;
⋅
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

⋅	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Company’s financial instruments include cash, trade receivables, vendor payables, debt, and derivative financial instruments. As of June 30, 2013 and December 31, 2013, the carrying value of cash, trade receivables and vendor payables approximated their fair value. See Note 5 for a discussion of the fair value of the Company’s debt. See Note 6 for a discussion of the fair value of the Company’s derivative financial instruments.

Divestiture

On July 1, 2013, the Company sold a portion of its Health & Civil business, consisting of six contracts, for approximately $5.5 million. The Company recognized a gain of approximately $1.6 million during the six months ended December 31, 2013 as a component of continuing operations. As a result of the divestiture, goodwill and intangible assets were reduced by approximately $4.2 million and $1.3 million, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, or ASU 2013-02, an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of Accumulated Other Comprehensive Income, or AOCI, in a single note or on the face of the financial statements. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2012, or the Company’s fiscal 2014. The adoption of this ASU did not impact the Company’s financial position, results of operations or cash flows.

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

The following table summarizes stock option activity for the six months ended December 31, 2013:

Service Options:
Shares under option at June 30, 2013	25,210
Options granted	4,922
Options forfeited or cancelled	(2,342)
Shares under option at December 31, 2013	27,790
Options exercisable at December 31, 2013	8,684

Performance Options:
Shared under option at June 30, 2013	25,488
Options granted	4,922
Options forfeited or cancelled	(2,306)
Shares under option at December 31, 2013	28,104

Restricted Stock

In June 2013, the Sterling Holdco Board of Directors approved a restricted stock plan, or the Restricted Stock Plan. The Board may award shares of restricted stock under the Restricted Stock Plan, at its discretion, to key employees. As of December 31, 2013, the number of authorized shares eligible for grant under the Restricted Stock plan was 19,340 shares of Sterling Holdco’s common stock.

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

 The following table summarizes restricted stock activity for awards issued under the Restricted Stock Plan and awards issued in fiscal 2012 pursuant to the Chief Executive Officer’s employment agreement for the six months ended December 31, 2013:

Nonvested restricted shares at June 30, 2013	12,165
Restricted shares granted	3,309
Restricted shares vested	(200)
Restricted shares forfeited	(1,470)
Nonvested restricted shares at December 31, 2013	13,804

Stock Compensation Expense

  The Company recognized stock-based compensation expense related to the stock options and restricted stock of $0.8 million for the three months ended December 31, 2012 and 2013 and $2.0 million and $2.1 million for the six months ended December 31, 2012 and 2013, respectively.

3. Accounts Receivable:

Accounts receivable, net as of June 30, 2013 and December 31, 2013 consisted of the following (in thousands):

	June 30,	December 31,
	2013	2013
Billed and billable, net of allowance of $773 and $792 as of June 30, 2013 and December 31, 2013, respectively	$250,079	$231,221
Unbilled:
Retainages	3,465	3,824
Revenue recorded in excess of milestone billings on fixed-price contracts	16,947	20,713
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	2,208	5,523
Allowance for unbillable amounts	(5,223)	(5,442)
Total unbilled	17,397	24,618
Accounts receivable, net	$267,476	$255,839

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

Billings in excess of revenue recognized totaled $8.6 million and $10.2 million at June 30, 2013 and December 31, 2013, respectively. Billings in excess of the revenue recognized are included in current liabilities in the condensed consolidated balance sheets.

4. Composition of Certain Financial Statement Captions:

Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30,	December 31,
	2013	2013

Prepaid expenses and other
Taxes and taxes receivable	$3,353	$2,183
Maintenance and software	2,447	2,532
Rent	2,634	2,585
Other	6,988	4,376
Total prepaid expenses and other	$15,422	$11,676

Property and equipment
Leasehold improvements	$22,491	$23,369
Furniture, equipment and software	29,996	32,042
Total property and equipment	52,487	55,411
Less: Accumulated depreciation and amortization	(27,676)	(32,912)
Total property and equipment, net	$24,811	$22,499

Identified intangibles
Acquired intangible assets	$504,690	$501,699
Software development costs	2,930	2,930
Total identified intangibles	507,620	504,629
Less: Accumulated amortization	(179,698)	(214,586)
Total identified intangibles, net	$327,922	$290,043

Other long-term assets
Debt issuance costs, net	$38,123	$34,973
Other	4,429	4,747
Total other long-term assets	$42,552	$39,720

Accounts payable and accrued expenses
Vendor obligations	$78,364	$89,174
Accrued interest	11,059	10,718
Interest rate derivative liability	4,484	7,664
Facility exit charge	1,398	1,175
Other	8,016	7,168
Total accounts payable and accrued expenses	$103,321	$115,899

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$25,183	$29,677
Accrued leave	49,928	36,784
Other	9,896	10,261
Total accrued payroll and employee benefits	$85,007	$76,722

Other long-term liabilities
Interest rate derivative liability	$15,563	$12,460
Deferred rent	8,094	9,279
Facility exit charge	2,140	1,991
Other	967	1,034
Total other long-term liabilities	$26,764	$24,764

5. Debt:

On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.

At June 30, 2013 and December 31, 2013, debt consisted of the following (in thousands):

	June 30,	December 31,
	2013	2013

Secured Term Loan B Facility	$715,000	$715,000
Less: Unamortized Discount	(6,333)	(5,736)
Secured Term Loan B Facility, net	708,667	709,264
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,108,667	1,109,264

Current portion of long-term debt	-	(45,000)

Long-term debt	$1,108,667	$1,064,264

As of December 31, 2013, the fair value of the Company’s debt, based on recent trading activity, approximated carrying value.

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

The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings on its Revolver as of June 30, 2013 and December 31, 2013.   If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 5.25x as of December 31, 2013. The NSSLR requirement decreases over time to 4.5x as of June 30, 2016. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.7x as of June 30, 2013 and 3.5x as of December 31, 2013. As of December 31, 2013, the Company was in compliance with all of its covenants.

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

The Company repaid $ 140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied the required ECF principal payments for fiscal 2012.  The Company repaid $20.0 million of its Term Loan B Facility in fiscal 2013, which satisfied the Company’s required ECF principal payments for fiscal 2013. The Company estimates the fiscal 2014 ECF requirement to be $45.0 million, which is due October 15, 2014 and is included in current liabilities on the condensed consolidated balance sheet.

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During the three months ended December 31, 2012 and 2013 and the six months ended December 31, 2012 and 2013, $0.3 million, $0.3 million, $0.6 million and $0.6 million of the original issue discount were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.

Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the three months ended December 31, 2012 and 2013 and the six months ended December 31, 2012 and 2013, $1.5 million, $1.5 million, $3.1 million and $3.2 million of costs were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.

As of December 31, 2013, interest accrued at a rate of 6.5 % for the senior secured credit facilities. Interest payments of $12.2 million and $12.5 million were made in the three months ended December 31, 2012 and 2013, respectively, including $0.2 million and $0.1 million of commitment fees for the same periods. Interest payments of $24.3 million and $24.7 million were made in the six months ended December 31, 2012 and 2013, respectively, including $0.3 million and $0.4 million of commitment fees for the same periods.

 Senior Notes due 2019

The Senior Notes due 2019 are guaranteed by all of the Company’s wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100 % owned by the Company and have no independent assets or operations.

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

As of December 31, 2013, interest accrued at 11.0% for the Senior Notes. The Company paid $22.0 million of interest related to the Senior Notes in the six months ended December 31, 2012 and 2013.

6. Derivative Instruments and Hedging Activities:

Hedge of Interest Rate Risk

Risk Management Objective of Using Derivatives

The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2013 and December 31, 2013, the Company had outstanding interest rate derivatives with an initial combined notional value of $650.0 million and $565.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $ 475.0 million upon maturity in July 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $7.7 million will be reclassified from AOCI into interest expense.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $20.0 million and $20.1 million as of June 30, 2013 and December 31, 2013, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations & Condensed Consolidated Statements of Comprehensive Loss

All amounts recorded in other comprehensive loss are related to the Company’s derivatives. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, including the reclassifications out of the accumulated other comprehensive loss to the condensed consolidated statements of operations (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2012	2013	2012	2013

Beginning of quarter	$(13,127)	$(12,278)	$(12,027)	$(12,183)
Other comprehensive loss before reclassifications
Total before tax	(53)	(1,064)	(2,260)	(2,413)
Tax effect	21	417	887	946
Net of tax	(32)	(647)	(1,373)	(1,467)
Amounts reclassified from accumulated other comprehensive income (loss)
Total before tax	386	1,141	783	2,334
Tax effect	(152)	(447)	(308)	(915)
Net of tax	234	694	475	1,419
Net other comprehensive income (loss)	202	47	(898)	(48)
End of quarter	$(12,925)	$(12,231)	$(12,925)	$(12,231)

Credit Risk-Related Contingent Features

The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

If the Company had breached any of the provisions of the agreements at December 31, 2013, it could have been required to settle its obligations under the agreements at an estimated termination value. As of December 31, 2013, the termination value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $22.8 million. As of December 31, 2013, the Company had not breached any of the provisions or posted any collateral related to these agreements.

7. Commitments and Contingencies:

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

In November 2013, DCMA issued a report that deemed the Company’s accounting system acceptable. Any future adverse audit findings or failure to obtain an “adequate” determination of the Company’s various accounting, estimating, and other management internal control systems from the responsible U.S. government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. The government also may decrement billings until cited deficiencies are corrected and a follow-up review has been performed by DCAA confirming corrective actions are adequate.

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

As previously reported, on April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)). On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011. The second amended complaint alleges, among other things, that the Board and Dr. Ernst Volgenau breached various fiduciary duties in connection with the structuring, review and approval of the Transaction.  The defendants filed three separate motions for summary judgment on December 21, 2012. The motions were argued on April 4, 2013. On August 5, 2013, the Delaware Court of Chancery granted defendants’ motions for summary judgment on all counts and issued an implementing order dismissing the lawsuit with prejudice.   On August 30, 2013 the plaintiff noticed its intent to file appeal of the decision of the Court of Chancery with the Delaware Supreme Court.   The appeal was filed on October 14, 2013.  On February 5, 2014, the Delaware Supreme Court will hear arguments en banc in connection with the plaintiff’s appeal.  Final resolution of the matter is subject to the Court’s schedule.

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

8. Facility Exit Costs:

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

Balance as of June 30, 2013	$3,538
Facility exit costs accrued	503
Cash payments	(629)
Other	(246)
Balance as of December 31, 2013	3,166
Current portion of facility exit charge liability	(1,175)
Long-term facility exit charge liability	$1,991

9. Related Party Transactions:

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $0.9 million and $0.4 million in management fees and expenses for the three months ended December 30, 2012 and 2013, respectively, and $1.4 million and $0.9 million for the six months ended December 31, 2012 and 2013, respectively.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three months ended December 30, 2012 and 2013 were $1.5 million and $1.2 million, respectively, and were $3.2 million and $2.3 million for the six months ended December 31, 2012 and 2013, respectively.

As of June 30, 2013, there were no amounts due from related parties and $0.1 million due to related parties, which was included in the accompanying condensed consolidated balance sheet. As of December 31, 2013, there were no amounts due from related parties and $0.3 million due to related parties, which was included in the accompanying condensed consolidated balance sheet.

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

Overview

We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our clients by providing IT solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include IT lifecycle services; cloud and mobile computing; cyber security; solutions development and integration; and, strategy development and organizational change management. We also provide mission-specific domain expertise in areas such as intelligence analysis; energy and environmental consulting; and bioinformatics. We currently serve more than 250 federal government organizations, across National Security and Health and Civil markets, many of which we have served for over 20 years. Together, these organizations represented approximately 97% of our revenue for the three months ended December 31, 2013 and 98% for the three months ended December 31, 2012 and the six months ended December 31, 2012 and 2013. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) was $333.7 million and $39.0 million for the three months ended December 31, 2013, respectively, and $683.5 million and $84.4 million for the six months ended December 31, 2013, respectively. For a reconciliation of Adjusted EBITDA to income from continuing operations, see the section entitled “Items Affecting the Comparability of our Operating Results.” Our results were negatively impacted by the government shutdown, see the section entitled “Business Environment and Outlook” for a further discussion.

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

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on August 9, 2013, as well as any cautionary language in Part II. Item 1A. in the quarterly report on Form 10-Q filed with the SEC on November 8, 2013 and this quarterly report on Form 10-Q, provide some, but not all possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•
reduced spending levels including impacts of any government shut down and changing budget priorities of our largest customer, the United States federal government, which accounts for approximately 97% of our revenue;

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

Business Environment and Outlook

We generate approximately 97% of our revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. federal government. Accordingly, our business performance is affected by the overall level of U.S. federal government spending. The U.S. federal government continues to face fiscal and economic challenges, which have created increasing pressure to examine and reduce spending across all federal agencies in recent years.

On October 1, 2013, the government entered a shutdown period after Congress failed to enact fiscal year 2014 appropriations. Government functions deemed non-essential were discontinued, many federal employees were furloughed, and certain contracts received “Stop Work” orders temporarily halting their execution. On October 16, Congress passed and the President signed into law a bill that ended the shutdown and funded the federal government through mid-January. The total revenue impact of execution interruptions related to the shutdown was a reduction of approximately $12 million. The gross contribution lost from these projects was offset slightly by reductions in selling, general and administrative expenses, or SG&A, as indirect staff took more leave than usual and provided only critical support functions during the shutdown. The Adjusted EBITDA impact was a reduction of approximately $4 million.

On December 26, the President signed the Bipartisan Budget Act of 2013, which revised the limits on discretionary appropriations for government fiscal years 2014 and 2015, allowing for higher levels of funding in those years than were allowed under the prior caps and budget enforcement procedures.  On January 17, 2014, the President signed a $1.1 trillion omnibus budget bill that finalized federal funding through September 30.

The government shutdown dynamics this fiscal year have added to the combination of sequester spending cuts and overall budget uncertainty that have adversely affected our financial performance for the last few years. The lack of budget visibility has led many federal procurement officials to delay contract awards, increasing competition and pricing pressure for new business opportunities in our market. These factors have led to lower win rates, erosion in gross margins, and an increase in bid protests, which have further delayed many contract awards. Other issues such as the increasing volume of contracts set-aside for small businesses and a greater prevalence of “low price technically acceptable” evaluation criteria have further challenged growth of companies in our market and ability to sustain historical gross margins. The replacement of automatic sequester cuts with improved funding levels in fiscal 2014 should offset a portion of this uncertainty, but we anticipate that heightened competition and margin pressure will continue.

Despite these uncertainties affecting our industry, we expect the federal government to make continued investments in areas such as cyber security, operating efficiency, C4ISR, and health care system modernization, and to continue supporting the intelligence community and special-forces capabilities. Since fiscal 2011 we have increased our annual investments in business development, capture and proposal activities, while reducing our overall SG&A costs through reductions in our indirect labor force, consolidation and reconfiguration of underutilized office space, and reduction of fringe benefits. In December 2013, we created additional efficiencies by reorganizing our business, and we initiated a planning process to exit additional underutilized facilities later in fiscal 2014. No financial impacts of those planned facility exits have been incurred to date.

We continue to believe we are well positioned to gain market share and achieve long-term growth, and this belief has been validated by a series of recent contract awards in the health IT and homeland security markets, in particular. With less than two percent market share in federal IT services, we feel unconstrained by new business opportunities and continue to invest in our capacity to address them.

Recent Contract Developments

In October 2012, we were informed that we had not won the re-compete of our contract with the Federal Deposit Insurance Corporation, or FDIC. Shortly thereafter we protested to the Government Accountability Office (GAO) the award to a competitor and the government took corrective action. We submitted a new proposal to the government in March 2013 and were notified in August 2013 that we had not been awarded the contract. We filed a GAO protest of that award, which was denied. We then filed a separate challenge at the U.S. Court of Federal Claims in December 2013.  It was dismissed on February 3, 2014.  On February 4, 2014, we filed an appeal with the Court of Appeals for the Federal Circuit.  We have sought an injunction, but transition activities are expected to commence. Our work is funded through February 2014.

The FDIC contract accounted for approximately $98 million, or 7%, of revenue and approximately $14 million, or 4%, of gross contribution, or revenue less cost of services, in fiscal 2013. The FDIC contract accounted for approximately $42 million, or 6%, of revenue and approximately $5 million, or 3%, of gross contribution in the six months ended December 31, 2013.

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Contract Backlog

We define backlog as our estimate of the remaining future revenues from existing signed contracts. Our backlog includes funded and unfunded orders for services under existing signed contracts, assuming the exercise of all option years relating to those contracts, less the amount of revenue we have previously recognized under those contracts and de-obligations. Backlog includes all contract options that have been priced but not yet funded. Backlog also includes an estimate of the contract value under single award indefinite delivery/indefinite quantity, or ID/IQ, contracts against which we expect future task orders to be issued without competition. Backlog does not take contract ceiling value into consideration under multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, government-wide acquisition contracts, or GWACs, or General Services Administration, or GSA, schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.

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

	Three months	Six months
	ended	ended
(in millions)	December 31, 2013	December 31, 2013

Beginning backlog	$3,686.4	$3,284.5

New contact awards	287.1	917.1
Ceiling increases	108.0	300.9
Total contract awards	395.1	1,218.0
De-obligations and removals	(68.8)	(140.0)
Net orders	326.3	1,078.0
Revenue recognized	(333.7)	(683.5)
Ending backlog	$3,679.0	$3,679.0

Funded	$791.7	$791.7
Unfunded	2,887.3	2,887.3
Total backlog	$3,679.0	$3,679.0

A key measure of our business growth is the ratio of gross contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using gross contract orders, was 1.18:1, 1.78:1 and 1.12:1 in the three, six and twelve months ended December 31, 2013, respectively. Despite the environment, we do not believe we are opportunity constrained and have grown our pipeline. The total value of proposals submitted in the six months ended December 31, 2013 was $1.8 billion. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for ID/IQ contracts or bids submitted as a subcontractor. We had approximately $2.0 billion of proposals awaiting award decision at December 31, 2013.

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

As of December 31, 2013, we expect to recognize approximately 21% of our backlog as revenue within the next twelve months.

Contract Mix

When contracting with our clients, we typically enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

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

 The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months ended December 31,
	2012	2013

Cost-plus-fee	32%	32%
Time-and-materials	34%	34%
Fixed-price (a)	34%	34%

	Six months ended December 31,
	2012	2013

Cost-plus-fee	31%	31%
Time-and-materials	36%	34%
Fixed-price (a)	33%	35%

(a) Includes approximately 4% and 3% of the revenue earned on fixed-price-level-of-effort contracts in the fiscal 2013 periods and the fiscal 2014 periods, respectively.

Labor Utilization

Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time. As of December 31, 2013, we had approximately 5,400 employees. Direct labor utilization was 82.0% and 81.1% for the three and six months ended December 31, 2013, respectively, compared to 79.9% and 79.8% in the same periods of the prior year. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. From time to time we may offer discounts to our customers for early payment. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 66 days as of December 31, 2013 compared to 63 days as of December 31, 2012.

Seasonality

Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. The timing of contract awards, the availability of funding from the customer and the incurrence of contract costs are the primary drivers of our revenue recognition and may all be affected by the government’s fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year because our employees usually take relatively more leave for vacations and holidays, which lead to lower revenue and profitability in those quarters. Additionally, we typically give annual raises to our employees in the first half of our fiscal year, while the billing rates on our time-and-materials contracts typically escalate gradually, causing the profitability on these contracts to increase over the course of our fiscal year.

Summary of Financial Results

	Three months ended December 31,		Six months ended December 31,
	2012	2013	2012	2013
Revenue	$376,699	$333,713	$766,548	$683,536
Operating costs and expenses:
Cost of services	285,421	260,050	582,402	524,187
Selling, general and administrative	50,194	40,207	103,527	85,748
Depreciation and amortization of property and equipment	3,171	2,323	6,370	4,908
Amortization of intangible assets	21,577	18,064	43,723	36,584
Gain on the sale of a portion of the Health & Civil business	-	-	-	(1,564)
Total operating costs and expenses	360,363	320,644	736,022	649,863
Operating income	16,336	13,069	30,526	33,673
Interest expense	(25,241)	(26,356)	(50,722)	(52,527)
Interest income	9	24	21	34
Loss before income taxes	(8,896)	(13,263)	(20,175)	(18,820)
Benefit from income taxes	(3,345)	(5,095)	(7,241)	(7,111)
Net loss	$(5,551)	$(8,168)	$(12,934)	$(11,709)

	Six months ended December 31,
	2012	2013

Net cash provided by operating activities	$39,991	$48,105
Net cash (used in) provided by investing activities	(40,022)	731
Net cash used in financing activities	-	-
Net (decrease) increase in cash and cash equivalents	$(31)	$48,836

Items Affecting the Comparability of Our Operating Results

We define Adjusted EBITDA as GAAP net loss plus (i) benefit from income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items that do not relate directly to our ongoing operations or which are non-cash in nature. Adjusted EBITDA, or Consolidated EBITDA as is defined in the credit agreement, as presented in the table below is used to determine our compliance with certain covenants contained in our credit agreement. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period-to-period changes in taxes and interest expense, among other things.

Adjusted EBITDA decreased in the three, six and twelve months ended December 31, 2013 compared to the same periods in the prior year due primarily to a decline in direct labor services caused by the federal budget pressures, increasingly competitive market environment and the federal government shutdown. Operating income was negatively impacted by the shutdown by approximately $4 million for the second quarter of fiscal 2014. This decline was partially offset by reductions in SG&A expenses as a result of actions taken to align our indirect costs with our volume of business and during the federal government shutdown. Adjusted EBITDA margin for the three and six months ended December 31, 2013, excluding the impact of any acquisitions, was 11.7% and 12.3%, respectively, compared to 12.4% and 12.1% in the comparable prior year periods.

	Three months ended December 31,		Six months ended December 31,
	2012	2013	2012	2013
Loss from continuing operations	$(5,551)	$(8,168)	$(12,934)	$(11,709)
Benefit from income taxes	(3,345)	(5,095)	(7,241)	(7,111)
Interest expense, net	25,232	26,332	50,701	52,493
Depreciation and amortization of property and equipment	3,508	2,711	7,038	5,619
Amortization of intangible assets	21,577	18,064	43,723	36,584
Stock compensation	825	796	2,034	2,130
Severance	950	1,196	1,235	1,151
Facility exit charge	1,018	392	1,281	503
Other, net	2,049	704	3,940	1,500
Gain on the sale of a portion of our Health & Civil business	-	-	-	(1,564)
Subtotal - Adjusted EBITDA before certain items	46,263	36,932	89,777	79,596
EBITDA impact of acquisitions	2,025	-	4,344	-
EBITDA impact of cost savings	444	2,103	972	4,794
Adjusted EBITDA	$48,732	$39,035	$95,093	$84,390

	Twelve months ended December 31,
	2012	2013
Loss from continuing operations	$(26,570)	$(316,069)
Benefit from income taxes	(16,331)	(60,039)
Interest expense, net	103,444	102,526
Depreciation and amortization of property and equipment	15,287	12,065
Amortization of intangible assets	92,120	81,008
Stock compensation	3,841	2,932
Severance	4,159	1,639
Facility exit charge	5,698	3,033
Other, net	9,644	3,914
Transaction costs	471	-
Impairment of goodwill and other assets	-	345,753
Gain on the sale of a portion of our Health & Civil business	-	(1,564)
Subtotal - Adjusted EBITDA before certain items	191,763	175,198
EBITDA impact of acquisitions	8,177	-
EBITDA impact of cost savings	3,117	11,785
Adjusted EBITDA	$203,057	$186,983

In addition to interest, taxes, depreciation and amortization, loss from continuing operations was also adjusted by the following items in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Severance charges incurred to primarily reduce our indirect labor force. The gross charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Certain other non-recurring items including the following:

	Three months ended December 31,		Six months ended December 31,
	2012	2013	2012	2013
Signing and retention bonuses of certain executive officers	$64	$-	$1,057	$-
PEP management fees	438	438	876	875
Merger and acquisition costs	1,018	230	1,211	477
Other	529	36	796	148
Other, net	$2,049	$704	$3,940	$1,500

	Twelve months ended December 31,
	2012	2013
Signing and retention bonuses of certain executive officers	$4,967	$84
PEP management fees	1,752	1,750
Merger and acquisition costs	1,319	1,480
Other	1,606	600
Other, net	$9,644	$3,914

•	Transaction costs for accelerated stock compensation expense, accounting, investment banking, legal, severance, and other services related to the Transaction;

•	Impairment of goodwill and trade names as a result of the annual impairment analysis during fiscal 2013;

•	Gain on the sale of a portion of our Health and Civil business in the first quarter of fiscal 2014;

•
The acquisition of MorganFranklin Corporation’s National Security Solutions division, or NSS, in December 2012. In calculating Adjusted EBITDA, we add the estimated EBITDA impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded.

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

Results of Operations

Revenue

Revenue decreased 11.4% to $333.7 million in the three months ended December 31, 2013 from $376.7 million in the three months ended December 31, 2012. Revenue decreased 10.8% to $683.5 million in the six months ended December 31, 2013 from $766.5 million in the six months ended December 31, 2012. We experienced a decline in revenue from SRA direct labor and overhead, subcontractors and materials and other reimbursable costs as shown in the components of costs of services below. The most significant percentage decline in revenue was due to lower materials and other reimbursable costs. The decline in labor services was primarily due to the competitive market environment, funding reductions on some of our existing programs, the continued delay of contract awards and the federal government shutdown. Revenue was negatively impacted by the shutdown by approximately $12 million for the second quarter of fiscal 2014.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Three months ended December 31,
	2012	2013	% Change
Cost of services	$285,421	$260,050	(8.9)%
Selling, general and administrative	50,194	40,207	(19.9)%
Depreciation and amortization of property and equipment	3,171	2,323	(26.7)%
Amortization of intangible assets	21,577	18,064	(16.3)%

	(as a percentage of revenue)
Cost of services	75.8%	77.9%
Selling, general and administrative	13.3%	12.0%
Depreciation and amortization of property and equipment	0.8%	0.7%
Amortization of intangible assets	5.7%	5.4%

	Six months ended December 31,
	2012	2013	% Change
Cost of services	$582,402	$524,187	(10.0)%
Selling, general and administrative	103,527	85,748	(17.2)%
Depreciation and amortization of property and equipment	6,370	4,908	(23.0)%
Amortization of intangible assets	43,723	36,584	(16.3)%
Gain on the sale of a portion of the Health & Civil business	-	(1,564)	NMF

	(as a percentage of revenue)
Cost of services	76.0%	76.7%
Selling, general and administrative	13.5%	12.5%
Depreciation and amortization of property and equipment	0.8%	0.7%
Amortization of intangible assets	5.7%	5.4%
Gain on the sale of a portion of the Health & Civil business	0.0%	(0.2)%

NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Three months ended December 31, 2012	% of total	Three months ended December 31, 2013	% of total
Direct labor and related overhead	$137,840	48.3%	$128,742	49.5%
Subcontractor labor	88,713	31.1%	80,320	30.9%
Materials and other reimbursable costs	58,868	20.6%	50,988	19.6%
Total cost of services	$285,421		$260,050

	Six months ended December 31, 2012	% of total	Six months ended December 31, 2013	% of total

Direct labor and related overhead	$287,850	49.4%	$263,018	50.2%
Subcontractor labor	184,189	31.6%	166,891	31.8%
Materials and other reimbursable costs	110,363	19.0%	94,278	18.0%
Total cost of services	$582,402		$524,187

Cost of services decreased in the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012.  This decrease is due to lower business volume resulting from federal budget pressures, contract award delays and the government shutdown.  As a percentage of revenue, cost of services increased in the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012.  This increase is partially attributable to the loss of revenue due to the shutdown of the U.S. federal government in October 2013, which reduced labor services costs and revenue but did not reduce the fixed portions of overhead or fringe costs.  The increase was also driven by ongoing heightened competition and pricing pressures, both for new business opportunities and recompetes of our existing programs.

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

SG&A expenses decreased $10.0 million in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and $17.8 million in the six months ended December 31, 2013 compared to the same period of the prior year. Excluding stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section listed “Items Affecting the Comparability of Our Operating Results,” SG&A expenses decreased approximately $8.3 million and $14.5 million in the three and six months ended December 31, 2013, respectively, compared to the comparable periods of the prior year. The decrease is primarily a result of actions taken to align our indirect costs with our volume of business and maintain competitive cost position. Additionally, the impact of the federal government shutdown reduced SG&A costs for the second quarter of fiscal 2014 by approximately $1 million.

Depreciation and amortization of property and equipment decreased in the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012 due to the continued use of fully depreciated assets.

Amortization of intangible assets decreased in the three and six months ended December 31, 2013 as compared to the three and six months ended December 31, 2012 as amortization is recorded on an accelerated basis based on the expected benefits of the assets.

Interest

	Three months ended December 31,		Six months ended December 31,
	2012	2013	2012	2013
Interest expense	$(25,241)	$(26,356)	$(50,722)	$(52,527)
Interest income	9	24	21	34
Interest, net	$(25,232)	$(26,332)	$(50,701)	$(52,493)

Interest expense increased in three and six months ended December 31, 2013 by $1.1 million and $1.8 million, respectively, compared to the comparable prior year periods primarily due to an increase of the fixed rates on our interest rate swaps. Interest expense for the three and six months ended December 31, 2012 and 2013 includes amortization of original issue discount and debt issuance costs of $1.8 million and $3.7 million, respectively, compared to $1.8 million and $3.7 million in the comparable prior year periods. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of December 31, 2013, we had fixed the interest rate on all but $150.0 million of our outstanding total debt.

Income Taxes

The effective tax rate for the six months ended December 31, 2012 and 2013 was a tax benefit of 35.9% and 37.8%, respectively, which is lower than the statutory income tax rates primarily due to non-deductible permanent items. The increase in the tax benefit is due to the reinstatement of the federal research and development credit that was not in effect during the six months ended December 31, 2012.

Liquidity and Capital Resources

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of December 31, 2013 was $67.5 million compared to $96.8 million as of June 30, 2013. As of December 31, 2013, our total unrestricted cash was $53.9 million and our total outstanding debt was $1.1 billion, excluding unamortized discount.

	Six months ended December 31,
	2012	2013

Net cash provided by operating activities	$39,991	$48,105
Net cash (used in) provided by investing activities	(40,022)	731
Net cash used in financing activities	-	-
Net (decrease) increase in cash and cash equivalents	$(31)	$48,836

Cash Flow

Accounts receivable represent our largest working capital requirement. We bill the majority of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and tax payments.

Net cash provided by operating activities was $40.0 million and $48.1 million in the six months ended December 31, 2012 and 2013, respectively. In the six months ended December 31, 2013, the increase in cash provided by operating activities was primarily due to the timing of vendor payments, lower payments of accrued payroll and employee benefits, offset by the timing of billings and collections of our accounts receivable.

Net cash used in investing activities was $40.0 million in the six months ended December 31, 2012 and the net cash provided by investing activities was $0.7 million in the six months ended December 31, 2013. In the six months ended December 31, 2013, net cash provided by investing activities represented the sale of a portion of the Health & Civil business of $5.5 million partially offset by $4.8 million of capital expenditures. In the six months ended December 31, 2012, net cash used in investing activities was driven by $34.2 million used to acquire NSS and capital expenditures of $5.8 million.

Net cash used in financing activities was zero in the six months ended December 31, 2012 and 2013. Borrowings on our revolving credit facility during the six months ended December 31, 2013 of $100.0 million were repaid during the six months.

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

We repaid $140.0 million of our Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied our required ECF principal payments for fiscal 2012. We repaid $20.0 million of our Term Loan B Facility in fiscal 2013, which satisfied our required ECF principal payments for fiscal 2013. We estimate the fiscal 2014 ECF requirement to be $45.0 million, which is due October 15, 2014 and is included in current liabilities on the condensed consolidated balance sheet.

We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of December 31, 2013, we had no outstanding letters of credit or borrowings under our Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The required ratio decreases over time from less than or equal to 5.25x as of December 31, 2013 to less than or equal to 4.5x as of June 30, 2016. As of December 31, 2013, our net senior secured leverage ratio was 3.5x. We were in compliance with all of our covenants as of December 31, 2013.

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

Income Taxes

The Transaction accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of net operating loss carryforwards resulting primarily from this stock compensation deduction, as well as Transaction costs and tax-deductible interest expense, we do not expect to make any material U.S. federal income tax payments for the next twelve months.

Accounts Receivable Factoring

During the second quarter of fiscal 2014, we entered into an accounts receivable purchase facility that enables us to sell accounts receivable under certain contracts to a third party. The balance of the receivables may not exceed $50.0 million at any time. As of December 31, 2013, there was no activity under this facility.

Off-Balance Sheet Arrangements

As of December 31, 2013, other than operating leases, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 6 to our condensed consolidated financial statements as of and for the period ended December 31, 2013 included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016. As of December 31, 2013 we had fixed the interest rate on $565.0 million of our outstanding Term Loan B Facility. The interest rate on the remaining $150.0 million of our outstanding Term Loan B Facility was variable. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.25% at December 31, 2013. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.5 million based on the unhedged portion of our senior secured credit facilities outstanding as of December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and filed with the Securities and Exchange Commission on August 9, 2013 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and filed with the Securities and Exchange Commission on November 8, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On February 3, 2014, we became aware that our complaint filed with the U.S. Court of Federal Claims relating to the Federal Deposit Insurance Corporation contract was dismissed by the court. On February 4, 2014, we filed an appeal with the Court of Appeals for the Federal Circuit.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 7th day of February, 2014.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
William L. Ballhaus President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

