Form 10-Q
period 2014-03-31
SRA INTERNATIONAL, INC.
filed 2014-05-02
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of May 2, 2014, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2013	March 31, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,050	$53,848
Restricted cash	1,389	2,319
Accounts receivable, net	267,476	259,574
Prepaid expenses and other	15,422	12,022
Deferred income taxes	4,371	—
Total current assets	293,708	327,763
Property and equipment, net	24,811	21,758
Goodwill	787,760	783,604
Trade names	150,200	150,200
Identified intangibles, net	327,922	271,980
Other long-term assets	42,552	37,603
Total assets	$1,626,953	$1,592,908

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt and revolving credit facility	$—	$41,000
Accounts payable and accrued expenses	103,321	108,765
Accrued payroll and employee benefits	85,007	78,863
Billings in excess of revenue recognized	8,563	9,714
Deferred income taxes	—	6,458
Total current liabilities	196,891	244,800
Long-term debt	1,108,667	1,068,545
Deferred income taxes	133,462	107,922
Other long-term liabilities	26,764	28,676
Total liabilities	1,465,784	1,449,943
Commitments and contingencies	—	—
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding as of June 30, 2013 and March 31, 2014	—	—
Additional paid-in capital	519,590	522,138
Accumulated other comprehensive loss, net of tax	(12,183)	(11,939)
Accumulated deficit	(346,238)	(367,234)
Total stockholder's equity	161,169	142,965
Total liabilities and stockholder's equity	$1,626,953	$1,592,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014

Revenue	$376,297	$355,930	$1,142,845	$1,039,465
Operating costs and expenses:
Cost of services	283,154	276,319	865,556	800,506
Selling, general and administrative	48,495	50,004	152,022	135,751
Depreciation and amortization of property and equipment	2,968	2,248	9,338	7,156
Amortization of intangible assets	22,204	18,064	65,927	54,647
Gain on the sale of a portion of the Health & Civil business	—	—	—	(1,564)
Total operating costs and expenses	356,821	346,635	1,092,843	996,496
Operating income	19,476	9,295	50,002	42,969
Interest expense	(24,900)	(25,714)	(75,622)	(78,241)
Interest income	13	9	34	43
Loss before income taxes	(5,411)	(16,410)	(25,586)	(35,229)
Benefit from income taxes	(4,217)	(7,122)	(11,458)	(14,233)
Net loss	$(1,194)	$(9,288)	$(14,128)	$(20,996)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014

Net loss	$(1,194)	$(9,288)	$(14,128)	$(20,996)
Unrealized (loss) gain on interest rate swaps, net of tax	(325)	292	(1,223)	244
Comprehensive loss	$(1,519)	$(8,996)	$(15,351)	$(20,752)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended March 31,
	2013	2014

Cash flows from operating activities:
Net loss	$(14,128)	$(20,996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,331	8,279
Amortization of intangible assets	65,927	54,647
Stock-based compensation	2,466	2,565
Deferred income taxes	(12,543)	(14,819)
Amortization of original issue discount and debt issuance costs	5,291	5,563
Gain on the sale of a portion of the Health & Civil business	—	(1,564)
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	58,143	7,458
Prepaid expenses and other	(4,943)	3,351
Accounts payable and accrued expenses	20,550	2,046
Accrued payroll and employee benefits	(29,124)	(5,758)
Billings in excess of revenue recognized	(477)	1,712
Other	(2,151)	7,790
Net cash provided by operating activities	99,342	50,274

Cash flows from investing activities:
Capital expenditures	(6,964)	(6,968)
Acquisition of MorganFranklin Corporation's National Security Solutions division	(34,198)	—
Proceeds from the sale of a portion of the Health & Civil business	—	5,492
Net cash used in investing activities	(41,162)	(1,476)

Cash flows from financing activities:
Repayments of Term Loan B Facility	(20,000)	—
Borrowings under revolving credit facility	60,000	100,000
Repayments under revolving credit facility	(60,000)	(100,000)
Net cash used in financing activities	(20,000)	—

Net increase in cash and cash equivalents	38,180	48,798
Cash and cash equivalents, beginning of period	3,647	5,050
Cash and cash equivalents, end of period	$41,827	$53,848

Supplementary Cash Flow Information
Cash paid for interest	47,367	83,867
Cash paid (refunds received) for income taxes	1,114	(1,304)
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and the nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2013 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 9, 2013.
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

The Company’s financial instruments include cash, trade receivables, vendor payables, debt, and derivative financial instruments. As of June 30, 2013 and March 31, 2014, the carrying value of cash, trade receivables and vendor payables approximated their fair value. See Note 5 for a discussion of the fair value of the Company’s debt. See Note 6 for a discussion of the fair value of the Company’s derivative financial instruments.
Divestiture
On July 1, 2013, the Company sold a portion of its Health & Civil business, consisting of six contracts, for approximately $5.5 million. The Company recognized a gain of approximately $1.6 million during the nine months ended March 31, 2014 as a component of continuing operations. As a result of the divestiture, goodwill and intangible assets were reduced by approximately $4.2 million and $1.3 million, respectively.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-2, or ASU 2013-2, an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of Accumulated Other Comprehensive Income, or AOCI, in a single note or on the face of the financial statements. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2012, or the Company’s fiscal 2014. The adoption of this ASU did not impact the Company’s financial position, results of operations or cash flows.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013, or the Company’s fiscal 2015. The adoption of this ASU is not expected to have an impact on the Company’s financial position, results of operations or cash flows.
2. Stock-Based Compensation:
Stock Options
The Sterling Holdco Board of Directors adopted a stock incentive plan in February 2012, amended in December 2012, the 2012 Plan, that authorizes the issuance of up to 61,262 shares of common stock of Sterling Holdco in the form of options. Under the 2012 Plan, key employees, non-employee directors and consultants of the Company may be granted a combination of service and performance options. The performance options are considered market-based for accounting purposes. The Company utilizes the Black-Scholes-Merton model to value the service options and the binomial lattice model to value the performance options.
The service options generally vest in five equal installments subject to the option holder’s continued employment or service with the Company. The performance options vest at the time of a change in control based upon a specified level of cash return to the PEP Funds from its investment in the Company.   The service and performance options expire 10 years from the date of grant.
The following table summarizes stock option activity for the nine months ended March 31, 2014:

Service Options:
Shares under option at June 30, 2013	25,210
Options granted	5,078
Options forfeited or cancelled	(3,176)
Shares under option at March 31, 2014	27,112
Options exercisable at March 31, 2014	8,240

Performance Options:
Shares under option at June 30, 2013	25,488
Options granted	5,078
Options forfeited or cancelled	(2,952)
Shares under option at March 31, 2014	27,614
Restricted Stock
In June 2013, the Sterling Holdco Board of Directors approved a restricted stock plan, the Restricted Stock Plan. The Board may award shares of restricted stock under the Restricted Stock Plan, at its discretion, to key employees. As of March 31, 2014, the number of authorized shares eligible for grant under the Restricted Stock Plan was 19,340 shares of Sterling Holdco’s common stock.
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
 The following table summarizes restricted stock activity for awards issued under the Restricted Stock Plan to Company employees and awards issued in fiscal 2012 pursuant to the Chief Executive Officer’s employment agreement for the nine months ended March 31, 2014:

Nonvested restricted shares of Sterling Holdco at June 30, 2013	12,165
Restricted shares granted	3,309
Restricted shares vested	(200)
Restricted shares forfeited	(2,420)
Nonvested restricted shares of Sterling Holdco at March 31, 2014	12,854
Stock Compensation Expense
The Company recognized stock-based compensation expense related to the stock options and restricted stock of $0.4 million and $0.4 million for the three months ended March 31, 2013 and 2014, respectively, and $2.5 million and $2.6 million for the nine months ended March 31, 2013 and 2014, respectively.
3. Accounts Receivable:
Accounts receivable, net as of June 30, 2013 and March 31, 2014 consisted of the following (in thousands):

	June 30, 2013	March 31, 2014

Billed and billable, net of allowance of $773 and $721 as of June 30, 2013 and March 31, 2014, respectively	$250,079	$236,695
Unbilled:
Retainages	3,465	3,803
Revenue recorded in excess of milestone billings on fixed-price contracts	16,947	19,947
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	2,208	4,686
Allowance for unbillable amounts	(5,223)	(5,557)
Total unbilled	17,397	22,879
Accounts receivable, net	$267,476	$259,574
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
Billings in excess of revenue recognized totaled $8.6 million and $9.7 million at June 30, 2013 and March 31, 2014, respectively. Billings in excess of the revenue recognized are included in current liabilities in the condensed consolidated balance sheets.
During fiscal 2014, the Company entered into an accounts receivable purchase agreement in which the Company would sell accounts receivable under certain contracts to a third party without recourse to the Company. The buyer initially funds 90% of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables from the customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the sold receivable, the receivable is derecognized and a loss on the sale is recorded. The deferred purchase price remains in accounts receivable until collected. The balance of the sold receivables may not exceed $50 million at any time. For the nine months ended March 31, 2014, the Company sold approximately $50 million of receivables and recognized a loss of $0.2 million related to the sale of receivables. As of March 31, 2014, the balance of the sold receivables was approximately $17 million and the related deferred purchase price was approximately $1.7 million.

4. Composition of Certain Financial Statement Captions:
Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30, 2013	March 31, 2014

Prepaid expenses and other
Taxes and taxes receivable	$3,353	$1,655
Maintenance and software	2,447	2,220
Rent	2,634	2,567
Other	6,988	5,580
Total prepaid expenses and other	$15,422	$12,022

Property and equipment
Leasehold improvements	$22,491	$24,196
Furniture, equipment and software	29,996	32,542
Total property and equipment	52,487	56,738
Less: Accumulated depreciation and amortization	(27,676)	(34,980)
Total property and equipment, net	$24,811	$21,758

Identified intangibles
Acquired intangible assets	$504,690	$501,699
Software development costs	2,930	2,930
Total identified intangibles	507,620	504,629
Less: Accumulated amortization	(179,698)	(232,649)
Total identified intangibles, net	$327,922	$271,980

Other long-term assets
Debt issuance costs, net	$38,123	$33,438
Other	4,429	4,165
Total other long-term assets	$42,552	$37,603

Accounts payable and accrued expenses
Vendor obligations	$78,364	$88,110
Accrued interest	11,059	—
Interest rate derivative liability	4,484	9,162
Facility exit charge	1,398	3,756
Other	8,016	7,737
Total accounts payable and accrued expenses	$103,321	$108,765

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$25,183	$31,831
Accrued leave	49,928	36,673
Other	9,896	10,359
Total accrued payroll and employee benefits	$85,007	$78,863

Other long-term liabilities
Interest rate derivative liability	$15,563	$10,482
Deferred rent	8,094	9,767
Facility exit charge	2,140	7,123
Other	967	1,304
Total other long-term liabilities	$26,764	$28,676

5. Debt:
On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.
At June 30, 2013 and March 31, 2014, debt consisted of the following (in thousands):

	June 30, 2013	March 31, 2014

Secured Term Loan B Facility	$715,000	$715,000
Less: Unamortized discount	(6,333)	(5,455)
Secured Term Loan B Facility, net	708,667	709,545
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,108,667	1,109,545

Current portion of long-term debt	—	(41,000)

Long-term debt	$1,108,667	$1,068,545
As of March 31, 2014, the fair value of the Company’s debt, based on recent trading activity, approximated carrying value.
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
The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings on its Revolver as of June 30, 2013 and March 31, 2014.   If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 5.0x as of March 31, 2014. The NSSLR requirement decreases over time to 4.5x as of June 30, 2016. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.7x as of June 30, 2013 and 3.7x as of March 31, 2014. As of March 31, 2014, the Company was in compliance with all of its covenants.
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
In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt. The Company is required to make annual payments equal to 75% of ECF, with a reduction to 50% based upon achievement of a net senior secured leverage ratio of less than 3.5x, 25% if less than 2.75x and zero if less than 2x. Any required ECF payments are due on October 15 each year.
The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied the required ECF principal payments for fiscal 2012.  The Company repaid $20.0 million of its Term Loan B Facility in fiscal 2013, which satisfied the Company’s required ECF principal payments for fiscal 2013. The Company estimates the fiscal 2014 ECF requirement to be $41.0 million, which is due October 15, 2014 and is included in current liabilities on the condensed consolidated balance sheet.

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During the three months ended March 31, 2013 and 2014 and the nine months ended March 31, 2013 and 2014, $0.2 million, $0.3 million, $0.9 million and $0.9 million of the original issue discount were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.
Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the three months ended March 31, 2013 and 2014 and the nine months ended March 31, 2013 and 2014, $1.4 million, $1.5 million, $4.4 million and $4.7 million of costs were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.
As of March 31, 2014, interest accrued at a rate of 6.5% for the senior secured credit facilities. Interest payments of $0.2 million and $11.6 million were made in the three months ended March 31, 2013 and 2014, respectively, including $0.2 million and $0.2 million of commitment fees for the same periods. Interest payments of $24.5 million and $36.4 million were made in the nine months ended March 31, 2013 and 2014, respectively, including $0.5 million and $0.6 million of commitment fees for the same periods.
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
As of March 31, 2014, interest accrued at 11.0% for the Senior Notes. The Company paid $22.0 million of interest related to the Senior Notes in the nine months ended March 31, 2013. The Company paid $22.0 million and $44.0 million of interest related to the Senior Notes in the three and nine months ended March 31, 2014, respectively.
6. Derivative Instruments and Hedging Activities:
Hedge of Interest Rate Risk
Risk Management Objective of Using Derivatives
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2013 and March 31, 2014, the Company had outstanding interest rate derivatives with an initial combined notional value of $650.0 million and $565.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $9.2 million will be reclassified from AOCI into interest expense.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $20.0 million and $19.6 million as of June 30, 2013 and March 31, 2014, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.

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

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014

Beginning of period	$(12,925)	$(12,231)	$(12,027)	$(12,183)
Other comprehensive loss before reclassifications
Total before tax	(912)	(635)	(3,172)	(3,047)
Tax effect	358	249	1,244	1,195
Net of tax	(554)	(386)	(1,928)	(1,852)
Amounts reclassified from accumulated other comprehensive income (loss)
Total before tax	377	1,116	1,160	3,449
Tax effect	(148)	(438)	(455)	(1,353)
Net of tax	229	678	705	2,096
Net other comprehensive (loss) income	(325)	292	(1,223)	244
End of period	$(13,250)	$(11,939)	$(13,250)	$(11,939)
Credit Risk-Related Contingent Features
The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
If the Company had breached any of the provisions of the agreements at March 31, 2014, it could have been required to settle its obligations under the agreements at an estimated termination value. As of March 31, 2014, the termination value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $22.1 million. As of March 31, 2014, the Company had not breached any of the provisions or posted any collateral related to these agreements.
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

The DCAA has not completed audits of the Company’s incurred cost submissions for fiscal 2008 and subsequent fiscal years. The Company has recorded financial results subsequent to fiscal 2007 based upon costs that the Company believes will be approved upon final audit or review. If incurred cost audits result in adverse findings that exceed the Company’s estimates, it may have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
As previously reported, on April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)). On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011. The second amended complaint alleges, among other things, that the Board and Dr. Ernst Volgenau breached various fiduciary duties in connection with the structuring, review and approval of the Transaction.   On August 5, 2013, the Delaware Court of Chancery granted defendants’ motions for summary judgment on all counts and issued an implementing order dismissing the lawsuit with prejudice.   On October 14, 2013 the plaintiff appealed the decision of the Court of Chancery to the Delaware Supreme Court.   On February 5, 2014, the Delaware Supreme Court heard arguments en banc in connection with the plaintiff’s appeal.  The Delaware Supreme Court is expected to issue a decision in the coming months.
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
8. Facility Exit Costs:
Periodically the Company initiates activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities and recognized a total facility exit charge of $2.7 million and $8.1 million during the three months ended March 31, 2013 and 2014, respectively, and $4.0 million and $8.6 million during the nine months ended March 31, 2013 and 2014, respectively. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2026.
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

Balance as of June 30, 2013	$3,538
Facility exit costs accrued	8,555
Cash payments	(925)
Other	(289)
Balance as of March 31, 2014	10,879
Current portion of facility exit charge liability	(3,756)
Long-term facility exit charge liability	$7,123
9. Related Party Transactions:
In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $0.4 million and $0.4 million in management fees and expenses for the three months ended March 31, 2013 and 2014, respectively, and $1.4 million and $1.3 million for the nine months ended March 31, 2013 and 2014, respectively.
From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three months ended March 31, 2013 and 2014 were $1.0 million and $2.4 million, respectively, and were $4.2 million and $4.7 million for the nine months ended March 31, 2013 and 2014, respectively.
As of June 30, 2013, there were no amounts due from related parties and $0.1 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As of March 31, 2014, there were no amounts due from related parties and $0.1 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis that follows is organized to:
•provide an overview of our business;
•describe selected key metrics evaluated by management;
•explain the year-over-year trends in our results of operations;
•describe our liquidity and capital resources; and
•explain our critical accounting policies and estimates.
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
Overview
We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our clients by providing IT solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our service offerings include IT lifecycle services; cloud and mobile computing; cyber security; solutions development and integration; and, strategy development and organizational change management. We also provide mission-specific domain expertise in areas such as intelligence analysis; energy and environmental consulting; and bioinformatics. We currently serve more than 250 federal government organizations, across National Security and Health and Civil markets, many of which we have served for over 20 years. These contracts represented approximately 98% of the Company’s revenue for all periods presented. Our revenue was $355.9 million and $1,039.5 million for the three and nine months ended March 31, 2014, respectively. Our Adjusted EBITDA (as calculated in accordance with our credit agreement) was $40.6 million and $127.2 million for the three and nine months ended March 31, 2014, respectively. For a reconciliation of Adjusted EBITDA to income from continuing operations, see the section entitled “Items Affecting the Comparability of our Operating Results.” Our results for the nine months ended March 31, 2014 were negatively impacted by the government shutdown in October 2013; see the section entitled “Business Environment and Outlook” for a further discussion.
On March 31, 2011, we entered into an Agreement and Plan of Merger with affiliates of Providence Equity Partners L.L.C., or Providence, and on July 20, 2011 we became an indirect wholly-owned subsidiary of Sterling Holdco Inc., or Sterling Holdco, which is controlled by the PEP Funds, which we refer to as the Transaction. The PEP Funds refer collectively to Providence Equity Partners VI LP and Providence Equity Partners VI-A LP, each an affiliate of Providence.
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on August 9, 2013, as well as any cautionary language in Part II. Item 1A. in the quarterly reports on Form 10-Q filed with the SEC on November 8, 2013, and this quarterly report on Form 10-Q, provide some, but not all possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•
reduced spending levels including impacts of any government shutdown and changing budget priorities of our largest customer, the United States federal government, which accounts for approximately 98% of our revenue;

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

•
failure to manage acquisitions or divestitures successfully, including identifying, evaluating, and valuing acquisition targets, integrating acquired companies, losses associated with divestitures, and the inability to affect divestitures at attractive prices and on a desired timeline;

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
Business Environment and Outlook
We generate approximately 98% of our revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. federal government. Accordingly, our business performance is affected by the overall level of federal spending. The government continues to face fiscal and economic challenges, which have created increasing pressure to examine and reduce spending across all federal agencies in recent years.
From October 1 to October 16, 2013, the government was shut down without funding after Congress failed to enact fiscal year 2014 appropriations. Government functions deemed non-essential were discontinued, many federal employees were furloughed, and certain contracts received “Stop Work” orders temporarily halting their execution.  We estimate that the shutdown reduced our December 2013 quarter revenue by $12 million and Adjusted EBITDA by approximately $4 million.
On December 26, 2013, the President signed the Bipartisan Budget Act of 2013, which revised the limits on discretionary appropriations for government fiscal years 2014 and 2015, allowing for higher levels of funding in those years than were allowed under the prior caps and budget enforcement procedures.  On January 17, 2014, the President signed a $1.1 trillion omnibus budget bill that finalized federal funding through September 30, 2014.
The government shutdown dynamics this fiscal year have added to the combination of sequester spending cuts and overall budget uncertainty that have adversely affected our financial performance for the last few years. Many federal procurement officials have reduced or delayed contract awards, increasing competition and pricing pressure for new business opportunities in our market. These factors have led to lower win rates, erosion in gross margins, and an increase in bid protests, which have further delayed many new business opportunities. Other issues such as the increasing volume of contracts set-aside for small businesses and a greater prevalence of “low price technically acceptable” evaluation criteria have further challenged growth of companies in our market and ability to sustain historical gross margins. The replacement of automatic sequester cuts with improved funding levels in fiscal 2014 should offset a portion of this uncertainty, but we anticipate that heightened competition and margin pressure will continue.
Despite these uncertainties affecting our industry, we expect the federal government to make continued investments in areas such as cyber security, operating efficiency, C4ISR, and health care system modernization, and to continue supporting the intelligence community and special-forces capabilities. Since fiscal 2011 we have increased our annual investments in business development, capture and proposal activities, while reducing our overall selling, general and administrative expenses, or SG&A, through reductions in our indirect labor force, consolidation and reconfiguration of underutilized office space, and reduction of fringe benefits. In December 2013, we created additional efficiencies by realigning our business into two groups, and we initiated a planning process to exit underutilized facilities. A portion of those facility exits were completed as of March 31, 2014, leading to a $8.1 million charge in the third quarter of fiscal 2014. We have also undertaken an initiative to improve the profitability of our contract base in order to optimize bottom line performance in the face of ongoing industry pressures.
We continue to believe we are well positioned to gain market share and achieve long-term growth, and this belief has been validated by a series of fiscal 2014 contract awards in the health IT and homeland security markets, in particular. With less than two percent market share in federal IT services, we feel unconstrained by new business opportunities and continue to invest in our capacity to address them.
Recent Contract Developments
Our contract with the Federal Deposit Insurance Corporation, or FDIC, ended on April 19, 2014 and accounted for approximately $98 million, or 7%, of revenue and approximately $14 million, or 4%, of gross contribution, or revenue less cost of services, in fiscal 2013. The FDIC contract accounted for approximately $58 million, or 6%, of revenue and approximately $7 million, or 3%, of gross contribution in the nine months ended March 31, 2014.

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
Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. New contract awards or orders generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Ceiling increases are as a result of upward contract adjustments under existing contracts and increases in scope. “De-obligations and removals” refers to the removal from backlog of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the total contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

(in millions)	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014

Beginning backlog	$3,679.0	$3,284.5

New contact awards	132.0	1,049.1
Ceiling increases	121.5	422.3
Total contract awards	253.5	1,471.4
De-obligations and removals	(190.0)	(329.8)
Net orders	63.5	1,141.6
Divested backlog	(24.9)	(24.9)
Revenue recognized	(355.9)	(1,039.5)
Ending backlog	$3,361.7	$3,361.7

Funded	$730.7	$730.7
Unfunded	2,631.0	2,631.0
Total backlog	$3,361.7	$3,361.7
A key measure of our business growth is the ratio of gross contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using gross contract orders, was 0.71:1, 1.42:1 and 1.16:1 in the three, nine and twelve months ended March 31, 2014, respectively. Despite the environment, we do not believe we are opportunity constrained and have grown our pipeline. The total value of proposals submitted in the nine months ended March 31, 2014 was $3.2 billion. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for ID/IQ contracts or bids submitted as a subcontractor. We had approximately $2.1 billion of funded proposals awaiting award decision at March 31, 2014.
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
As of March 31, 2014, we expect to recognize approximately 25% of our backlog as revenue within the next twelve months.
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
 The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months ended March 31,
	2013	2014

Cost-plus-fee	29%	29%
Time-and-materials	34%	38%
Fixed-price (a)	37%	33%

	Nine months ended March 31,
	2013	2014

Cost-plus-fee	30%	31%
Time-and-materials	35%	35%
Fixed-price (a)	35%	34%
(a) Includes approximately 4% and 3% of the revenue earned on fixed-price-level-of-effort contracts in the fiscal 2013 periods and the fiscal 2014 periods, respectively.

Labor Utilization
Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time. As of March 31, 2014, we had approximately 5,300 employees. Direct labor utilization was 81.9% and 81.4% for the three and nine months ended March 31, 2014, respectively, compared to 80.3% and 80.0% in the same periods of the prior year. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.
Days Sales Outstanding
Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. From time to time we may offer discounts to our customers for early payment. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 63 days as of March 31, 2014 compared to 60 days as of March 31, 2013.
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
Summary of Financial Results

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014

Revenue	$376,297	$355,930	$1,142,845	$1,039,465
Operating costs and expenses:
Cost of services	283,154	276,319	865,556	800,506
Selling, general and administrative	48,495	50,004	152,022	135,751
Depreciation and amortization of property and equipment	2,968	2,248	9,338	7,156
Amortization of intangible assets	22,204	18,064	65,927	54,647
Gain on the sale of a portion of the Health & Civil business	—	—	—	(1,564)
Total operating costs and expenses	356,821	346,635	1,092,843	996,496
Operating income	19,476	9,295	50,002	42,969
Interest expense	(24,900)	(25,714)	(75,622)	(78,241)
Interest income	13	9	34	43
Loss before income taxes	(5,411)	(16,410)	(25,586)	(35,229)
Benefit from income taxes	(4,217)	(7,122)	(11,458)	(14,233)
Net loss	$(1,194)	$(9,288)	$(14,128)	$(20,996)

	Nine months ended March 31,
	2013	2014

Net cash provided by operating activities	$99,342	$50,274
Net cash used in investing activities	(41,162)	(1,476)
Net cash used in financing activities	(20,000)	—
Net increase in cash and cash equivalents	$38,180	$48,798
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
Adjusted EBITDA decreased in the three, nine and twelve months ended March 31, 2014 compared to the same periods in the prior year due primarily to a decline in direct labor services caused by the federal budget pressures, increasingly competitive market environment and the federal government shutdown. Adjusted EBITDA margin for the three and nine months ended March 31, 2014, excluding the impact of any acquisitions, was 11.4% and 12.2%, respectively, compared to 13.1% and 12.3% in the comparable prior year periods. We estimate that Adjusted EBITDA for the nine and twelve months ended March 31, 2014 was negatively impacted by the shutdown in October 2013 by approximately $4 million.

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014

Loss from continuing operations	$(1,194)	$(9,288)	$(14,128)	$(20,996)
Benefit from income taxes	(4,217)	(7,122)	(11,458)	(14,233)
Interest expense, net	24,887	25,705	75,588	78,198
Depreciation and amortization of property and equipment	3,293	2,659	10,331	8,279
Amortization of intangible assets	22,204	18,064	65,927	54,647
Stock compensation	432	435	2,466	2,565
Severance	42	162	1,277	1,313
Facility exit charge	2,709	8,053	3,990	8,556
Other, net	1,225	835	5,165	2,335
Gain on the sale of a portion of our Health & Civil business	—	—	—	(1,564)
Subtotal - Adjusted EBITDA before certain items	49,381	39,503	139,158	119,100
EBITDA impact of acquisitions	—	—	4,139	—
EBITDA impact of cost savings	65	1,118	1,216	8,101
Adjusted EBITDA	$49,446	$40,621	$144,513	$127,201

	Twelve months ended March 31,
	2013	2014

Loss from continuing operations	$(21,436)	$(324,163)
Benefit from income taxes	(16,776)	(62,944)
Interest expense, net	101,531	103,344
Depreciation and amortization of property and equipment	14,399	11,431
Amortization of intangible assets	90,125	76,868
Stock compensation	3,668	2,935
Severance	4,099	1,759
Facility exit charge	8,407	8,377
Other, net	7,910	3,523
Transaction costs	375	—
Impairment of goodwill and other assets	—	345,753
Gain on the sale of a portion of our Health & Civil business	—	(1,564)
Subtotal - Adjusted EBITDA before certain items	192,302	165,319
EBITDA impact of acquisitions	6,162	—
EBITDA impact of cost savings	2,237	12,025
Adjusted EBITDA	$200,701	$177,344
In addition to interest, taxes, depreciation and amortization, loss from continuing operations was also adjusted by the following items in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Severance charges incurred to primarily reduce our indirect labor force. The gross charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Certain other non-recurring items including the following:

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014

Signing and retention bonuses of certain executive officers	$—	$—	$1,058	$—
PEP management fees	438	438	1,313	1,313
Merger and acquisition costs	726	179	1,937	656
Other	61	218	857	366
Other, net	$1,225	$835	$5,165	$2,335

	Twelve months ended March 31,
	2013	2014

Signing and retention bonuses of certain executive officers	$2,965	$84
PEP management fees	1,751	1,750
Merger and acquisition costs	1,991	933
Other	1,203	756
Other, net	$7,910	$3,523

•	Transaction costs for accelerated stock compensation expense, accounting, investment banking, legal, severance, and other services related to the Transaction;

•	Impairment of goodwill and trade names as a result of the annual impairment analysis during fiscal 2013;

•	Gain on the sale of a portion of our Health and Civil business in the first quarter of fiscal 2014;

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
Results of Operations
Revenue
Revenue decreased 5.4% to $355.9 million in the three months ended March 31, 2014 from $376.3 million in the three months ended March 31, 2013. Revenue decreased 9.0% to $1,039.5 million in the nine months ended March 31, 2014 from $1,142.8 million in the nine months ended March 31, 2013. We experienced a decline in revenue from direct labor and overhead, subcontractors and materials and other reimbursable costs as shown in the components of costs of services below. The most significant percentage decline in revenue was due to lower materials and other reimbursable costs. The decline in labor services was primarily due to the competitive market environment, funding reductions on some of our existing programs, the continued delay of contract awards and the federal government shutdown in the second quarter of fiscal 2014. Revenue for the nine months ended March 31, 2014 was negatively impacted by the government shutdown in October 2013 by approximately $12 million.
Operating Costs and Expenses
Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Three months ended March 31,
	2013	2014	% Change

Cost of services	$283,154	$276,319	(2.4)%
Selling, general and administrative	48,495	50,004	3.1%
Depreciation and amortization of property and equipment	2,968	2,248	(24.3)%
Amortization of intangible assets	22,204	18,064	(18.6)%

	(as a percentage of revenue)
Cost of services	75.2%	77.6%
Selling, general and administrative	12.9%	14.0%
Depreciation and amortization of property and equipment	0.8%	0.6%
Amortization of intangible assets	5.9%	5.1%

	Nine months ended March 31,
	2013	2014	% Change

Cost of services	$865,556	$800,506	(7.5)%
Selling, general and administrative	152,022	135,751	(10.7)%
Depreciation and amortization of property and equipment	9,338	7,156	(23.4)%
Amortization of intangible assets	65,927	54,647	(17.1)%
Gain on the sale of a portion of the Health & Civil business	—	(1,564)	NMF

	(as a percentage of revenue)
Cost of services	75.7%	77.0%
Selling, general and administrative	13.3%	13.1%
Depreciation and amortization of property and equipment	0.8%	0.7%
Amortization of intangible assets	5.8%	5.3%
Gain on the sale of a portion of the Health & Civil business	—%	(0.2)%
NMF = Not meaningful
Cost of services consisted of the following for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2013	% of total	Three Months Ended March 31, 2014	% of total

Direct labor and related overhead	$143,107	50.6%	$136,671	49.4%
Subcontractor labor	90,694	32.0%	90,543	32.8%
Materials and other reimbursable costs	49,353	17.4%	49,105	17.8%
Total cost of services	$283,154		$276,319

	Nine Months Ended March 31, 2013	% of total	Nine Months Ended March 31, 2014	% of total

Direct labor and related overhead	$430,957	49.8%	$399,689	49.9%
Subcontractor labor	274,883	31.8%	257,435	32.2%
Materials and other reimbursable costs	159,716	18.4%	143,382	17.9%
Total cost of services	$865,556		$800,506
Cost of services decreased in the three and nine months ended March 31, 2014 compared to the three and nine months ended March 31, 2013.  This decrease is due to lower business volume resulting from federal budget pressures, contract award delays and the government shutdown.  As a percentage of revenue, cost of services increased in the three and nine months ended March 31, 2014 compared to the three and nine months ended March 31, 2013.  This increase is partially attributable to the loss of revenue due to the shutdown of the U.S. federal government in October 2013, which reduced labor services costs and revenue but did not reduce the fixed portions of overhead or fringe costs.  The increase was also driven by ongoing heightened competition and pricing pressures, both for new business opportunities and re-competes of our existing programs.

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
SG&A expenses increased $1.5 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and decreased $16.3 million in the nine months ended March 31, 2014 compared to the same period of the prior year. The increase in the three months ended March 31, 2014 was the result of a facility exit charge of $8.1 million. Excluding the impact of the facility exit charges, stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section listed “Items Affecting the Comparability of Our Operating Results,” SG&A expenses decreased approximately $3.6 million and $18.1 million in the three and nine months ended March 31, 2014, respectively, compared to the comparable periods of the prior year. The decrease is primarily a result of actions taken to align our indirect costs with our volume of business and maintain competitive cost position. Additionally, the impact of the federal government shutdown in October 2013 reduced SG&A costs during the nine months ended March 31, 2014 by approximately $1 million.
Depreciation and amortization of property and equipment decreased in the three and nine months ended March 31, 2014 compared to the three and nine months ended March 31, 2013 due to fully depreciated assets not being replaced.
Amortization of intangible assets decreased in the three and nine months ended March 31, 2014 as compared to the three and nine months ended March 31, 2013 as amortization is recorded on an accelerated basis based on the expected benefits of the assets.
Interest

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014

Interest expense	$(24,900)	$(25,714)	$(75,622)	$(78,241)
Interest income	13	9	34	43
Interest, net	$(24,887)	$(25,705)	$(75,588)	$(78,198)
Interest expense increased in three and nine months ended March 31, 2014 by $0.8 million and $2.6 million, respectively, compared to the comparable prior year periods primarily due to an increase of the fixed rates on our interest rate swaps. Interest expense for the three and nine months ended March 31, 2014 includes amortization of original issue discount and debt issuance costs of $1.8 million and $5.6 million, respectively, compared to $1.6 million and $5.3 million in the comparable prior year periods. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of March 31, 2014, we had fixed the interest rate on all but $150.0 million of our outstanding total debt through July 2014.
Income Taxes
The effective tax rate for the nine months ended March 31, 2013 and 2014 was a tax benefit of 44.8% and 40.4%, respectively. The fiscal 2013 effective tax rate is higher than the statutory income tax rate primarily due to a retroactive reinstatement of the federal research and development credit back to January 1, 2012 and revisions to certain non-deductible costs in our fiscal 2012 income tax return. The fiscal 2014 effective tax rate is higher than the statutory income tax rates primarily due to federal tax credits.
Liquidity and Capital Resources
Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of March 31, 2014 was $83.0 million compared to $96.8 million as of June 30, 2013. As of March 31, 2014, our total unrestricted cash was $53.8 million and our total outstanding debt was $1.1 billion, excluding unamortized discount.

	Nine months ended March 31,
	2013	2014

Net cash provided by operating activities	$99,342	$50,274
Net cash used in investing activities	(41,162)	(1,476)
Net cash used in financing activities	(20,000)	—
Net increase in cash and cash equivalents	$38,180	$48,798
Cash Flow
Accounts receivable represent our largest working capital requirement. We bill the majority of our clients monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and tax payments.
Net cash provided by operating activities was $99.3 million and $50.3 million in the nine months ended March 31, 2013 and 2014, respectively. In the nine months ended March 31, 2014, the decrease in cash provided by operating activities was primarily due to lower cash from the billing and collections of our accounts receivable offset by lower payments of accrued payroll and employee benefits and interest.
Net cash used in investing activities was $41.2 million and $1.5 million in the nine months ended March 31, 2013 and 2014, respectively. In the nine months ended March 31, 2014, net cash used in investing activities represented $7.0 million of capital expenditures partially offset by the sale of a portion of the Health & Civil business of $5.5 million. In the nine months ended March 31, 2013, net cash used in investing activities was driven by $34.2 million used to acquire NSS and capital expenditures of $7.0 million.
Net cash used in financing activities was $20.0 million and zero in the nine months ended March 31, 2013 and 2014, respectively. Borrowings on our revolving credit facility during the nine months ended March 31, 2014 of $100.0 million were made during October 2013 and repaid before December 31, 2013.
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
We repaid $140.0 million of our Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied our required ECF principal payments for fiscal 2012. We repaid $20.0 million of our Term Loan B Facility in fiscal 2013, which satisfied our required ECF principal payments for fiscal 2013. We estimate the fiscal 2014 ECF requirement to be approximately $41.0 million, which is due October 15, 2014 and is included in current liabilities on the condensed consolidated balance sheet.
We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of March 31, 2014, we had no outstanding letters of credit or borrowings under our Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The required ratio decreases over time from less than or equal to 5.0 as of March 31, 2014 to less than or equal to 4.5x as of June 30, 2016. As of March 31, 2014, our net senior secured leverage ratio was 3.7. We were in compliance with all of our covenants as of March 31, 2014.
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
The Senior Secured Credit Facilities and the Notes are guaranteed by all of our wholly-owned subsidiaries. The Senior Secured Credit Facilities are also guaranteed by Sterling Parent. The guarantees are full and unconditional and joint and several. Each of our subsidiary guarantors are 100% owned by the Company and have no independent assets or operations.

Capital Requirements
We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be less than 0.8% of revenue, for at least the next twelve months.
Income Taxes
The Transaction accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of net operating loss carryforwards resulting primarily from this stock compensation deduction, as well as Transaction costs and tax-deductible interest expense, we do not expect to make any material U.S. federal income tax payments until fiscal 2016.
Accounts Receivable Factoring
During fiscal 2014, we entered into an accounts receivable purchase agreement in which we would sell accounts receivable under certain contracts to a third party without recourse to the Company. The buyer initially funds 90% of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables from the customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the sold receivable, the receivable is derecognized and a loss on the sale is recorded. The deferred purchase price remains in account receivable until collected. The balance of the sold receivables may not exceed $50 million at any time. For the nine months ended March 31, 2014, we sold approximately $50 million of receivables and recognized a loss of $0.2 million related to the sale of receivables. As of March 31, 2014, the balance of the sold receivables was approximately $17 million and the related deferred purchase price was approximately $1.7 million.

Off-Balance Sheet Arrangements
As of March 31, 2014, other than operating leases, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.
For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 6 to our condensed consolidated financial statements as of and for the period ended March 31, 2014 included in this quarterly report on Form 10-Q.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-2, or ASU 2013-2, an update to Comprehensive Income. This update requires the presentation and disclosure of reclassification adjustments out of Accumulated Other Comprehensive Income, or AOCI, in a single note or on the face of the financial statements. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2012, or our fiscal 2014. The adoption of this ASU did not impact our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013, or our fiscal 2015. The adoption of this ASU is not expected to have an impact on our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in our Form 10-K filed with the Securities and Exchange Commission on August 9, 2013.
Interest Rate Risk
Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity of the swaps in July 2016. As of March 31, 2014 we had fixed the interest rate on $565.0 million of our outstanding Term Loan B Facility. The interest rate on the remaining $150.0 million of our outstanding Term Loan B Facility was variable. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.23% at March 31, 2014. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.5 million based on the unhedged portion of our senior secured credit facilities outstanding as of March 31, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information relating to legal proceedings, see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q
Item 1A. Risk Factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On February 3, 2014, we became aware that our complaint filed with the U.S. Court of Federal Claims relating to the Federal Deposit Insurance Corporation contract was dismissed. On February 4, 2014, we filed an appeal with the Court of Appeals for the Federal Circuit. Our task order ended on April 19, 2014.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 2nd day of May, 2014.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
William L. Ballhaus President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD J. NADEAU
Richard J. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)