Form 10-K
period 2014-06-30
SRA INTERNATIONAL, INC.
filed 2014-08-08
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

As of August 8, 2014 there were 1,000 shares outstanding of the registrant’s common stock.

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
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for approximately 97% of our revenue;

•	failure of our customer to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts;

•	automatic across-the-board spending cuts to civil and defense programs as a result of the sequester or other budget constraints;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

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

•
potential for significant economic or personal liabilities resulting from failures, errors, delays or defects associated with products, services and systems we supply including risks associated with work performed through joint venture arrangements;

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

•
adverse determinations of any tax authority successfully challenging the Company’s operational structure, transfer pricing policies, or the taxable presence of its remaining subsidiaries in certain countries, or a finding against the Company in a material tax dispute could increase its effective tax rate on its earnings and materially decrease earnings and negatively affect cash flows from operations;

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

PART I

Item 1. BUSINESS
Our Company
SRA International, Inc., SRA or the Company, is a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our customers by providing information technology, or IT, solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our IT service offerings include infrastructure services, software development, systems integration, cybersecurity, cloud computing, business intelligence, data analytics and mobile solutions. We also provide mission-specific domain expertise in areas such as intelligence analysis; energy and environmental consulting; enterprise logistics; and bioinformatics. We currently serve more than 200 federal government organizations, many of which we have served for more than 20 years. Our company is organized into two business groups that serve the federal government market: Health & Civil and National Security. Revenue from the federal government market represented 97% of our total revenue for the fiscal year ended June 30, 2014, or fiscal 2014. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) for fiscal 2014 were approximately $1.4 billion and $178.8 million, respectively. For a reconciliation of Adjusted EBITDA to net loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Items Affecting the Comparability of Our Operating Results.”
We currently maintain a diversified contract base of approximately 1,100 active contracts, with our top ten contracts accounting for approximately 22% of revenue and no single contract representing 10% or more of revenue for fiscal 2014. When contracting with our customers, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials and fixed-price. We generated 30% of our total revenue from cost-plus-fee contracts, 36% from time-and-materials contracts and 34% from fixed-price contracts in fiscal 2014.
As of June 30, 2014, our backlog was approximately $3.5 billion, of which $667.2 million was funded. Backlog represents the amount of future revenue expected to be recognized under existing signed contracts, assuming the exercise of all options relating to those contracts. As a result, we believe we have significant visibility into our revenue and expect to recognize approximately 28% of this backlog as revenue for the twelve months ending June 30, 2015. Certain of our contracts may be reduced in scope or otherwise have diminished revenues if options are not renewed or contract ceiling is de-obligated.
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
Presentation
The consolidated statements of operations and cash flows are presented in this annual report on Form 10-K for the Predecessor and the Successor, which relate to the period from July 1 to July 20, 2011 (preceding the Transaction) and the period July 21, 2011 to June 30, 2012 and all periods subsequent to June 30, 2012 (succeeding the Transaction), respectively. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor period in the fiscal year ended June 30, 2012 to the results of operations for the fiscal year ended June 30, 2013. Although the combination of the Predecessor income statement for the period July 1, 2011 to July 20, 2011 with the Successor income statement for the period of July 21, 2011 to June 30, 2012 does not comply with generally accepted accounting principles, or GAAP, we believe that it provides a meaningful method of comparison. We have also prepared our discussion of all operating metrics based on the combination of Successor and Predecessor results in the fiscal year ended June 30, 2012 compared to the Successor results in the fiscal year ended June 30, 2013. We believe this combination of results for the Predecessor entity and Successor entity periods facilitates an investor’s understanding of our results of operations and changes in our results of operations by making the two periods more comparable. This combination should not be used in isolation or substituted for the separate Predecessor entity and Successor entity results, nor do the combined results reflect our Predecessor results on a comparative or pro forma basis.

Our Markets
Based on data from the federal procurement data system, approximately $462 billion was spent on contracts for products and services in government fiscal year 2013. SRA estimates that roughly $116 billion was spent on services in SRA’s addressable market for information technology and professional services. We are well positioned for growth in this market, as our revenue represents less than 1.2% of our addressable market. Despite the challenges in the federal government services market due to a turbulent budget environment, increased set-asides for small businesses, and intense competitive price pressure, our market remains one of the largest in the world. Our core capabilities address enduring market demands, and our large pipeline of future and submitted bids provide ample opportunities to grow.
While budgets have contracted over the past few years, the passage of the Bipartisan Budget Act of 2013 provides some stability. The Act authorizes funding above the level of sequestration. We believe its passage significantly reduces the possibility of a government shutdown or substantial spending cuts through government fiscal year 2015. Several areas funded by the budget remain particularly attractive. These areas include health IT systems, cybersecurity, cloud computing, agile software development, data analytics and “big data.” Long-term growth prospects are driven by the fact that IT can be used to improve mission performance at a lower cost.
     We have enduring relationships with a diverse set of customers across all levels of the U.S. federal government. We derive roughly 97% of our revenue from customers in the following markets: Defense; Intelligence; Homeland Security and Law Enforcement; Health; and Civil agencies. In December 2013, we realigned our portfolio of customers from four business groups into two business groups: National Security group and Health & Civil group. The Defense, Intelligence, and Homeland Security and Law Enforcement markets are included in the National Security group. The Health and Civil agencies are included in the Health & Civil group.
Revenue for our two groups was as follows for the periods July 1, 2011 through July 20, 2011 and July 21, 2011 through June 30, 2012, fiscal 2013 and 2014 (in thousands):

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
National Security	$49,862	$780,704	$765,992	$639,871
Health & Civil	49,446	795,168	741,730	746,492
Total	$99,308	$1,575,872	$1,507,722	$1,386,363
National Security group (includes Defense, Intelligence and Homeland Security and Law Enforcement markets)
Defense
 As the Department of Defense, or DoD, draws down troops in Southwest Asia and responds to the current budget and threat environment, it continues to transform into a smaller force that is more agile and technologically superior. As a result, DoD is placing added emphasis on Intelligence, Surveillance and Reconnaissance, or ISR, Joint / Special Operations, Intelligence, Counterterrorism / Counter-Weapons of Mass Destruction, or WMD, and cybersecurity, with an increased focus on emerging threats in Europe, Africa, the Middle East and elsewhere. The defense market has an increasing need for modernization of large numbers of legacy business systems, as well as innovative information technology solutions that accomplish mission requirements at a lower cost. Revenue earned from customers in our defense government market represented approximately 23% of our revenue for fiscal 2014.
Our core capabilities range from the design, implementation, integration and management of innovative and cost effective enterprise networks and systems, to the design, development and support of mission critical software systems, enhanced asset visibility and integrated logistics systems, as well as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance , or C4ISR, Enterprise Resource Planning, or ERP, and cybersecurity services.
 Our key customers in the defense market include U.S. Air Force, U.S. Navy, U.S. Army, the U.S. European Command, Joint Improvised Explosive Devise, or Joint IED, Defeat Organization and a number of unified combatant commands and joint operations as well as independent defense agencies.

Intelligence
We derived approximately 10% of our revenue in fiscal 2014 from customers in the intelligence market. The Intelligence Community has continuing requirements to integrate intelligence across the federal government, improve inter-agency information sharing, counter the proliferation of WMD, enhance intelligence collection and analysis efforts, address cybersecurity threats, and support our warfighters. SRA is well positioned in a market that presents significant barriers to entry for competitors due to specialized expertise and security clearances required.
For sensitive military and national intelligence missions, we deliver the technical and functional expertise that improves information gathering and analysis across geographies and organizations. Our core capabilities include intelligence analysis and knowledge management, cybersecurity, software and application development, IT Life Cycle Services and intelligence community policy and guidance.
 Our key customers in the intelligence market include the Defense Intelligence Agency, National Reconnaissance Office, National Geospatial Intelligence Agency, White House Communication Agency, and other national and military intelligence customers.
Homeland Security and Law Enforcement
 The Homeland Security and Law Enforcement market has an increasing need for solutions to protect the nation from terrorist attacks and carry out core functions such as transportation security, cybersecurity, counter-terrorism, prevention of illegal trafficking, biometric collection, intelligence analysis, disaster preparedness, and border security. The Department of Homeland Security has requested additional funding in government fiscal year 2015 for intrusion detection and prevention systems and continuous diagnostics and mitigation tools to address threats and vulnerabilities against federal computer systems and networks. At the same time, reduced budgets across many other components of this market drive demand for technologies and systems that enable the government to be more efficient and effective. We derived approximately 13% of our revenue in fiscal 2014 from customers in the Homeland Security and Law Enforcement market.
In this market, we combine strong domain expertise with full systems life-cycle capabilities to reduce costs and improve performance for our customers. SRA qualifications in cybersecurity and information operations are also important given the escalating threats to sensitive government information and assets. We also provide mission-oriented analytical services, agile software development, program management, systems analysis and engineering, counterintelligence and counterterrorism.
Our key customers in this market include the Department of Homeland Security, Department of Justice, and a limited number of state and local law enforcement agencies.
Health & Civil group (includes Health and Civil agencies)
Health
The federal health market continues to grow to address the healthcare needs of our citizens. The Patient Protection and Affordable Care Act of 2010 is driving innovation and requirements associated with reform in Medicare and Medicaid programs and other Federal health programs that encourage high-quality and efficient delivery of health care. The Department of Health and Human Services offers a robust set of opportunities for SRA to provide a blend of mission and IT support to initiatives in health research, public health programs and preparedness efforts. We believe the Defense Health Agency and the Department of Veterans Affairs, or VA, have bipartisan support for increased funding to provide needed care and other benefits to our warfighters, veterans and their families. These organizations require support to integrate health records of servicemen/servicewomen across their lifespans, and are modernizing antiquated paper-based systems. In addition, demographic trends, consumer pressure and media attention have accelerated interest in health IT improvements and we believe the federal government is likely to make related investments a priority. Revenue earned from customers in our health market represented approximately 22% of our revenue for fiscal 2014.
Health was the most rapidly growing component of SRA's business in fiscal 2014. In the health market, we provide a variety of information technology services, including system development, network system design, development and operations and maintenance, ERP support for federal financial systems, and VA systems modernization. We also provide professional services in areas such as bioinformatics, privacy, grants management, peer review and strategic planning. SRA supports the Enrollment Assistance Program established to address legislative mandates.
Our key customers in the health market include Department of Health and Human Services operating divisions, including the National Institutes of Health, Health Resources and Services Administration, the Centers for Disease Control and Prevention, and the Centers for Medicare and Medicaid Services, as well as the Food and Drug Administration, the Department of Veterans Affairs and other Military Health customers.

Civil Agencies
The civil government market includes a set of departments and agencies with diverse priorities. From infrastructure to education to energy, these customers have critical and evolving missions. As a result of the current fiscal environment, many of these organizations need support to drive budget efficiencies. Recognizing that focus, we support these agencies with professional and technology consulting services and enterprise-wide infrastructure support. Our enterprise architecture services, as well as web and wireless solutions, are of interest to government agencies responding to the necessity for interoperability among IT systems and the demand for transparency in government functions. Our ERP software expertise enables us to compare custom-built solutions to commercial off-the-shelf solutions and implement systems that best suit our customers’ specific needs. Our expertise in energy efficiency and environmental mission support positions us to perform policy and technology services for our customers. Our cybersecurity capabilities allow us to secure our customers’ networks and data, protecting them against cyber-attacks and network intrusions, and maintaining privacy protections for data that require it.  Revenue earned from customers in our civil government market represented approximately 32% of our revenue for fiscal 2014.
Civil agencies we support include the Department of Agriculture, Environmental Protection Agency, Department of State, Office of Personnel Management, Government Accountability Office, Department of Transportation, Department of Energy, and the Administrative Office of the U.S. Courts.
Our Core Capabilities
We provide services required to support the entire life cycle of our customers’ IT systems, including infrastructure services; software and systems development, cybersecurity, cloud computing, business intelligence and big data and mobile solutions. We also provide mission-specific domain expertise and professional services that help our clients meet their mission objectives.  Many of our projects involve more than one of these capabilities.  To ensure we offer the best value to our customers, we established Communities of Practice, or CoPs, which focus on leveraging the best ideas, practices and solutions within the services that we provide by connecting practitioners from across SRA. The CoPs also support our employees and provide opportunities for skill development, networking across the company, mentoring, and contributing to SRA's capabilities for winning and executing work.
 Infrastructure Services.  We deliver a wide range of IT infrastructure services that enable our customers to focus on their core missions and meet their financial and operational objectives. Our expertise includes data center consolidation and management, network engineering, server engineering, storage engineering, desktop engineering, service desk operations, operations and maintenance, disaster recovery and beyond. Our capabilities span the IT life-cycle from developing a service strategy through to delivering service operations with an emphasis on continuous service improvement. The SRA approach results in optimized IT service delivery through application of service management best practices such as Information Technology Infrastructure Library, or ITIL, and strategies for improvement such as standardization, virtualization, automation, consolidation and optimization. We balance financial, technical and qualitative service delivery measures to ensure optimization.
 Software and Systems Development. We have delivered transformative custom and commercial off the shelf, or COTS, software solutions to meet the mission needs of our federal customers for over 35 years. Our collaborative thought leaders leverage the most current software practices, architectures and technologies from industry and tailor them to meet the challenges of exponentially expanding data, distributed mobile workforces, critical mission requirements and continuously shrinking IT budgets.
CyberSecurity.   Our nation continues to experience an increasing number of threats to our networks. In the last few years, we have seen cyber attacks/network intrusions grow, exposing personal, business and public sector data and disrupting critical operations. When designing cybersecurity and privacy solutions for our U.S. government customers, we take into account the full cyber systems lifecycle, operational demands and the regulatory environment. Our experts consider the people, processes and technologies that contribute to our customers’ operating environment. With more than 14 years of computer network defense and operations experience, we have helped over 450 federal information systems achieve information security, or INFOSEC, certification and accreditation, and today, we operate some of the largest cybersecurity operations centers, or CSOCs, within the U.S. federal government.
Cloud Computing. We employ an overarching approach to cloud computing aimed at providing support services to our customers throughout the cloud lifecycle. This approach adheres closely to industry proven service orientation and service management best practices such as ITIL® 2011 and ISO® 20000. While SRA is not a Cloud Service Provider, we have the needed solutions, knowledge and partnerships to serve our customers as a cloud enabler or full cloud service broker. Our cloud computing solutions can help federal agencies address budget pressures by reducing infrastructure overhead and consolidate aging, proprietary systems to enhance service delivery.
Business Intelligence and Big Data. By collecting, cleansing, preparing, sharing and analyzing large amounts of data, we create strategies that improve performance, reduce fraud, waste and abuse, manage risks and improve decision making in support of our customers' missions. Business intelligence and big data solutions empower organizations with the ability to glean critical insight from volumes of structured and unstructured data. From simple operational reports to data mining and predictive analysis, strategic knowledge is just a click away, empowering our customers to make timely and informed decisions.
Mobile Solutions. We design and build the right mobile solutions using the right technology to meet the mission needs of our customers. We address the security needs of enterprise mobility and provide the visibility and management solutions necessary to support mobile devices, applications and data.
Engineering and Logistics. We provide logistics solutions to help customers model, analyze and visualize the flow of goods between the point of origin and the point of consumption in order to meet their mission requirements.
Research and Analysis. We possess expertise in a wide range of research and analysis fields. Our experts apply mission-centric, highly-valued domain knowledge to help organizations better understand and address challenges and meet mission requirements.
Management and Consulting Services. Our management and consulting experts help our customers to ensure that their mission needs are being met in the most effective ways. Our expertise ranges from delivering solutions in organizational change management, training, communications, independent verification and validation, preparedness and emergency management and more. Our work includes helping customers across the federal government.
Our Strengths
Our focus and agility. We are focusing on federal government professional and IT services within attractive market segments. Some of our competitors may be attempting to enter new markets (commercial, products, state and local, international). Given that we have 1.2% market share and that we know how to win work in this space, our strategy is to focus our resources on gaining market share rather than dilute our resources pursuing markets in which we have no presence today.   We also continue to develop differentiated offerings in our core competencies, in response to demand across our market. We are targeting growth in areas of high technical complexity and areas that require deep understanding of our customers’ missions. This allows us to differentiate ourselves from our competitors, address market demands which will endure over time, and realize a higher return. Finally, our focus on our strategic objectives ensures prioritized investment in growth, directing our resources into building an industry-leading growth engine.
 The second factor that differentiates us is our speed and adaptability of our operations, which allows us to make decisions and implement changes quickly, without going through layers of bureaucracy, allowing us to quickly take advantage of a broad set of opportunities and make internal adjustments that have an immediate impact on efficiency.   Our speed and agility position us to rapidly respond to a fast turn-around task order environment, where 80% of federal IT contracted dollars are expected to flow through as task orders on multiple award vehicles by government fiscal year 2017.
Enduring Values. Inspired Performance.™ Our enduring values of Honesty and Service have been in place since the day the company was established and represent a commitment to acting with integrity, delivering quality work and customer satisfaction, taking care of our employees and serving our country and communities. We are inspired by our customers’ missions and provide the best people, working together to generate the best ideas, to deliver the best possible performance - all driven by our enduring values of Honesty and Service®.
 Significant revenue visibility and recurring contract base.   Our backlog of approximately $3.5 billion as of June 30, 2014, which represents more than two times our revenue in fiscal 2014, together with our typical contract length of three to five years, provides us with significant near-term revenue visibility recognizing that we, along with others in our industry, may be impacted by potential revenue reductions that may be triggered by the sequester. We believe that our longstanding relationships with our customers, having served many federal government agencies for over 20 years, as well as our strong customer satisfaction have driven our high re-compete win rate of over 80% for each of the last three fiscal years. We calculate our re-compete win rate based on existing customer contracts that are up for renewal, for which we act as the prime contractor, by dividing the aggregate contract dollar amount won by the aggregate contract dollar amount of existing contracts for which we competed.
 Diversified government customer and contract base.   Our revenue profile is diversified across a large number of contracts and federal customers, including more than 250 federal government organizations. We currently have approximately 1,100 contracts, with no contract accounting for 10% or more of revenue and the top ten contracts accounting for approximately 22% of revenue in fiscal 2014. In addition, we possess a broad portfolio of strategic contract vehicles that positions us to compete for future work with our federal government customers. In fiscal 2014, approximately 62% of our revenue was generated from contracts under multiple award vehicles including agency-specific indefinite delivery/indefinite quantity contracts, or ID/IQs, blanket purchase agreements, or BPAs, government-wide acquisition contracts, or GWACs, and General Services Administration, or GSA, schedule contracts.

 Strong competitive positioning.    We believe we are well positioned to achieve long term growth. A significant portion of our revenue is derived from services that we believe are in priority markets for the U.S. federal government, such as health, cybersecurity, intelligence, energy and environment, where growth is expected within the larger federal IT space. In addition, we believe our broad base of capabilities, deep domain expertise and reputation for quality should enable us to gain market share. A majority of our revenue is derived from services that we believe have relatively low budgetary pressure risk, such as mission-critical IT management and national security support work. Additionally, substantially all of our work takes place in the continental U.S., or supporting U.S. bases overseas, which limits our exposure to the troop withdrawal from war zones.
 Attractive business model with strong deleveraging profile.   We believe we have an attractive business model characterized by strong and stable cash flow generation. Our low capital expenditure requirements, which have averaged less than 1% of our revenue for the past five fiscal years, are expected to contribute to strong cash flow generation and an attractive deleveraging profile over time. Our strong cash flow generation enabled us to paydown $200 million of our term loan facility and increase cash by over $100 million since July 2011.
 Industry leading profit margins. Our variable cost base, proprietary pricing, bid and proposal capabilities, excellent contract execution, and careful management of indirect costs have generated profit margins at or near the top of our industry. Fixed-price and time-and-materials contracts typically offer the potential for higher margins than cost-plus-fee contracts, and our diversified contract mix supports these stronger returns.
Employees
As of June 30, 2014, we had approximately 5,200 employees. Our success as an information technology and strategic consulting services and solutions company is highly dependent on our ability to attract, develop and retain high quality employees with advanced levels of training and skill, and in many cases, security clearances. Approximately 81% of our employees are professionals or managers with technology or domain expertise. Our professional staff is highly educated, with approximately 29% holding advanced degrees. Approximately 47% of our employees have federal government security clearances, which is an advantage for us in the national security market since personnel who hold security clearances are often a prerequisite to bidding for contracts. We currently have no employees represented by collective bargaining agreements.
Our active recruiting effort is aligned with our operating organizations and relies heavily on employee referrals in addition to a variety of other recruiting methods. Employee referrals accounted for approximately 17% of our new hires in fiscal 2014.
There are a limited number of qualified technology workers with security clearances. To compete effectively for the best available employees, we offer a combination of rewarding job responsibilities, competitive compensation and benefits, and opportunities for merit-based advancement.
Marketing & Sales
We market our services primarily to the U.S. federal government. Our business development and capture process relies upon a cooperative effort between our operating groups and our corporate growth organization to further penetrate existing accounts and to win new competitive procurements in our target markets. Primary responsibility for selling additional services to existing customers, including customer account build-out, capture of follow-on work, and pursuit of small and mid-sized new contracts, rests with our operating groups. Within our operating groups we have group growth organizations responsible for the pursuit of new business.
Responsibility for bidding and winning large competitive procurements, either for new customers or for strategic expansion with existing customers, is shared by our operating groups and our corporate growth organization. We have a team of experienced marketing and sales professionals who perform market intelligence, capture management, technical solutioning, strategic pricing, and proposal development. Members of our corporate growth organization work closely with their counterparts in our operating groups as we compete to win new contracts.
 Over the past several years, we have invested significant resources in expanding and improving our marketing and sales capabilities. We have launched a number of new initiatives, including implementing a competitive market intelligence and pricing capability; increasing our bid and proposal budgets for capture activities; standing up our group growth organizations, significantly increasing our proposal submittal targets and capacity; developing a more geographically dispersed business base and regional sales capability; and focusing more of our resources on large opportunities. We have also established new training programs to broaden and enhance the level of marketing and sales expertise in our operating groups and have created more technical connectivity and collaboration through the establishment of Communities of Practice, or CoPs. The CoPs enable subject matter experts and technology practitioners to connect and collaborate to cultivate and exploit the best ideas, practices, and solutions from across SRA and our vendor partners.

The combination of all of these efforts have resulted in a larger qualified pipeline of opportunities, a larger amount of submitted bids within the federal technology and professional services environment, and increased win rates. Our pipeline has grown from $49 billion at the end of fiscal 2012 to $71 billion at the end of fiscal 2014, an increase of approximately 44%. Our fiscal 2014 submittals totaled $4.4 billion. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for ID/IQ contracts or bids submitted as a subcontractor.
Competition
The federal market for IT and professional services is highly fragmented, and competition is intensifying as companies compete for a larger share of a smaller market. In addition to pure-play federal systems integrators, SRA also competes with divisions of large aerospace and defense, or A&D, firms, diversified services providers, and other niche companies. Evolving market factors are shifting the competitive dynamics. Portfolio reshaping efforts have led to corporate divestitures, thus creating new competitors in our market. At the same time, the government has placed additional emphasis on supporting small business utilization across government. As a result, we are increasingly competing with small businesses to protect our core work and to win new business.
We encounter many of the same competitors across our markets. Some examples of these competitors include:

•	Federal systems integrators such as CACI International Inc., ManTech International Corporation, NCI Inc., Science Applications International Corporation, Leidos, Inc. and Engility Holdings, Inc.

•	Divisions of large aerospace and defense contractors such as General Dynamics Corporation, L-3 Communications, Lockheed Martin Corporation, and Northrop Grumman Corporation

•
Diversified services providers such as Accenture Ltd., Booz Allen Hamilton Inc., Deloitte Consulting, LLP, Computer Sciences Corporation, ICF International, and International Business Machines Corporation

•	Other smaller and niche providers, often receiving advantages under U.S. Small Business Administration programs
We compete on the merits of our technical capabilities and mission understanding, our ability to recruit, build and lead strong teams, and our ability to deliver innovative solutions in an efficient and effective manner. While we are not targeting segments of the market where we compete solely on price, we are cost competitive. Our ability to compete is dependent on our reputation with our customers, our past performance, and access to the appropriate GWAC contracts and ID/IQ contracts. In an effort to remain competitive and to ensure that we are well postured for future growth, we routinely reassess our corporate strategy, our organizational structure and operating model, our pricing, our focus markets and capabilities and our employee skills and certifications.
Backlog
Backlog represents the estimated amount of future revenue to be recognized under existing signed contracts and includes funded and unfunded orders. As of June 30, 2014, we expect to recognize approximately 28% of our backlog as revenue during the next twelve months. For additional discussion of backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
When working with U.S. government agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. The Federal Acquisition Regulation, or FAR, which mandates uniform policies and procedures for U.S. government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that may provide implementing language for acquisitions or that supplement the FAR, with which we must also comply.
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
Prime Contracts and Subcontracts
We were the prime contractor on contracts representing 91%, 90% and 91% of our total revenue for the fiscal years ended June 30, 2012, 2013 and 2014, respectively. When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex contracts or to more completely address a particular customer’s requirements. When we are the prime contractor on a contract, we are ultimately responsible for the overall contract as well as the performance of our subcontractors. Operating as a prime contractor generally positions us to establish better customer relationships, exert more control and influence over results, have clearer visibility into future opportunities, and typically earn higher profit margins on our labor. Serving as the prime contractor also subjects us to additional risks and responsibilities. See “Risk Factors” of this annual report on Form 10-K for further discussion.
Single Award Contracts
Under single award contracts with defined statements of work, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Single award federal government contracts accounted for approximately 28%, 34% and 38% of our total revenue for the fiscal years ended June 30, 2012, 2013 and 2014, respectively.
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
Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with multiple award contracts, these vehicles have been utilized frequently in the last decade and are held by many contractors. Agency-specific ID/IQs have become increasingly prevalent, particularly in the Defense Department. Access to the relevant vehicles is critical for contractors intending to do business with a specific agency. Task orders under multiple award contracts, including ID/IQs, BPAs and GSA schedule contracts, accounted for approximately 72%, 66% and 62% of our total revenue for the fiscal years ended June 30, 2012, 2013 and 2014, respectively.
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

Each of these contract types presents advantages and disadvantages. Cost-plus-fee contracts generally subject us to lower risk. However, not all costs are reimbursed under these types of contracts, and the government carefully reviews the costs we charge. In addition, negotiated base fees on cost-plus-fee contracts are generally lower than projected profits on fixed-price or time-and-materials contracts, consistent with our lower risk. Under time-and-materials contracts, we are also generally subject to lower risk compared to fixed-price contracts; however our profit may vary if actual labor hour costs vary significantly from the negotiated rates. Fixed-price contracts typically involve the highest risk and as a result have higher fee levels and offer us additional profits if we can complete the work for less than the contract amount. However, fixed-price contracts require that we absorb cost overruns, should they occur.
Contract profit margins are generally affected by the type of contract. An important part of growing our operating margin is to increase the amount of services delivered under fixed-price contracts, which present more risk to deliver, but may result in higher profit. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Combined	Successor
	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014

Cost-plus-fee	32%	30%	30%
Time-and-materials	36%	35%	36%
Fixed-price	32%	35%	34%

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
Revenue from services provided as a prime contractor or subcontractor on contracts with federal government customers accounts for approximately 97% of our revenue for the fiscal year ended June 30, 2014. In the federal government market customer relationships involve certain unique risks.

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

•
The failure by Congress to pass the annual budget on a timely basis may delay funding we expect to receive from customers on work we are already performing and may result in any new initiatives being delayed, and potentially canceled. Further, a failure to pass a budget or continuing resolution may result in a federal government shutdown such as the one that occurred in October 2013.

•
A delay by Congress to raise the amount of U.S. federal government debt. The amount of U.S. federal government debt is limited by statute, and this limit, referred to as the debt ceiling, can only be raised by an act of Congress. If Congress does not act timely to raise the debt ceiling when necessary, federal government spending would be subject to reduction, suspension or cancellation.

•
Automatic across-the-board spending cuts to civil and defense programs as a result of the sequester.  Although the Office of Management and Budget recently issued guidance on the implementation of the sequester, the impact the sequester will have on contractors supporting the U.S. federal government remains uncertain.  We are not able to predict the impact of budget cuts or automatic spending cuts related to the sequester and expect that reaction of federal agencies to budgetary constraints and related concerns will continue to place downward pressure on government spending levels that may reduce, delay or cancel funding for certain of our contracts and programs that may adversely impact our operations, financial results and growth prospects;

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

•
Federal government contracts generally allow the government to terminate a contract, with short or no prior notice, for convenience, as well as for default in the event we fail to meet contractual obligations. If a government customer terminates one of our contracts for convenience, we would generally be able to recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination for default could expose us to liability for the customer's costs of re-procurement, damage our reputation, and impair our ability to compete for future contracts.

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
We rely predominately on U.S. government contracts. As a consequence, our programs could be materially reduced, extended, or terminated as a result of, among other things, the implementation of sequestration; other budget cuts intended to avoid sequestration; and any future shutdown of U.S. government functions or any failure to raise the debt ceiling. The collateral effects of a failure to pass timely budgets or any failure to raise the debt ceiling could increase both the probability and the potential magnitude of the risks associated with our dependence on the U.S. government and materially reduce our expectations with respect to financial trends for fiscal years 2015-2017. Additional risks and other factors include:

•
Cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which have reduced and delayed and may further reduce or delay contract awards or funding for orders for services especially in the current political environment or otherwise, negatively affect our ability to generate revenue under contract awards, including as a result of reduced staffing and hours of operation at U.S. government customers;

•
Delayed funding of our contracts or delays in potential awards due to delays in the completion of the U.S. government's budgeting process, the effects of the last U.S. government shutdown and uncertainty relating to and a possible failure of Congressional efforts to craft a long-term agreement on the U.S. government’s budget and ability to incur indebtedness in excess of its budget and debt limit, respectively, and the use of continuing resolutions by the U.S. government to fund its operations or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts and program changes made in lieu of sequestration);

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

Security Threats: Our business could be negatively impacted by cybersecurity threats, attacks and other disruptions.
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
We are subject to laws, rules, and regulations relating to the collection, use, and security of user data and are subject to legislative and regulatory burdens that may require us to notify customers or employees of a data security breach. Persistent information infrastructure and cybersecurity threats require significant management attention and resources and may expose sensitive personally identifiable and other critical information of our customers, their employees or our own employees, and other parties with whom we conduct business and a loss or misuse of this information, could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber-attack could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers and may impede critical functions. Occurrence of any of these security threats could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results. Given the nature of our work for the federal government, SRA has been subject to attempted cybersecurity incidents during the reporting period, none of which have been successful or material.
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
If our solutions, services, products or other applications have defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	Experience a loss of revenues due to adverse customer reaction;

•	Be required to provide additional services to a customer at no charge or pay re-procurement costs;

•	Receive negative publicity that could damage our reputation and adversely affect our ability to attract or retain customers;

•	Suffer claims for substantial damages against us; and

•	Face material claims for damage to personal property and injuries including loss of life.

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
A system or service disruption, including those caused by ongoing efforts to improve our information technology systems and the delivery of services whether through us or through an outsourced service, if not anticipated and appropriately mitigated, could have a material adverse effect on our business. Customer system failures could damage our reputation and adversely affect our revenues and profitability. Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government information. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cybersecurity threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks.
Compliance with Laws and Regulations: Our failure to comply with complex laws and regulations could cause us to lose business and subject us to a variety of penalties.
We must comply with laws and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government customers and may impose added costs on our business. These laws and regulations are related to, for example, procurement integrity, disclosure of cost and pricing data, allowability of costs, national security, and employment practices. Failure to comply with any of these regulations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with the federal government. Among the most significant of these regulations are:

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

Our employees might engage in misconduct or other improper activities, which could harm our business. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. The precautions we take to prevent and detect employee misconduct may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.
Penalties and Sanctions from Government Audits: Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.
As a government contractor, we are subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA) and the Inspectors General for various agencies with which we contract in the ordinary course of business. These agencies review, among other things, a contractor’s performance under its contracts, cost structure, pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards, including U.S. government Cost Accounting Standards. They also review the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, cost accounting, labor, billing, compensation, labor category qualifications, other management information systems and indirect rates and pricing practices. A finding of significant control deficiencies in our system audits or other reviews may result in reduced billing rates to our U.S. government customers and withholding of payments on receivables until the control deficiencies are corrected and our remediation is accepted by DCMA, and could also impact the Company’s ability to receive future cost type contract awards.
Our indirect cost audits by the DCAA have not been completed for fiscal 2008 and subsequent fiscal years. Any costs found to be improperly charged or allocated to a government contract or not properly supported with sufficient documentation will not be reimbursed or must be refunded if already reimbursed. SRA maintains reserves based on historical experience for incurred cost audits pending completion. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, unilateral reductions of our fees, suspension of payments, fines and suspension or prohibition from doing business with U.S. government agencies.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2009 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2009 may remain subject to examination by tax authorities. The Internal Revenue Service, or IRS, is currently examining our income tax return for fiscal 2011.
The Company’s income tax returns are subject to audit in various jurisdictions and its fiscal 2011 U.S. federal income tax returns are currently under audit.
The Company’s income tax returns are subject to review and audit in the United States and other jurisdictions. The Company does not recognize the benefit of income tax positions it believes are more-likely-than-not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges the Company’s tax positions, its effective tax rate on its earnings could increase substantially and the Company’s earnings and cash flows from operations could be materially adversely affected.
The Company’s consolidated U.S. federal income tax return for the fiscal year ended June 30, 2011 is currently under audit by the IRS. The Company believes that its tax positions are appropriate and are prepared to vigorously defend any positions challenged. Nonetheless, if the IRS were to challenge the Company’s prior tax positions and the Company is unsuccessful in defending them, it may be required to pay taxes for prior periods, interest, fines or penalties, and/or be obligated to pay increased taxes in the future, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
We often rely significantly upon other companies, such as subcontractors or joint venture partners, to perform work we are obligated to deliver to our customers. Subcontractor costs represent approximately 33% of our total cost of services for fiscal 2014. If our subcontractors or joint venture partners fail to deliver their services or products on time, or violate government contracting policies, laws or regulations, our ability to complete our contracts may be adversely affected which may have a material and adverse impact on our revenue and profitability. If we are the prime contractor and our subcontractors fail to perform as agreed, we may be liable to our customers for penalties, lost profits and additional costs to satisfy our contractual obligations. If our joint venture partners fail in their obligations, the joint ventures may be unable to adequately perform and deliver the contracted services. We may then be required to make additional investments and provide additional services to ensure the performance and delivery of the contracted services. The penalties or payments for lost profits associated with our subcontractors or joint venture partners failing to perform may have a material and adverse effect on our profitability and could have a negative impact on our reputation and ability to procure other government contracts in the future.
Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if materials and subcontract revenues grow at a faster rate than labor-related revenues.
Our revenues are generated both from the efforts of our employees (labor-related revenues) and from the receipt of payments for the cost of materials and subcontracts we use in connection with performing our services (materials and subcontract revenues). Generally, our materials and subcontract revenues have lower profit margins than our labor-related revenues. If our materials and subcontract revenues grow at a faster rate than labor-related revenues, our overall profit margins may decrease and our profitability could be adversely affected.
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
As an advanced information technology and technical services company, our business is labor intensive, and, therefore, our ability to attract and retain highly qualified individuals who work well with our customers in a government environment is an important factor in determining our success. Some of our government contracts require us to employ individuals who have particular security clearances issued by the Department of Defense or other government agencies. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded contracts and to maintain and grow our business could be limited. We are operating in a tight labor market for cleared personnel and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer.
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
Goodwill and other intangible assets account for approximately 75% of our recorded total assets. Goodwill is allocated to each of our business groups and each group is evaluated separately for impairment annually as of April 1, or more frequently when evidence of potential impairment exists. Trade names are also tested for impairment annually as of April 1, or more frequently when evidence of potential impairment exists. The annual impairment tests are based on many inputs requiring judgment. Given the current industry conditions and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions used in our goodwill and trade names impairment analyses will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or profitability are not achieved, or we experience adverse changes in market factors such as discount rates or valuation multiplies derived from comparable publicly traded companies, we may be required to recognize goodwill or trade names impairment charges in future periods.

For a discussion of the impairment analysis for fiscal 2014 and 2013, refer to Note 3 of our June 30, 2014 consolidated financial statements included in this annual report on Form 10-K.
Risks Related to our Indebtedness
Our substantial indebtedness could adversely affect our financial health and operating flexibility.
We have a substantial amount of indebtedness. As of June 30, 2014, we had approximately $1,075.0 million of senior indebtedness comprised of $675.0 million on our senior secured Term Loan B Facility and $400.0 million of the Notes. In addition, we have available approximately $100.0 million of additional borrowing capacity under a five-year senior secured revolving credit facility, or the Revolver. Together the Revolver and the Term Loan B Facility are our “Senior Secured Credit Facilities.”
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Company leases its office facilities. At June 30, 2014, the Company had approximately 1.2 million square feet of floor space at approximately 49 separate locations, primarily in the U.S., with facilities located in 16 states and the District of Columbia.
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
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our outstanding common stock is privately held, and there is no established public trading market for our common stock. All of our issued and outstanding common stock is owned by Sterling Parent, which is wholly-owned by Sterling Holdco. As of August 8, 2014, there were five holders of record of common stock of Sterling Holdco.
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

	Predecessor				Successor
	Fiscal Year Ended June 30,		July 1, 2011		July 21, 2011	Fiscal Year Ended June 30,
	2010	2011	through July 20, 2011		through June 30, 2012	2013	2014
	(dollars in thousands)
Statement of Operations
Revenue	$1,614,532	$1,704,991	$99,308		$1,575,872	$1,507,722	$1,386,363
Operating costs and expenses:
Cost of services	1,224,768	1,283,878	78,550		1,191,256	1,140,014	1,060,407
Selling, general and administrative	223,385	242,976	13,721		215,369	198,338	181,937
Depreciation and amortization of Property and equipment	16,712	15,432	837		14,186	12,199	9,194
Amortization of intangible assets	7,418	8,551	442		91,551	88,147	72,711
Sale of Constella Futures Holding, LLC	1,889	—	—		—	—	—
Transaction costs (1)	—	8,373	68,069		699	—	—
Impairment of goodwill and other assets	—	—	—		—	345,753	—
Gain on the sale of a portion of the Health & Civil business	—	—	—		—	—	(1,564)
Total operating costs and expenses	1,474,172	1,559,210	161,619		1,513,061	1,784,451	1,322,685
Operating income (loss)	140,360	145,781	(62,311)		62,811	(276,729)	63,678
Interest expense	(1,202)	(859)	(19)		(101,715)	(100,777)	(104,191)
Interest income	1,838	741	13		85	43	65
Income (loss) from continuing operations before income taxes	140,996	145,663	(62,317)		(38,819)	(377,463)	(40,448)
Provision for (benefit from) income taxes	52,075	53,991	(18,462)		(14,768)	(60,169)	(16,286)
Income (loss) from continuing operations	$88,921	$91,672	$(43,855)		$(24,051)	$(317,294)	$(24,162)
Balance Sheet Data (as of period end):
Cash and cash equivalents	$98,113	$171,758	$213,545		$3,647	$5,050	$108,840
Working capital (2)	235,416	313,418	315,581		100,531	96,817	75,980
Total assets	944,750	1,133,448	1,179,063		2,088,306	1,626,953	1,576,056
Long-term debt	—	—	—		1,127,521	1,108,667	1,047,927
Total stockholders’ equity	771,563	861,043	846,039		475,848	161,169	140,648
Other Financial Data:
Net cash provided by (used in):
Operating activities (3)	$96,700	$176,575	$43,136		$54,215	$66,825	$145,653
Investing activities (3)	(1,182)	(115,848)	(1,876)		(1,736,302)	(45,422)	(1,863)
Financing activities(3)	(71,433)	12,821	505		1,472,380	(20,000)	(40,000)
Depreciation and amortization of Property and equipment	16,712	17,150	940		15,869	13,484	10,725
Amortization of intangible assets	7,418	8,551	442		91,551	88,147	72,711
Capital expenditures (3)	(13,366)	(19,493)	(1,876)		(10,741)	(11,791)	(7,355)
Other Operating Data:
Funded backlog (4)	$724,400	$778,900	N /A	(6)	$776,900	$704,100	$667,200
Unfunded backlog (4)	3,646,800	3,481,800	N /A	(6)	2,818,200	2,580,400	2,811,200
Total backlog (4)	$4,371,200	$4,260,700	N /A	(6)	$3,595,100	$3,284,500	$3,478,400
Days sales outstanding (5)	69	69	N /A	(6)	64	64	54

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

Overview
We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our customers by providing information technology, or IT, solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our IT service offerings include infrastructure services, software development, systems integration, cybersecurity, cloud computing, business intelligence, data analytics and mobile solutions. We also provide mission-specific domain expertise in areas such as intelligence analysis; energy and environmental consulting; enterprise logistics; and bioinformatics. We currently serve more than 200 federal government organizations, across National Security and Health & Civil markets, many of which we have served for over 20 years. Revenue from the federal government market represented 98%, 98% and 97% of our revenue for fiscal 2012, 2013 and 2014, respectively. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) were approximately $1.4 billion and $178.8 million for fiscal 2014, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section entitled “Items Affecting the Comparability of our Operating Results.”
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

Adjusted EBITDA presented in this section is a supplemental measure that is not required by, or presented in accordance with GAAP. This non-GAAP measure is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income, or any other performance measure derived in accordance with GAAP. In addition, our calculations of this non-GAAP measure may not be comparable to that of other companies. We believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of high-yield issuers, as well as management to assess operating performance.
Business Environment and Outlook
We generate approximately 97% of our revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. federal government. Accordingly, our business performance is affected by the overall level of federal spending. The government continues to face fiscal and economic challenges, which have created pressure to examine and reduce spending across all federal agencies in recent years.
From October 1 to October 16, 2013, the government was shut down without funding after Congress failed to enact fiscal year 2014 appropriations. Government functions deemed non-essential were discontinued, many federal employees were furloughed, and certain contracts received “Stop Work” orders temporarily halting their execution.  The shutdown reduced our December 2013 quarter revenue by approximately $12 million and Adjusted EBITDA by approximately $4 million.
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
The government shutdown dynamics in fiscal 2014 added to the combination of sequester spending cuts and overall budget uncertainty that have adversely affected our industry’s financial performance for the last few years. In certain market segments, federal procurement officials reduced or delayed contract awards, increasing competition and pricing pressure for new business opportunities. These factors have applied pressure to win rates and gross margins in our industry. The replacement of automatic sequester cuts with improved funding levels in fiscal 2014 should offset a portion of the budget uncertainty, but we anticipate that heightened competition and margin pressure will continue.
Despite these macro-level uncertainties, we expect the federal government to make continued investments in areas such as cybersecurity, operating efficiency, C4ISR, and health care system modernization, and to continue supporting homeland security and special-forces capabilities. Since fiscal 2011 we have streamlined our cost structure and focused our investments in these and other high-priority markets and technologies. We have increased our annual investments in business development, capture and proposal activities, while significantly reducing our overall selling, general and administrative expenses, or SG&A, through reductions in our indirect labor force, consolidation and reconfiguration of underutilized office space, and reduction of fringe benefits. In fiscal 2014, we created additional efficiencies by realigning our business into two groups and exiting several underutilized facilities. We also undertook an initiative to improve the profitability of our contract base in order to optimize business performance.
We continue to believe we are well positioned to gain market share and achieve long-term growth, and this belief was validated by our improved win rates and contract award volume in fiscal 2014. With less than two percent market share in federal IT and professional services, we feel unconstrained by new business opportunities and continue to invest in our capacity to address them.
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
Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. New contract awards or orders generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Ceiling increases are as a result of upward contract adjustments under existing contracts and increases in scope. “De-obligations and removals” refers to the removal from backlog of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the remaining contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

	Fiscal Year Ended June 30,
(in millions)	2013	2014
Beginning backlog	$3,595.1	$3,284.5
New contract awards	1,036.9	1,560.8
Ceiling increases	521.5	522.6
Total contract awards	1,558.4	2,083.4
De-obligations and removals	(416.8)	(478.2)
Net orders	1,141.6	1,605.2
Acquired/Divested backlog	55.5	(24.9)
Revenue recognized	(1,507.7)	(1,386.4)
Ending backlog	$3,284.5	$3,478.4

Funded	704.1	667.2
Unfunded	2,580.4	2,811.2
Total Backlog	$3,284.5	$3,478.4
A key measure of our business growth is the ratio of gross contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using gross contract orders, was 1.0:1 and 1.5:1 in fiscal 2013 and 2014, respectively. As a result of the increased volume of contract awards in fiscal 2014, our total backlog grew by 6% from $3.3 billion as of June 30, 2013 to $3.5 billion as of June 30, 2014.
With well over $100 billion of annual spending on federal information technology and professional services, our addressable market continues to support a large pipeline of new business opportunities. The total value of proposals we submitted in fiscal 2014 was $4.4 billion. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for indefinite delivery/indefinite quantity, or IDIQ, contracts, or bids submitted as a subcontractor. As a result of this activity, we had approximately $1.8 billion of funded proposals awaiting award decision at June 30, 2014.
Our total backlog as of June 30, 2014 includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2021. Congress often appropriates funds for our customers on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. The U.S. government may cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.
As of June 30, 2014, we expect to recognize approximately 28% of our backlog as revenue within the next twelve months.
Contract Mix
When contracting with our customers, we enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

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
The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Combined	Successor
	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
Cost-plus-fee	32%	30%	30%
Time-and-materials	36%	35%	36%
Fixed-price (a)	32%	35%	34%
(a) Includes approximately 4% of revenue earned on fixed-price-level-of-effort contracts for fiscal 2012 and 2013 and 3% of revenue earned on fixed-price-level-of-effort contracts for fiscal 2014.
Labor Utilization
Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time. As of June 30, 2014, we had approximately 5,200 employees. Direct labor utilization was 79.3%, 80.1% and 81.5% for fiscal 2012, 2013 and 2014, respectively. In assessing labor utilization, management focuses on maintaining a high utilization rate to maximize profitability while ensuring time and resources are also spent strategically growing and managing the business. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.
Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. From time to time we may offer discounts to our customers for early payment. We also utilize an accounts receivable factoring facility to accelerate cash flow and lower our DSO. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 54 as of June 30, 2014 and 64 days as of June 30, 2013.
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
Revenue Recognition
Although revenue on most of our contracts is recognized based on objective criteria, revenue on some of our fixed-price contracts is recognized using the percentage-of-completion method of contract accounting which requires significant estimates that may change over time. Fixed price contracts using the percentage-of-completion method were approximately 24% of our revenue in fiscal 2014. The percentage-of-completion method requires estimates of total contract costs, profit and ongoing estimates of progress towards completion. To estimate total contract cost, we must make assumptions related to the outcome of future events for periods which may extend several years. These assumptions include future labor productivity and availability, and the nature and complexity of the work to be performed. We estimate profit as the difference between total contract revenue and total estimated contract cost, and recognize profit over the life of the contract. Unless we determine that there is a more suitable objective measure, we estimate progress towards completion based on costs expended to date in relation to total estimated costs expected upon completion of the contract.
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
In certain situations, we recognize revenue associated with work performed prior to the completion and signing of contract documents when persuasive evidence of an arrangement exists. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. This revenue is recognized only when it can be reliably estimated and realization is probable. We typically only perform work prior to the completion and signing of contract documents when a relationship with the customer already exists and we base our estimates on previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. As of June 30, 2014, we had approximately $5.2 million of accounts receivable related to revenue recognized on work performed prior to completion or signing of contract documents. We have not historically recognized significant losses related to work performed prior to signing a contract.
Accounting for Acquisitions
The purchase price that we pay to acquire a business is allocated to the net assets acquired based on the estimated fair value of those net assets. The excess of the purchase price over the estimated fair value of the net tangible and separately identified intangible assets acquired represents goodwill. We typically retain an independent third party valuation firm to assist us in our determination of the fair value of goodwill and the fair values and useful lives of identified intangible assets. The fair value determinations required in a purchase price allocation involve significant estimates and management judgments including estimates of future operating results and cash flows. Different estimates and assumptions could result in materially different values assigned to acquired net assets, including identified intangible assets and goodwill.
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
Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. We test goodwill for impairment annually during the fourth quarter as of April 1, and between annual tests if events or changes in circumstances indicate the carrying value may not be recoverable. Such events could include, but are not limited to, loss of a key contract, significant underperformance relative to plan or long-term projections, or similar events. The goodwill impairment assessment is separately performed for each of our two reporting units, National Security and Health & Civil. The impairment model prescribes a two-step method for determining goodwill impairment. The first step compares the reporting unit’s estimated fair value to its carrying value. We utilize a discounted cash flow analysis as well as comparative market multiples to determine the fair value of our reporting units. If the carrying value exceeds the estimated fair value, a potential impairment is indicated and we must complete the second step of the impairment test. The second step allocates the fair value of the reporting unit determined in step one to the tangible and intangible assets and liabilities to derive an implied fair value for the reporting unit’s goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment charge is recorded to reduce the carrying value of the goodwill to the implied fair value.
Intangible assets with finite lives are only evaluated for impairment when events or circumstances indicate that the carrying amount of long-lived assets and intangible assets may not be fully recoverable. We determine whether the carrying value of the long-lived asset is recoverable by comparing the asset’s carrying value to its future undiscounted net cash flows, without interest charges. If impairment is indicated as a result of this review, we recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, which is measured using estimated discounted future cash flows.
As of April 1, 2014, we evaluated the goodwill of each of our reporting units for impairment. There was no indication of impairment in the National Security reporting unit or the Health & Civil reporting unit as the fair values were more than 20% higher than the carrying values for each reporting unit. Additionally, the estimated fair value of the trade names exceeded their carrying value. Based on these analyses, we concluded that the goodwill and trade names were not impaired in fiscal 2014. The fair value of the reporting units was higher than the carrying value as a result of higher industry valuation multiples, an increase in backlog and higher profit margins.
As of April 1, 2013, we evaluated trade names for impairment. We recognized a trade name impairment charge of $51.9 million in fiscal 2013 for the amount of book value in excess of fair value.
As of April 1, 2013, we also evaluated goodwill assigned to our previous four reporting units, which were later consolidated into two reporting units in fiscal 2014, utilizing a discounted cash flow analysis as well as comparative market multiples to determine the fair value of our reporting units. The carrying values of Civil, Defense and IHL reporting units exceeded their respective fair values, indicating a potential impairment. There was no indication of impairment in the Health reporting unit as its fair value was higher than carrying value. We performed the second step of the goodwill impairment analysis to measure the amount of the impairment charge in our Civil, Defense and IHL reporting units. Based on the results of the step two analysis, we recorded a $293.9 million goodwill impairment charge in fiscal 2013.
As a result of the goodwill impairment in fiscal 2013, we assessed the value of future undiscounted net cash flows related to the identified intangible assets with finite lives, without interest charges. We concluded that the carrying amount of the assets did not exceed the future undiscounted net cash flows, and therefore the identified intangible assets were not impaired. In fiscal 2014, there was no triggering event to assess whether identified intangible assets were impaired.
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

These impairment charges and our reporting units are discussed in Note 3 of our June 30, 2014 consolidated financial statements included in this annual report on Form 10-K.
Accounting for Stock-Based Compensation
Compensation costs related to our stock-based compensation plans are recognized based on the grant-date fair value of the options and restricted stock granted. In calculating the compensation expense for options granted, we utilize the Black-Scholes-Merton option-pricing model to value the service options and the Monte Carlo or binomial lattice model to value the performance options. Both models are widely accepted methods to calculate the fair value of stock options; however, the results are dependent on the inputs, two of which, expected term and expected volatility, are dependent on management’s judgment.
For the performance options, the expected term is estimated based on management's expected timing of a liquidity event or sale of the Company. The expected volatility is based upon the combination of the historical volatility of comparable, publicly traded companies' stock prices and the implied volatility of comparable, publicly traded companies' share prices determined from publicly trade call options.
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
Revenue
Most of our revenue is generated based on services provided either by our employees or subcontractors. The revenue we earn also includes third-party hardware and software that we purchase and integrate when requested by the customer as a part of the solutions that we provide. To a lesser degree, we have developed, licensed and sold software and hardware products to customers. Software licensing and related activity revenue was less than 1% of our annual revenue for each of the last three fiscal years.
Cost of Services
Cost of services includes the direct costs to provide our services and business solutions to customers. The most significant of these costs are the salaries and wages plus associated fringe benefits and facility-related costs of our employees directly serving customers. Cost of services also includes the costs of subcontractors and outside consultants, third-party materials such as hardware or software that we purchase and provide to the customer as part of an integrated solution, and any other direct costs such as travel expenses incurred to support contract efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, include the salaries and wages plus associated fringe benefits, stock-based compensation and facility-related costs of our employees not performing work directly for customers. Among the functions covered by these costs are business development, information technology services, finance and accounting, growth, contracts, legal, executive management, facilities, human resources and recruiting. Underutilized labor is also included in selling, general and administrative expenses.
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
Transaction Costs
Transaction costs include legal, accounting and other expenses, including accelerated stock compensation expense in fiscal 2012, incurred in connection with our acquisition by the PEP Funds.
Impairment of Goodwill and Other Assets
Impairment of goodwill and other assets includes the impairment charges recorded in fiscal 2013 to reduce the carrying value of goodwill and trade names to fair value.
Gain on the sale of a portion of the Health & Civil business
Gain on the sale of a portion of the Health & Civil business includes the gain recognized on the sale of six contracts from the Health & Civil group during fiscal 2014.

Summary of Financial Results

	Predecessor	Successor	Combined	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
Revenue	$99,308	$1,575,872	$1,675,180	$1,507,722	$1,386,363
Operating costs and expenses:
Cost of services	78,550	1,191,256	1,269,806	1,140,014	1,060,407
Selling, general and administrative	13,721	215,369	229,090	198,338	181,937
Depreciation and amortization of property and equipment	837	14,186	15,023	12,199	9,194
Amortization of intangible assets	442	91,551	91,993	88,147	72,711
Transaction costs	68,069	699	68,768	—	—
Impairment of goodwill and other assets	—	—	—	345,753	—
Gain on the sale of a portion of the Health & Civil business	—	—	—	—	(1,564)
Total operating costs and expenses	161,619	1,513,061	1,674,680	1,784,451	1,322,685
Operating (loss) income	(62,311)	62,811	500	(276,729)	63,678
Interest expense	(19)	(101,715)	(101,734)	(100,777)	(104,191)
Interest income	13	85	98	43	65
Loss from continuing operations before income taxes	(62,317)	(38,819)	(101,136)	(377,463)	(40,448)
Benefit from income taxes	(18,462)	(14,768)	(33,230)	(60,169)	(16,286)
Loss from continuing operations	(43,855)	(24,051)	(67,906)	(317,294)	(24,162)
Loss from discontinued operations, net of tax	(1,126)	(4,893)	(6,019)	—	—
Net loss	$(44,981)	$(28,944)	$(73,925)	$(317,294)	$(24,162)

	Predecessor	Successor	Combined	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
Net cash provided by operating activities (1)	$43,136	$54,215	$97,351	$66,825	$145,653
Net cash used in investing activities (1)	(1,876)	(1,736,302)	(1,738,178)	(45,422)	(1,863)
Net cash provided by (used in) financing activities (1)	505	1,472,380	1,472,885	(20,000)	(40,000)
Effect of exchange rate changes on cash and cash equivalents (1)	22	(191)	(169)	—	—
Net increase (decrease) in cash and cash equivalents	$41,787	$(209,898)	$(168,111)	$1,403	$103,790
(1) Includes results of discontinued operations in fiscal 2011 and 2012.
Items Affecting the Comparability of Our Operating Results
We define Adjusted EBITDA as GAAP net loss plus (i) provision for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items that do not relate directly to our ongoing operations or which are non-cash in nature. Adjusted EBITDA, or Consolidated EBITDA as is defined in the credit agreement, as presented in the table below is used to determine our compliance with certain covenants contained in our credit agreement. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period-to-period changes in taxes and interest expense, among other things.
Adjusted EBITDA decreased in fiscal 2014 and 2013 compared to fiscal 2013 and 2012, respectively, due primarily to a decline in direct labor services caused by the federal budget pressures and increasingly competitive market environment. Adjusted EBTIDA margin for fiscal 2012, 2013 and 2014, excluding the impact of any acquisitions, was 12.1%, 12.6% and 12.9%, respectively. Additionally, Adjusted EBTIDA for fiscal 2014 was negatively impacted by the shutdown in October 2013 by approximately $4 million.

	Combined	Successor
	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
Loss from continuing operations	$(67,906)	$(317,294)	$(24,162)
Benefit from income taxes	(33,230)	(60,169)	(16,286)
Interest expense, net	101,636	100,734	104,126
Depreciation and amortization of property and equipment	16,809	13,484	10,725
Amortization of intangible assets	91,993	88,147	72,711
Stock compensation	2,402	2,836	3,346
Severance	4,859	1,723	1,479
Facility exit charge	4,417	3,811	12,810
Other, net	10,986	6,353	4,007
Transaction costs	68,768	—	—
Impairment of goodwill and other assets	—	345,753	—
Gain on the sale of a portion of the Health & Civil business	—	—	(1,564)
Subtotal - Adjusted EBITDA before certain items	200,734	185,378	167,192
EBITDA impact of acquisitions	—	4,139	—
EBITDA impact of cost savings	2,459	4,334	11,607
Adjusted EBITDA	$203,193	$193,851	$178,799
The following items affect the comparability of our net loss period-over-period, and therefore, have been adjusted in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans . The charges are included in SG&A expenses in the consolidated statement of operations.

•	Severance charges incurred to primarily reduce our indirect labor force. The gross charges are included in SG&A expenses in the consolidated statement of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A expenses in the consolidated statement of operations.

•	Certain other items including the following:

	Combined	Successor
	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
Signing and retention bonuses of certain executive officers	$7,695	$1,141	$100
PEP management fees	1,658	1,751	1,750
Merger and acquisition costs	405	2,214	887
Other	1,228	1,247	1,270
Other, net	$10,986	$6,353	$4,007

•	Transaction costs for accelerated stock compensation expense, accounting, investment banking, legal, severance, and other services related to the Transaction.

•	Impairment of goodwill and trade names as a result of the annual impairment analysis for fiscal 2013.

•	Gain on the sale of a portion of our Health & Civil business in the first quarter of fiscal 2014.

•
The acquisitions of MorganFranklin Corporation's National Security Solutions division, or NSS in December 2012. In calculating Adjusted EBITDA, we add the estimated EBITDA impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded. There was no EBITDA impact for the divestitures of Era and GCD as they were reported in discontinued operations.

•
As defined in our credit agreement, cost savings represents the EBITDA impact of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, for the periods presented, the cost savings adjustment represents the estimated EBITDA impact of actions taken to exit underutilized space in certain of our leased facilities, the run-rate cost savings associated with indirect labor reductions and savings associated with certain fringe benefit changes.

The impact of these items on our net loss is shown in the table above. We present Adjusted EBITDA as an additional measure of our core business performance period over period. Adjustments to net loss result in a non-GAAP measure; however, we believe adjustment of the items above is useful as they are considered outside the normal course of our operations and obscure the comparability of performance period-over-period.
Results of Operations
Revenue
Revenue decreased 8.0% to $1,386.4 million in fiscal 2014 from $1,507.7 million in fiscal 2013. The decline in revenue was due, in part, to lower materials and other reimbursable costs, which decreased approximately $22.8 million, with the remainder of the decrease due to a decline in labor services, the ending of the our largest contract with the Federal Deposit Insurance Corporation, or FDIC, and the federal government shutdown. The decline in labor services was primarily due to the competitive market environment and the continued delay of contract awards. The FDIC contract ended during our fiscal 2014 and contributed to the decrease in revenue by $36 million. Revenue for the fiscal 2014 was negatively impacted by the government shutdown in October 2013 by approximately $12 million.
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

Operating Costs and Expenses
Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Combined	Successor
	Fiscal Year Ended	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	June 30, 2012	2013	% Change	2014	% Change
Cost of services	$1,269,806	$1,140,014	(10.2)%	$1,060,407	(7.0)%
Selling, general and administrative	229,090	198,338	(13.4)%	181,937	(8.3)%
Depreciation and amortization of property and equipment	15,023	12,199	(18.8)%	9,194	(24.6)%
Amortization of intangible assets	91,993	88,147	(4.2)%	72,711	(17.5)%
Transaction costs	68,768	—	NMF	—	NMF
Impairment of goodwill and other assets	—	345,753	NMF	—	NMF
Gain on the sale of a portion of the Health & Civil business	—	—	NMF	(1,564)	NMF

	(as a percentage of revenue)

Cost of services	75.8%	75.6%		76.5%
Selling, general and administrative	13.7%	13.2%		13.1%
Depreciation and amortization of property and equipment	0.9%	0.8%		0.7%
Amortization of intangible assets	5.5%	5.8%		5.2%
Transaction costs	4.1%	—%		—%
Impairment of goodwill and other assets	—%	22.9%		—%
Gain on the sale of a portion of the Health & Civil business	—%	—%		(0.1)%
NMF = Not meaningful
Cost of services consisted of the following for the periods presented (dollars in thousands):

	Combined		Successor
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2012	% of total	2013	% of total	2014	% of total
Direct labor and related overhead	$621,885	49.0%	$570,995	50.1%	$530,705	50.0%
Subcontractor labor	377,657	29.7%	362,955	31.8%	346,402	32.7%
Materials and other reimbursable costs	270,264	21.3%	206,064	18.1%	183,300	17.3%
Total cost of services	$1,269,806		$1,140,014		$1,060,407

Cost of services decreased since fiscal 2012 due to lower business volume resulting from federal budget pressures, contract award delays and the government shutdown. As a percentage of revenue, cost of services increased in fiscal 2014 compared to fiscal 2013 partially attributable to the loss of revenue due to the shutdown of the U.S. federal government in October 2013, which reduced labor services costs and revenue but did not reduce the fixed portions of overhead costs.  The increase was also driven by ongoing heightened competition and pricing pressures, both for new business opportunities and re-competes of our existing programs. As a percentage of revenue, cost of services decreased in fiscal 2013 compared to fiscal 2012 due to lower materials and other reimbursable costs. Excluding materials and other reimbursable costs, cost of services as a percentage of revenue in fiscal 2013 increased due to reduced margins on direct and subcontracted labor services.

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
SG&A expenses decreased $16.4 million in fiscal 2014 compared to fiscal 2013 and $30.8 million in fiscal 2013 compared to fiscal 2012. Excluding the impact of the facility exit charges, stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other costs, which are all discussed in greater detail in the section titled “Items Affecting the Comparability of Our Operating Results,” SG&A expenses decreased approximately $23 million in fiscal 2014 compared to fiscal 2013 and approximately $22 million in fiscal 2013 compared to fiscal 2012. The decrease is primarily a result of actions taken to align our indirect costs with our volume of business and maintain competitive cost position. Additionally, the impact of the federal government shutdown in October 2013 reduced SG&A costs during fiscal 2014 by approximately $1 million and fiscal 2013 SG&A expenses benefited from lower incentive compensation expense and changes to our leave policy.
Depreciation and amortization of property and equipment decreased since fiscal 2012 as certain enterprise software applications became fully amortized at the end of fiscal 2012.
Amortization of intangible assets decreased in fiscal 2014 as compared to fiscal 2013 and fiscal 2013 as compared to fiscal 2012 as amortization is recorded on an accelerated basis based on the expected benefits of the assets. For further discussion of the intangible assets, see Note 3 to our consolidated financial statements as of and for the fiscal year ended June 30, 2014 included in this annual report on Form 10-K.
Transaction costs were $68.8 million in fiscal 2012 and consisted of accounting, investment banking, legal, acceleration of stock compensation and other costs incurred in connection with our acquisition by the PEP Funds.
The Company recorded a goodwill and trade names impairment charge of $345.8 million in fiscal 2013 as a result of the annual impairment analysis. For a discussion of the analysis, see Note 3 to our consolidated financial statements as of and for the fiscal year ended June 30, 2014 included in this annual report on Form 10-K.
The Company recorded a gain on the sale of a portion of the Health & Civil business of $1.6 million recognized on the sale of six contracts from the Health & Civil group during fiscal 2014. For details, see Note 2 to our consolidated financial statements as of and for the fiscal year ended June 30, 2014 included in this annual report on Form 10-K.
Interest

	Combined	Successor
	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014

Interest expense	$(101,734)	$(100,777)	$(104,191)
Interest income	98	43	65
Interest, net	$(101,636)	$(100,734)	$(104,126)
Interest expense increased in fiscal 2014 by $3.4 million compared to fiscal 2013 due to an increase of the fixed rates on our interest rate swaps. Interest expense decreased in fiscal 2013 by $1.0 million compared to fiscal 2012 due to lower outstanding debt as a result of the Term Loan B Facility payments. Interest expense for fiscal 2014 and 2013 includes amortization of original issue discount and debt issuance costs of $7.8 million and $7.1 million, respectively. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of June 30, 2014, we had fixed the interest rate on all but $110.0 million of our outstanding total debt.
Income Taxes
Our fiscal 2014 effective tax rate was a benefit of 40.3%, which is higher than the statutory income tax rate primarily due to federal tax credits. We expect our effective tax rate for future periods to be approximately 40%.
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
Liquidity and Capital Resources
Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of June 30, 2014 was $76.0 million compared to $96.8 million as of June 30, 2013. As of June 30, 2014, our total unrestricted cash was $108.8 million and our total outstanding debt was $1.1 billion, excluding unamortized discount.

	Combined	Successor
	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014

Net cash provided by operating activities before changes in working capital (1)	$19,447	$79,411	$49,926
Net cash provided by (used in) changes in working capital (1)	77,904	(12,586)	95,727
Net cash provided by operating activities (1)	97,351	66,825	145,653
Net cash used in investing activities (1)	(1,738,178)	(45,422)	(1,863)
Net cash provided by (used in) financing activities (1)	1,472,885	(20,000)	(40,000)
Effect of exchange rate changes on cash and cash equivalents (1)	(169)	—	—
Net (decrease) increase in cash and cash equivalents	$(168,111)	$1,403	$103,790
(1) Includes results of discontinued operations in fiscal 2012.
Cash Flow
Accounts receivable represent our largest working capital requirement. We bill the majority of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and the timing of vendor, interest and tax payments.
Net cash provided by operating activities was $97.4 million, $66.8 million and $145.7 million in fiscal 2012, 2013 and 2014, respectively. In fiscal 2014, the increase in cash provided by operating activities was due to higher cash from the billing and collections of our accounts receivable in addition to lower payments of accrued payroll and employee benefits and interest. In fiscal 2013, the decrease in cash provided by operating activities was due to timing of vendor payments and lower income tax refunds partially offset by improvements in billing and collections of our accounts receivable.
Net cash used in investing activities was $1.7 billion, $45.4 million and $1.9 million in fiscal 2012, 2013 and 2014, respectively. Acquisitions of businesses and capital expenditures were the primary uses of cash in investing activities for each of the three years. In fiscal 2014, cash used in investing activities was $7.4 million for capital expenditures partially offset by proceeds from the sale of a portion of the Health & Civil business of $5.5 million. In fiscal 2013, cash used in investing activities to acquire the assets of NSS was $33.6 million and $11.8 million for capital expenditures. In fiscal 2012, net cash used in investing activities in connection with the Transaction was $1.7 billion, partially offset by proceeds from the sale of Era.
Net cash provided by financing activities was $1.5 billion in fiscal 2012. Net cash used in financing activities was $20.0 million and $40.0 million in fiscal 2013 and 2014, respectively, which relates to repayments on our Term Loan B Facility. The net cash provided by financing activities in fiscal 2012 relates to the Transaction including $1.3 billion of debt incurred and $394.0 million of equity contributions by the PEP Funds.
Indebtedness
In connection with the Transaction, we entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, due July 2018, and a $100 million senior secured revolving credit facility, or the Revolver, due July 2016, and together with the Term Loan B Facility, the Senior Secured Credit Facilities. Additionally, we issued $400 million aggregate principal amount of senior notes, or Notes, due October 1, 2019.
Our Term Loan B Facility requires annual payments of up to 75% of excess cash flow, or ECF (as defined in the credit agreement), with a reduction to 50% based upon achievement of a net senior secured leverage ratio, or NSSLR, of less than 3.5x, 25% if less than 2.75x and zero if less than 2.0x. Any required ECF payments are due on October 15 each year.
We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of June 30, 2014, we had no outstanding letters of credit or borrowings under our Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The required ratio decreases over time from less than or equal to 5.0x as of June 30, 2014 to less than or equal to 4.5x as of June 30, 2016. As of June 30, 2014, our net senior secured leverage ratio was 3.2x. We were in compliance with all of our covenants as of June 30, 2014.
We repaid $140.0 million of our Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied our required ECF principal payments for fiscal 2012. We repaid $20.0 million of our Term Loan B Facility in fiscal 2013, which satisfied our required ECF principal payments for fiscal 2013. The fiscal 2014 ECF requirement is $62.0 million, of which we repaid $40.0 million during fiscal 2014. The remaining $22.0 million is due October 15, 2014 and is included in current liabilities on the consolidated balance sheet.
The $400.0 million of Notes bear interest at a rate of 11% per annum and mature on October 1, 2019. Interest on the Notes is payable semi-annually. The Notes are redeemable in whole or in part, at our option, at varying redemption prices that generally include premiums. In addition, until October 1, 2014, we may, at our option, redeem up to 35% of the then outstanding aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 111% of the aggregate principal amount thereof.
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
Accounts Receivable Factoring
During fiscal 2014, we entered into an accounts receivable purchase agreement under which we sell certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from our consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $50 million at any time. For fiscal 2014, we sold approximately $142.2 million of receivables and recognized a related loss of $0.4 million in selling, general and administrative expenses. As of June 30, 2014, the balance of the sold receivables was approximately $25.4 million, and the related deferred price was approximately $2.5 million. The factoring agreement resulted in accelerated cash flow to the Company.

Off-Balance Sheet Arrangements
As of June 30, 2014, other than operating leases, which are included in the Contractual Obligations table below, we had no material off-balance sheet arrangements, including no retained or contingent interests in assets transferred to unconsolidated entities; no derivative instruments indexed to our stock and classified in stockholder’s equity on the consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We no longer utilize forward contracts to offset foreign currency exchange rate risk as our foreign operations, Era and GCD, were sold in fiscal 2012. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.
For further discussion of our derivative instruments and hedging activities see Item 7A below and Note 9 to our consolidated financial statements as of and for the fiscal year ended June 30, 2014 included in this annual report on Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2014 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)

Notes	$400,000	$—	$—	$—	$400,000
Term Loan B Facility (a)	675,000	22,000	50,000	603,000	—
Interest on debt	420,925	88,212	170,453	140,260	22,000
Operating lease obligations (b)	224,312	28,944	46,240	32,740	116,388
Total contractual obligations	$1,720,237	$139,156	$266,693	$776,000	$538,388

(a)
Includes the required excess cash flow payments that are due under our credit agreement on October 15 each year. This does not include voluntary prepayments of borrowings that we may expect to make as such voluntary prepayments are not required under the credit agreement.

(b)	Includes approximately $15.7 million of future cash payments related to the underutilized space that we exited during fiscal 2012, 2013 and 2014.
In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 10 of our June 30, 2014 consolidated financial statements included in this annual report on Form 10-K for additional information regarding taxes and related matters.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013, or our fiscal 2015. The adoption of this ASU is not expected to have an impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our fiscal 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in Part I of this annual report on Form 10-K.
Interest Rate Risk
Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016. As of June 30, 2014, we had fixed the interest rate on $565.0 million of our outstanding Term Loan B Facility. The interest rate on the remaining $110.0 million of our outstanding Term Loan B Facility was variable. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.23% at June 30, 2014. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.1 million based on the unhedged portion of our senior secured credit facilities outstanding as of June 30, 2014.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of SRA International, Inc. and subsidiaries are included in this annual report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS & PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this annual report on Form 10-K, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fourth quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth certain information concerning our executive officers and the board of directors. The age of each individual is as of August 8, 2014.

Name	Position	Age
William L. Ballhaus	President, Chief Executive Officer, Director	47
David F. Keffer	Vice President and Acting Chief Financial Officer	36
Clyde T. Nixon	Executive Vice President - Growth	60
Paul Nedzbala	Executive Vice President - Health & Civil Group	50
Timothy J. Atkin	Executive Vice President and Chief Administrative Officer	51
Ernst Volgenau	Chairman of Board of Directors	80
Charles E. Gottdiener	Director	49
Christopher C. Ragona	Director	42

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
David F. Keffer was named our acting chief financial officer in May 2014 and is also a vice president and our Corporate Controller. Mr. Keffer joined the company's Financial Planning & Analysis team in 2003. He served as Director of Investor Relations and Vice President from 2006 to 2009 before gaining experience as a Strategic Acquisition Executive in SRA's Corporate Growth organization. From 2011 to 2013, he was the CFO of SRA’s National Security Sector. Mr. Keffer began his career at Navigant Consulting and Maden Tech Consulting.
Clyde T. Nixon was named our executive vice president of growth in December 2013. Prior to his current role, Mr. Nixon served as vice president of the Health Group's Growth organization where he was responsible for expanding SRA's footprint in the federal health market. Prior to joining SRA in 2012, Mr. Nixon served as vice president of Marketing and Business Development for SAIC's Defense Solutions Group. He also held several operations positions, including senior vice president and general manager of the Technology Systems Division of BTG.
Paul Nedzbala is executive vice president of our Health & Civil Group. Previously, Mr. Nedzbala was the senior vice president of our Civil group from June 2013 to December 2013 and prior to that was the senior vice president for the Health Group from July 2012 to June 2013. Mr. Nedzbala held multiple leadership roles in both SRA’s former Health & Civil Government Groups, where he was responsible for generating significant growth in these markets. He joined SRA as part of SRA’s acquisition of Constella Group, LLC, in 2007 where he had served as Chief Operating Officer for the Constella Health Sciences business unit, providing solutions in support of U.S. domestic health agencies. Prior to Constella, Mr. Nedzbala served in various leadership roles with United Information Systems (UIS), including Vice President of IT Services. He also served as Program Manager for the Washington Consulting Group, where he led a team of software engineers in supporting IT initiatives for the National Institutes of Health.
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
Charles E. Gottdiener has been a director of the Company since February 2013 and is the Chief Operating Officer and a managing director of Providence, based in its New York office. Mr. Gottdiener is currently a director of Altegrity, Blackboard, Survey Sampling International and Virtual Radiologic. Prior to joining Providence in 2010, Mr. Gottdiener spent seven years at Dun & Bradstreet, where he served in a number of strategy and operating roles, including as president of the global risk, analytics and internet solutions business unit. Mr. Gottdiener received a Master of Business Administration from the Wharton School of the University of Pennsylvania and a Bachelor of Arts from Grinnell College.

Item 11.	EXECUTIVE COMPENSATION
On March 31, 2011, we entered into an Agreement and Plan of Merger with affiliates of Providence Equity Partners L.L.C., or Providence, and on July 20, 2011 we became an indirect wholly-owned subsidiary of Sterling Holdco Inc., or Sterling Holdco, which is controlled by the PEP Funds, which we refer to as the Transaction. The PEP Funds refer collectively to Providence Equity Partners VI LP, or PEP Fund VI, and Providence Equity Partners VI-A LP, or PEP Fund VI-A, each an affiliate of Providence. As a result of the transaction, we are highly leveraged and our equity is not publicly traded. All information presented is for the fiscal year ended June 30, 2014, or fiscal 2014.
DIRECTOR COMPENSATION
Fiscal 2014 Director Compensation
Directors of the Board were not compensated for their services in fiscal 2014. However, in accordance with the Transaction, Providence provides SRA with advisory, consulting, and other services for which SRA pays Providence an annual management fee. In addition to the management fee, SRA is responsible for expenses incurred by Providence in connection with its performance of oversight services. We incurred $1.8 million in management fees and expenses for fiscal 2014.
The compensation for Dr. Ballhaus is fully reflected in the Summary Compensation Table included in this annual report on Form 10-K, and that compensation is solely related to his services as our principal executive officer, or CEO; he does not receive any additional compensation for his service as a director.
COMPENSATION DISCUSSION AND ANALYSIS
Introduction and Overview
This Compensation Discussion and Analysis, or CD&A, describes our compensation philosophy and policies and discusses the Compensation and Personnel Committee’s role in establishing the compensation of our executive officers and oversight of our compensation programs during fiscal 2014. Comprehensive information is provided about the fiscal 2014 compensation for our CEO, principal financial officer, or CFO, and our five other most highly compensated executive officers for fiscal 2014, or collectively, our named executive officers. Our named executive officers for fiscal 2014 were:
William L. Ballhaus (our CEO);
David F. Keffer (our acting CFO);
Clyde T. Nixon;
Paul Nedzbala;
Timothy J. Atkin;
Richard L. Nadeau (resigned effective as of May 29, 2014); and
Max N. Hall (resigned effective as of November 29, 2013).
Compensation Philosophy and Overall Approach to Executive Compensation
Our Board of Directors consists of Ernst Volgenau, Christopher C. Ragona, William L. Ballhaus and Charles E. Gottdiener.
The goal of our compensation program is to compensate our executives commensurate with individual and company performance. During fiscal 2014, the specific objectives of our executive compensation program were as follows:

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
To achieve these objectives, the Board evaluated our executive compensation program with the goal of setting target compensation at levels the Board believes to be competitive. Our executive compensation program during fiscal 2014 tied a substantial portion of each executive’s overall compensation to Company strategic, financial, and operational goals such as Adjusted EBITDA, defined as GAAP net loss plus (i) provision for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items that do not relate directly to our ongoing operations or which are non-cash in nature and net business orders, in addition to individual goals.
A Stock Incentive Plan and a Restricted Stock Plan have been established by our indirect parent, Sterling Holdco Inc. to provide long-term incentives for our executives and key employees; a merit-based cash incentive plan also exists.
In attracting and retaining our named executive officers, we compete with many other firms in the information technology, consulting, and defense industries. To keep abreast of changing compensation packages of our competitors, prior to making compensation decisions for fiscal 2014 for our executive officers, we assessed various compensation data using nationally recognized compensation surveys and a peer group analysis.
Components of our Executive Compensation Program
During fiscal 2014, the primary elements of our executive compensation program were:

•	base salary;

•	cash incentives;

•	equity in the form of stock options and/or restricted stock awards;

•	insurance, 401(k) match, and other employee benefits; and

•	in some cases, severance and change in control benefits.
Base Salary
The fiscal 2014 base salaries for our named executive officers were established based on external salary survey data, as well as each executive’s individual performance, compensation history, scope of responsibility, internal equitable treatment, and experience level. While base salaries of our named executive officers were targeted at competitive levels, a significant portion of our named executive officers’ target total direct compensation consisted of cash incentive and equity awards (described below), which are tied to the Company’s financial and operating results as well as individual performance.
The base salaries of our CEO and other named executive officers for fiscal 2014 and 2013 are shown below:

Name of Executive	Position at end of Fiscal 2014	Fiscal 2013 Salary	Fiscal 2014 Salary	Change from Fiscal 2013
William L. Ballhaus	President, Chief Executive Officer & Director	$840,000	$882,000	5.0%
David F. Keffer	Vice President and Acting Chief Financial Officer	225,000	235,125	4.5%
Clyde T. Nixon	Executive Vice President, Growth	290,000	340,000	17.2%
Paul Nedzbala	Executive Vice President, Health & Civil Group	330,000	340,890	3.3%
Timothy J. Atkin	Executive Vice President and Chief Administrative Officer	386,352	396,977	2.8%
Richard J. Nadeau	Former Executive Vice President and Chief Financial Officer	460,032	472,683	2.8%
Max N. Hall	Former Executive Vice President - Growth	400,000	411,000	2.8%

Dr. Ballhaus’ fiscal 2014 base salary was determined pursuant to the terms and conditions of the July 20, 2011, as amended on September 23, 2013, employment agreement by and between Dr. Ballhaus and Sterling Holdco as negotiated by the PEP Funds and Dr. Ballhaus.
Dr. Ballhaus recommended base salaries for fiscal 2014 for Mr. Nixon, Mr. Nedzbala, Mr. Atkin, Mr. Nadeau and Mr. Hall. Mr. Nadeau recommended a base salary for fiscal 2014 for Mr. Keffer. Dr. Ballhaus based these recommendations on each individual’s prior fiscal year salaries, the company’s strategic, operating, and financial performance metrics (which were also applicable to Dr. Ballhaus’ compensation), and individual performance, compensation history, scope of responsibility, internal equitable treatment, external market data, nationally recognized compensation surveys, peer group analysis and experience level.
Annual Cash Incentives
During fiscal 2014, we had an annual cash incentive plan for our named executive officers that was tied to the achievement of Company-wide strategic, operational, and financial goals, as well as individual goals and associated performance referred to as the Individual Incentive Compensation, or IIC. A minimum incentive may be earned at threshold goals, and no payment may be awarded if the threshold goals are not achieved, however the Board is empowered to grant exceptions at their discretion. Additional amounts can be earned when actual performance exceeds target goals.
The cash incentive target for Dr. Ballhaus for fiscal 2014 was determined pursuant to the terms and conditions of his July 20, 2011 employment agreement, as amended on September 23, 2013, and based on compensation metrics assessed by the Compensation and Personnel Committee of the Board, or the Committee.
The minimum, target and stretch metrics for the corporate score for Dr. Ballhaus and other named executive officers for fiscal 2014 were approved by the Committee. These metrics were intended to represent the Committee’s discretionary assessment of above market company performance. In fiscal 2014, the quantitative metrics were fiscal 2014 Adjusted EBITDA, fourth quarter fiscal 2014 Adjusted EBITDA and net orders.
For its calculations, the Board reviewed the Company-wide strategic operational and financial performance metrics compared to the fiscal 2014 Company financial plan as approved by the Board and qualitative performance measures as established and approved by the Board at the beginning of fiscal 2014.
The Adjusted EBITDA performance metric establishes the maximum amount of cash incentive that can be earned and paid under the IIC program. Conversely, the Adjusted EBITDA metric is not capped; therefore if the Company exceeds its Adjusted EBITDA stretch goal, the named executive officers can earn a metric in excess of 2.0.
Incentive targets for Mr. Nixon, Mr. Nedzbala, Mr. Atkin, Mr. Nadeau and Mr. Hall for fiscal 2014 were recommended by Dr. Ballhaus and were approved by the Committee by setting the overall fiscal 2014 targets. Mr. Nadeau recommended Mr. Keffer's fiscal 2014 incentive target. The percentages reflected Dr. Ballhaus’ assessment of each executive’s individual performance, compensation history, scope of responsibility, experience level, internal equitable treatment, and relevant market data.

	Base Salary		Cash Incentive Target				Total Cash Target Compensation Mix
Name of Executive	Fiscal 2013	Fiscal 2014	Fiscal 2013%	Fiscal 2013 $	Fiscal 2014%	Fiscal 2014 $	Fiscal 2013	Fiscal 2014
William L. Ballhaus	$840,000	$882,000	100%	$840,000	125%	$1,102,500	$1,680,000	$1,984,500
David F. Keffer	225,000	235,125	40%	90,000	50%	117,563	315,000	352,688
Clyde T. Nixon	290,000	340,000	60%	174,000	80%	272,000	464,000	612,000
Paul Nedzbala	330,000	340,890	60%	198,000	80%	272,712	528,000	613,602
Timothy J. Atkin	386,352	396,977	80%	309,082	80%	317,582	695,434	714,559
Richard J. Nadeau	460,032	472,683	80%	368,026	80%	378,146	828,058	850,829
Max N. Hall	400,000	411,000	80%	320,000	80%	328,800	720,000	739,800
Fiscal 2014 Cash Incentive for Dr. Ballhaus
On July 31, 2014, the Board approved a fiscal 2014 corporate score of 0.68 for the plan.  For calculating the personal score multiplier for Dr. Ballhaus (as well as the other named executives) for fiscal 2014, the Board took into consideration company performance, achievement of an improved order backlog and several initiatives underway to position the company for future success. Accordingly, the Board established Dr. Ballhaus’ personal score multiplier at 1.10.
Based on the personal score multiplier at 1.10 and the corporate score multiplier at 0.68, Dr. Ballhaus’ cash incentive earned was $824,670 or 75% of his $1,102,500 incentive target.

Fiscal 2014 Cash Incentive for Other Named Executive Officers
Consistent with calculations for Dr. Ballhaus’ corporate score multiplier, the Board established the other named executive officers’ quantitative multiplier at 0.68.
Qualitative multipliers for the other named executive officers were determined using individual qualitative goals and objectives related to performance during fiscal 2014. Although the goals and objectives differed based on individual position and role within the Company, the items included factors such as ethics and leadership, financial metrics, operational improvements, and specific functional objectives.
The qualitative metrics were recommended by Dr. Ballhaus, who took into consideration additional factors such as unforeseen changes to the business plan and overall performance relative to peers, both internal and external.
For fiscal 2014 the Board approved a cash incentive payment for the other named executive officers, based on performance for fiscal 2014, to be paid in fiscal 2015.

Name of Executive	Fiscal 2014 Target	Corporate Multiplier	Individual Multiplier	Cash Incentive Earned for Fiscal 2014
William L. Ballhaus	125%	.68	1.10	$824,670
David F. Keffer	50%	.68	1.20	95,931
Clyde T. Nixon	80%	.68	1.10	203,456
Paul Nedzbala	80%	.68	1.25	231,805
Timothy J. Atkin	80%	.68	1.10	237,551
Restricted Stock Equity Awards
During fiscal 2014, the Company observed changes in the government contracting environment much like fiscal 2013. The industry has been facing a shrinking federal budget, increased competition and delays in program adjudications. The business environment that the Company operates in has continued to change and that shift materially impacted management’s compensation.
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
The amount of restricted stock granted to Dr. Ballhaus was determined by the Sterling Holdco Board. The amount of restricted stock granted to other participants was recommended by Dr. Ballhaus and determined by Sterling Holdco Board. There are two vesting plans for restricted stock depending on the grant date. Restricted stock granted in June 2013 will vest 36 months after the grant date, conditioned upon the participants continued employment with the Company or its subsidiaries for the entire period up to, and including, the vesting date. Restricted stock granted in September 2013 will vest 33.33% per year for three years after the grant date, conditioned upon achievement of a Company performance condition and the participant's continued employment with the Company or its subsidiaries for the entire period up to, and including, the vesting date. Additionally, participants agree to certain requirements regarding the nondisclosure of confidential and proprietary information (including information about the Restricted Stock Plan); non-piracy of certain customers and prospective customers; and the non-solicitation and non-hiring of employees. Participants also agree to certain restrictive covenants which restrict future employment with competitors, and for twelve months following employment, hiring or solicitation of certain employees, customers, or prospective customers of the Company or any of its subsidiaries.
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
If Sterling Holdco pays a dividend to its stockholders in cash, participants will receive the dividend, unless otherwise provided by the Company, the terms of the Management Stockholders Agreement, or the terms of the Restricted Stock Agreement. The Company may provide that the dividend will be subject to the same restrictions as the shares of restricted stock, and that cash dividends may be held in custody or otherwise by the Company.
The CEO and other named executive officers received the following grants of restricted stock on September 23, 2013:

Name of Executive	Position at end of Fiscal 2014	Restricted Stock Shares (#)
William L. Ballhaus	President, Chief Executive Officer & Director	1,050
David F. Keffer	Vice President and Acting Chief Financial Officer	84
Clyde T. Nixon	Executive Vice President - Growth	239
Paul Nedzbala	Executive Vice President - Health & Civil Group	198
Timothy J. Atkin	Executive Vice President and Chief Administrative Officer	116
Richard J. Nadeau	Former Executive Vice President and Chief Financial Officer (resigned effective May 29, 2014)	138
Max N. Hall	Former Executive Vice President - Growth (employment ended November 29, 2013)	120

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
Prior to vesting, both service and performance options are subject to forfeiture and customary transfer restrictions. Upon the termination of a participant’s employment with the Company or any of its subsidiaries for any reason, all performance options will be forfeited. Additionally, if a participant is terminated by the Company or any subsidiary for “cause” (as defined in the Stock Incentive Plan or Dr. Ballhaus' employment agreement, as the case may be), the participant will also forfeit all service options. If, however, a participant’s employment with the Company or any of its subsidiaries terminates for any reason other than “cause,” he or she will forfeit only his or her unvested service options. Participants generally have 60 days following the termination of their employment to exercise any vested options (unless the reason for the termination of employment is due to the participant’s death or disability, in which case the participant or his or her guardian or estate will have 12 months to exercise vested options).
Under the Stock Incentive Plan, participants who exercise vested options prior to a public offering of the Company’s shares are required to adhere to the Management Stockholder’s Agreement as a condition of their exercise. This agreement contains certain provisions related to the acquisition, ownership, and disposition of shares, including customary transfer restrictions and “tag-along” and “drag-along” rights. In addition, under this agreement, both Sterling Holdco and the PEP Funds are entitled to repurchase any shares acquired by a participant through the exercise of vested options in the event of the participant’s termination of employment.
In fiscal 2014 the Sterling Holdco Board granted nonqualified stock options under the Stock Incentive Plan to the following named executive officers:

Name of Executive	Service Options	Performance Options	Total
Clyde T. Nixon	287	287	574
Paul Nedzbala	200	200	400
Benefits and Other Compensation
We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a Company-sponsored 401(k) plan. Named executive officers are eligible to participate in all of our employee benefit plans on the same basis as other employees.
We presently match a portion of employee contributions into our 401(k) plan on an annual basis for each calendar year. The maximum matching contribution available for any employee during calendar year 2013 was $8,750. The maximum matching contribution available for any employee during calendar year 2014 is $8,750. All employees, including named executive officers, are eligible under the same matching formula.
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
Employment Agreements
Employment Agreement with William L. Ballhaus
In connection with Dr. Ballhaus’ appointment, Sterling Holdco and Dr. Ballhaus entered into an employment agreement, dated as of July 20, 2011 and was amended on September 23, 2013. This agreement provides for a three-year employment term, which (absent notice) will automatically renew for successive one-year periods.
Under the employment agreement, Dr. Ballhaus is entitled to an annual salary of $882,000 and will have a target annual bonus opportunity of 125% of his annual base salary. In connection with his appointment, Dr. Ballhaus was granted $1 million of Sterling Holdco restricted stock, which vests 20% per year on each of the first five anniversaries of his date of employment with the Company, and received a signing bonus of $5.5 million. In addition, he was entitled to a $2 million retention bonus on August 31, 2012, based on his continuous employment with the Company through that date. By the terms of his employment agreement, Dr. Ballhaus is also entitled to participate in equity grants under the Stock Incentive and Restricted Stock Plans.
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
Employment Agreement with Richard J. Nadeau
On May 13, 2009, the Company entered into an employment agreement with Richard J. Nadeau, our former CFO and Executive Vice President. Pursuant to the employment agreement, Mr. Nadeau was entitled to an annual salary of at least $390,000 and a target annual bonus of up to eighty percent (80%) of his annual salary, subject to periodic adjustments in accordance with procedures of the Committee and the Board of Directors. Mr. Nadeau’s base salary was $472,683 during fiscal 2014.

During his employment term, Mr. Nadeau was eligible to participate in all employee benefit programs that other similarly situated employees are entitled to participate in, subject to the eligibility requirements and other provisions of such programs. Mr. Nadeau was eligible for annual stock option or restricted stock grants based on the sole discretion of the Sterling Holdco Board or Dr. Ballhaus.
In the event Mr. Nadeau terminated his employment for “good reason,” as defined in his employment agreement, Mr. Nadeau would have been entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; and (iii) up to 12 months of Company paid health, dental, and vision coverage under COBRA; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; and a (v) lump-sum cash severance payment equal to Mr. Nadeau’s annual base salary. As a condition to entitlement to all of the above severance payments, Mr. Nadeau would have been required to execute and deliver a release to us.
In the event Mr. Nadeau’s employment was terminated by the Company without “cause,” as defined in his employment agreement, Mr. Nadeau would have been entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) up to 18 months of the Company paid health, dental, and vision coverage under COBRA, on an after tax basis; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; (v) lump-sum cash severance payment equal to two times Mr. Nadeau’s annual base salary and two times his target annual bonus; (vi) a prorated annual target bonus for the fiscal year of termination; (vii) up to $25,000 annually of outplacement services for a two year period; and (viii) immediate vesting of all unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after Mr. Nadeau’s termination.
In the event Mr. Nadeau terminated his employment for “good reason” within two years of a “change in control,” as defined in Amendment No. 3 to his employment agreement, Mr. Nadeau would have been entitled to: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) up to 12 months of the Company paid health, dental, and vision coverage under COBRA, on an after tax basis; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; (v) lump-sum cash severance payment equal to Mr. Nadeau’s annual base salary and his target annual bonus; (vi) a prorated annual target bonus for the fiscal year of termination; (vii) up to $25,000 annually of outplacement services for a two year period; and (viii) immediate vesting of all unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after Mr. Nadeau’s termination.
To the extent required by Section 409A of the Internal Revenue Code of 1986, as amended, or the Code, a portion of the severance benefits otherwise payable to Mr. Nadeau pursuant to this amendment would have been made in installments in accordance with Mr. Nadeau’s employment agreement rather than in a lump sum. Post-termination payment of annual salary, bonus amounts, health benefits, and the immediate vesting of all unvested nonqualified stock options and shares of restricted stock are contingent upon Mr. Nadeau’s execution of an agreement releasing the Company from certain claims related to Mr. Nadeau’s employment. The Company would have continued to pay Mr. Nadeau’s annual base salary during the pendency of a dispute over his termination. These payments are also subject to reduction to the extent any such payments or benefits constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code.
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
There are no ongoing obligations under the agreement after Mr. Nadeau's resignation from the Company effective on May 29, 2014.
Severance and Change in Control Benefits
During fiscal 2014, the Company maintained or implemented agreements with each of our named executive officers, except Mr. Keffer, to provide for certain benefits in the event of a termination of or change in employment following a change in control of the Company.
The change in control benefits under these agreements were structured as “double trigger” benefits, so that severance would be paid only if, upon a change in control or additional events such as termination of employment or loss of position were to occur. In structuring these arrangements, the Company believes a “double trigger” benefit is appropriate to maximize stockholder value because it would prevent an unintended windfall in the event of a friendly change of control, while still providing the executive with appropriate protection in the event a change in control results in the loss of job or position.

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
Claw back Policy Effective For Fiscal 2014
During fiscal 2014, the Company and Sterling Holdco maintained a claw back policy with respect to annual cash incentives and equity grants made to all of our employees, including the named executive officers. Specifically, under the policy, the Board, in all appropriate circumstances, would require reimbursement of any annual cash incentive payment or equity awards made to a plan participant if:

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
Compensation Risk Assessment
The Board believes that the design and mix of our compensation program during fiscal 2014 appropriately encouraged our named executive officers to focus on long-term growth while also serving to attract, retain, and motivate needed talent. The Board believes its approach to setting Company and individual goals with target payouts at multiple levels of performance, encouraged a level of appropriate risk-taking behavior consistent with the Company’s business. The Board also believes it allocated its compensation among base salary, annual cash incentives, and long-term equity compensation during fiscal 2014 in such a way as to not encourage excessive risk-taking.
In its discussions, the Board noted the following attributes of our fiscal 2014 compensation program:

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

•
A significant portion of our executives’ total compensation consisted of stock options and restricted stock. The stock option awards consisted of both service options and performance options. The service options vest at a rate of 20% per year on July 20th of each year after the grant date. The performance options will vest at the time of a change in control, if at all.  The restricted stock grant for Dr. Ballhaus granted on July 25, 2011 vests at a rate of 20% per year on July 25 each year commencing on July 25, 2012. All other restricted stock grants vest either 36 months from the grant date or ratably over three years, conditioned upon achievement of a Company performance condition.  The Board believes the vesting schedules encourage our executives and other key employees to focus on the Company’s long-term performance.

•
The Company had a claw back policy in place that entitled the Company to require reimbursement of any annual cash incentive payment or equity awards from named executive officers and other recipients if financial results determining incentive payments or equity awards were subsequently the subject of a substantial restatement of the Company’s financial statements filed with the SEC and upon the occurrence of other specified events.

Based on this review and the currently known facts and circumstances, the Board’s belief is that the Company’s compensation policies and practices during fiscal 2014, individually and in the aggregate, did not create known risks that were reasonably likely to have a material adverse effect on the Company.
Stockholder Advisory Vote
The Company did not conduct an advisory stockholder vote on executive compensation. The Committee includes representatives of the owners of a majority of the outstanding shares of the Company and Sterling Holdco.

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth certain information with respect to compensation for the fiscal years ended June 30, 2014, 2013, and 2012 earned by our President and Chief Executive Officer, our Chief Financial Officer, and our five additional most highly-compensated executive officers, referred to as our named executive officers, as determined in accordance with applicable SEC rules (to the extent these individuals were named executive officers for any such years).
Summary Compensation Table

Name & Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation	All Other Compensation (4)	Total
William L. Ballhaus,	2014	$875,996	$824,670	$210,389	$—	$—	$8,750	$1,919,805
President, Chief	2013	843,246	—	212,500	—	—	8,500	1,064,246
Executive Officer and Director	2012	793,609	8,046,000	1,000,000	3,803,158	—	8,250	13,651,017

David F. Keffer,	2014	233,538	95,931	16,831	—	—	8,750	355,050
Vice President and Acting Chief	2013	208,416	—	25,000	—	—	8,500	241,916
Financial Officer	2012	196,242	150,700	—	205,590	—	8,250	560,782

Clyde T. Nixon,	2014	324,601	205,123	47,888	108,360	—	8,750	694,722
Executive Vice President -	2013	254,718	—	50,000	456,633	—	6,250	767,601
Growth	2012	52,744	30,000	—	—	—	—	82,744

Paul Nedzbala,	2014	340,178	331,805	39,673	75,512	—	8,750	795,918
Executive Vice President -	2013	274,468	50,000	56,250	—	—	8,500	389,218
Health & Civil Group	2012	224,693	86,855	—	547,536	—	8,250	867,334

Timothy J. Atkin,	2014	400,602	237,551	23,243	—	—	8,750	670,146
Executive Vice President and	2013	388,886	—	90,000	—	—	2,881	481,767
Chief Administrative Officer	2012	377,362	295,526	35,000	608,315	—	8,250	1,324,453

Richard J. Nadeau,	2014	500,374	—	27,651	—	—	8,750	536,775
Former Executive Vice President	2013	466,214	—	90,000	—	—	8,500	564,714
and Chief Financial Officer	2012	452,748	732,814	35,000	943,390	—	8,250	2,172,202

Max N. Hall,	2014	439,182	—	24,044	—	—	4,226	467,452
Former Executive Vice	2013	330,545	150,000	90,000	547,536	—	—	1,118,081
President - Growth	2012	—	—	—	—	—	—	—

(1)	Salary includes the following: wages (including fringe benefits) and severance payments.

(2)	Bonus includes the following: incentive, retention, and sign-on.

(3)
The amounts in these columns represent the aggregate grant date fair value computed in accordance with ASC 718. The grant date fair value of our stock awards was the fair value of the Company’s stock on the date of grant. Assumptions used in the calculation of the grant date fair value of our option awards and the terms of the various equity instruments are included in Note 5 of our Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

(4)
The 401(k) plan is maintained and monitored on a calendar year basis, therefore, the Company matching contributions include the matching contributions for income earned from January 1 through December 31.

Grants of Plan-Based Awards
The following table sets forth information regarding cash incentive awards, stock options and restricted stock granted to our named executive officers as of June 30, 2014.
Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date fair Value of Stock and Option Awards ($)(4)
Name of Executive	Grant Date (1)	Threshold ($)(2)	Target ($)(2)	Maximum ($)(2)
William L. Ballhaus	N/A	$—	$1,102,500	$—
	2/9/2012	—	—	—		14,392	$1,000	$3,803,158
	5/16/2012	—	—	—	1,000			1,000,000
	6/28/2013	—	—	—	850			212,500
	9/23/2013	—	—	—	1,050			210,389

David F. Keffer	N/A	—	117,563	—
	2/9/2012	—	—	—		778	1,000	205,590
	6/28/2013	—	—	—	100			25,000
	9/23/2013	—	—	—	84			16,831

Clyde T. Nixon	N/A	—	272,000	—
	11/7/2012	—	—	—		156	1,000	41,224
	3/28/2013	—	—	—		490	1,000	129,485
	6/28/2013	—	—	—	200			50,000
	6/28/2013	—	—	—		1,082	1000	285,924
	9/23/2013	—	—	—	239			47,888
	12/18/2013	—	—	—		574	1,000	108,360

Paul Nedzbala	N/A	—	272,712	—
	2/9/2012	—	—	—		2,072	1,000	547,536
	6/28/2013	—	—	—	225			56,250
	9/23/2013	—	—	—	198			39,673
	12/18/2013	—	—	—		400	1,000	75,512

Timothy J. Atkin	N/A	—	317,582	—
	7/1/2011	—	—	—	1,129			35,000
	2/9/2012	—	—	—		2,302	1,000	608,315
	6/28/2013	—	—	—	360			90,000
	9/23/2013	—	—	—	116			23,243

Richard J. Nadeau	N/A	—	378,146	—
	7/1/2011	—	—	—	1,129			35,000
	2/9/2012	—	—	—		3,570	1,000	943,390
	6/28/2013	—	—	—	360			90,000
	9/23/2013	—	—	—	138			27,651

Max N. Hall	N/A	—	328,800	—
	11/7/2012	—	—	—		2,072	1,000	547,536
	6/28/2013	—	—	—	360			90,000
	9/23/2013	—	—	—	120			24,044

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

(2)
The amount set forth in the “target” column represents the target annual cash incentive plan payment established for each named executive officer. A complete description of our annual cash incentive plan, and the determination of the target amounts for each named executive officer, is found in the Compensation Discussion and Analysis of this annual report on Form 10-K, in the section entitled “Annual Cash Incentives.”

(3)	Amounts in these columns reflect restricted stock and options granted to named executive officers in fiscal 2014, 2013, and 2012 subsequent to the Transaction.

(4)	The amounts in these columns represent the aggregate grant date fair value computed in accordance with ASC 718.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information regarding outstanding stock options and restricted stock awards held by our named executive officers as of June 30, 2014.
Outstanding Equity Awards at Fiscal Year End

		Option Awards				Restricted Stock
Name of Executive	Grant Date	Number of Shares Underlying Unexercised Options Exercisable (#)(1)	Number of Shares Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares that Have Not Vested (#)(3)	Market Value of Shares that Have Not Vested ($)(4)
William L. Ballhaus	9/23/2013					1,050	$237,300
	6/28/2013					850	403,750
	5/16/2012					600	285,000
	2/9/2012	2,878	11,514	$1,000	2/9/2022

David F. Keffer	9/23/2013					84	18,984
	6/28/2013					100	47,500
	2/9/2012	154	624	1,000	2/9/2022

Clyde T. Nixon	12/18/2013	0	574	1,000	12/18/2023
	9/23/2013					239	54,014
	6/28/2013	108	974	1,000	6/28/2023
	6/28/2013					200	95,000
	3/28/2013	49	441	1,000	3/28/2023
	11/7/2012	15	141	1,000	11/7/2022

Paul Nedzbala	12/18/2013		400	1,000	12/18/2023
	9/23/2013					198	44,748
	6/28/2013					225	106,875
	2/9/2012	414	1,658	1,000	2/9/2022

Timothy J. Akin	9/23/2013					116	26,216
	6/28/2013					360	171,000
	2/9/2012	460	1,842	1,000	2/9/2022

Richard J. Nadeau	2/9/2012	714	—	1,000	7/28/2014	—	—

Max N. Hall	n/a	—	—	—	n/a	—	—

(1)
The stock options grants are composed of 50% “service options” and 50% “performance options”. Service options vest in five equal installments on July 20 each year after the grant date, subject to the option holder’s continued employment or service with the Company. The performance options vest at the time of a change in control, if at all, based upon the cash return to the PEP Funds from its investment in the Company.

(2)	The service and performance options expire 10 years from the date of grant.

(3)
Dr. Ballhaus' restricted stock options granted on May 16, 2012 vest 20% per year on each of the first five anniversaries of his date of employment with the Company. The restricted stock options granted June 28, 2013 vest on the third anniversary of the grant date. The restricted stock options granted on September 23, 2013 vest ratably over 3 years, conditioned upon achievement of a Company performance condition.

(4)	Based on the fair value of the equity instruments on June 30, 2014.
Stock Option Exercises and Restricted Stock Vesting
The following table provides information on (1) stock option exercises by the named executive officers during fiscal 2014, including the number of shares acquired upon exercise and the value realized, and (2) the number of shares acquired upon the vesting of restricted stock awards held by the named executive officers in fiscal 2014 and the value realized. In fiscal 2014, there were no stock options exercised.
Option Exercises and Stock Vested – Fiscal 2014

	Option Awards		Stock Awards
Name of Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
William L. Ballhaus	—	$—	133	$33,250
David F. Keffer	—	—	—	—
Clyde T. Nixon	—	—	—	—
Paul Nedzbala	—	—	—	—
Timothy J. Atkin	—	—	—	—
Richard J. Nadeau	—	—	—	—
Max N. Hall	—	—	—	—

(1)	Based on the number of shares acquired on vesting of restricted stock during fiscal 2014 multiplied by the value of the equity instruments on vesting.

Potential Payments upon Termination or Change in Control
The Company entered into employment or enhanced severance eligibility agreements that, by their terms, will require the Company to provide compensation and benefits to its named executive officers if their employment terminates or they resign under specified circumstances or upon a change in control.
The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that the employment terminated on June 30, 2014 and the named executive officer does not become employed by a new employer or return to work for the Company. The Company also assumes that none of the payments to which the named executive officers would have become entitled would be reduced as a consequence of such payments being considered “parachute payments” under Section 280G of the Code and subject to the excise tax under Section 4999 of the Code.
Involuntary Termination (Absent a Change in Control)
Dr. Ballhaus. If Dr. Ballhaus’ employment had been terminated effective as of June 30, 2014 by the Company without “cause” or by him with “good reason,” each as defined in the employment agreement, Dr. Ballhaus will be entitled to: (i) any earned but unpaid compensation or benefits; (ii) cash severance equal to two times the sum of his base salary and target bonus opportunity as of his termination date; (iii) a pro rata bonus payment for year of termination; (iv) the retention and signing bonuses, if unpaid as of the termination date; (v) continued medical coverage for 18 months following his termination of employment; and (vi) vesting of an additional 20% installment of his restricted stock award granted fiscal 2012.
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
Mr. Nixon. By the terms of his enhanced severance eligibility agreement, Mr. Nixon is not entitled to any payments in the event of his termination absent a change in control.
Mr. Nedzbala. By the terms of his enhanced severance eligibility agreement, Mr. Nedzbala is not entitled to any payments in the event of his termination absent a change in control.

Mr. Atkin. By the terms of his retention agreement and subsequent enhanced severance eligibility agreement, which replaced his expiring retention agreement, Mr. Atkin is not entitled to any payments in the event of his termination absent a change in control.
Mr. Nadeau. The employment agreement executed by Mr. Nadeau is no longer applicable given his May 29, 2014 resignation. Under the terms of the employment agreement, if Mr. Nadeau’s employment had been terminated effective as of June 30, 2014 by the Company without “cause,” as defined in his employment agreement, Mr. Nadeau would have been entitled to the following severance benefits pursuant to his employment agreement as amended: (i) all wages earned but unpaid prior to the termination date, payable within 60 days of termination; (ii) all accrued but unused personal leave, payable within 60 days of termination; (iii) distributions under the deferred compensation plan, if Mr. Nadeau participated in such plan; (iv) cash severance equal to the sum of two times his base salary and two times his target annual bonus as of his termination date and (vi) for 18 months, the monthly amount equal to the cost of COBRA coverage, each payable in accordance with our normal payroll practices then in effect.
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
If Mr. Nadeau’s employment had been terminated effective as of June 30, 2014 by him with “good reason,” as defined in his employment agreement, Mr. Nadeau would have been entitled to the following severance benefits: (i) all wages earned but unpaid prior to the termination date, payable within 60 days of termination; (ii) all accrued but unused personal leave, payable within 60 days of termination; (iii) distributions under the deferred compensation plan, if Mr. Nadeau participated in such plan; (iv) 12 months of his base salary and (vi) for 12 months, the monthly amount equal to the cost of COBRA coverage, each payable in accordance with our normal payroll practices then in effect.
Mr. Hall. The enhanced severance eligibility agreement executed by Mr. Hall is no longer applicable given his November 29, 2013 resignation.
Estimate of Benefits upon an Involuntary Termination (Absent a Change in Control). The following table sets forth an estimate of the benefits that would have accrued to Dr. Ballhaus in the event that he experienced an involuntary termination on June 30, 2014.

Benefit to Dr. Ballhaus	Estimated Value ($)
Vesting of options and restricted shares (1)	$222,300
Cash severance payment (2)	3,969,000
Pro rata bonus (3)	1,102,500
Continuation of benefits for 18 months (4)	26,544
Total potential payments	$5,320,344

(1)
Based on the sum of the previously vested 268 restricted shares and the vesting of additional 20% installment of restricted stock grant, or 200 restricted shares, multiplied by the fair value of the equity instruments on June 30, 2014, and, in the case of stock options, after deducting the aggregate exercise price of the stock options that vest. Due to the fact that the strike price for the stock options was $1,000 and the current fair value of the equity instruments is below the strike price, there is no value related to the stock options for Dr. Ballhaus.

(2)	Reflects two times the sum of Dr. Ballhaus’ annual salary of $882,000 as of June 30, 2014 and his target annual bonus for fiscal 2014 of $1,102,500.

(3)	Based on his fiscal 2014 bonus target of $1,102,500.

(4)	Based on employer cost of COBRA premiums in effect on June 30, 2014.

Involuntary Termination Following a Change in Control
Dr. Ballhaus. If Dr. Ballhaus’ employment had been terminated effective as of June 30, 2014 by the Company without “cause” or by him with “good reason,” within two years of a “change in control”, Dr. Ballhaus will be entitled to: (i) any earned but unpaid compensation or benefits; (ii) cash severance equal to three times the sum of his base salary and target bonus opportunity as of his termination date; (iii) a pro rata bonus payment for year of termination; (iv) the retention and signing bonuses, if unpaid as of the termination date; (v) continued medical coverage for 18 months following his termination of employment; and (vi) full vesting of his restricted stock awards.
Mr. Nixon, Mr. Nedzbala, Mr. Atkin and Mr. Hall. If the employment of Mr. Nixon, Mr. Nedzbala, Mr. Atkin and/or Mr. Hall had been terminated effective as of June 30, 2014 within two years of a change in control by the Company without “cause” or by the executive officer with “good reason,” each as defined in his respective enhanced severance eligibility agreement, the executive officer would have been entitled to the following severance benefits: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) any other amounts required to be paid or provided of which the executive officer is eligible to receive under any plan, program, policy, or practice; (iv) a lump-sum cash severance payment equal to the executive officer’s annual base salary and target annual bonus; (v) a prorated annual target bonus for the fiscal year of termination; (vi) up to $25,000 annually of outplacement services for a two-year period; (vii) up to 12 months of Company-paid health, dental, and vision coverage under COBRA, on an after tax basis; and (viii) immediate vesting of unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after the executive officer’s termination.
The enhanced severance eligibility agreement previously held with Mr. Hall is no longer applicable with his November 29, 2013 resignation.
Under the enhanced severance eligibility agreement, “cause” generally means: (x) the willful and continued failure by the executive to perform substantially all of his duties with the Company after a demand for substantial performance is delivered to the executive by the Board; or (y) the willful engaging by the executive in criminal conduct that is materially and demonstrably injurious to the Company. In addition, “good reason” generally means: (i) a material adverse change in the executive’s title, duties, position, responsibilities, or compensation; (ii) the assignment of duties materially inconsistent with the executive’s duties as of the effective date of the agreement; (iii) a material change in the executive’s principal place of employment such that the executive’s commuting distance increases by more than 25 miles; (iv) a material breach of the agreement by the Company; or (v) failure by the Company to obtain written assumption of agreement by a purchaser or successor following a change in control.
In addition, for purposes of the enhanced severance eligibility agreement, “change in control” generally means the occurrence of any of the following: (i) a new significant stockholder acquires more than 35% of the voting power of the company, subject to certain exceptions; (ii) a material change in the composition of our Board of Directors; or (iii) a merger, reorganization, asset sale, or similar transaction, subject to certain exceptions. Note that the Transaction constituted a “change in control” under the enhanced severance eligibility agreement.
Mr. Nadeau. The employment agreement previously held with Mr. Nadeau is no longer applicable with his May 29, 2014 resignation. Pursuant to an amendment to Mr. Nadeau’s employment agreement effective March 23, 2011, Mr. Nadeau would have been entitled to the following severance benefits if his employment was terminated effective as of June 30, 2014 by him for “good reason” within two years of a “change in control”: (i) all wages earned prior to the termination of employment; (ii) all accrued but unused personal leave; (iii) up to 12 months of the Company paid health, dental, and vision coverage under COBRA, on an after tax basis; (iv) a distribution of all deferred compensation in accordance with the terms of the relevant deferred compensation plan; (v) lump-sum cash severance payment equal to Mr. Nadeau’s annual base salary and target annual bonus; (vi) a prorated annual target bonus for the fiscal year of termination; (vii) up to $25,000 annually of outplacement services for two year period; and (viii) immediate vesting of all unvested nonqualified stock options and shares of restricted stock, with the exercise period for such options continuing until the earlier of the expiration of such option or six months after Mr. Nadeau’s termination.
The definition of “good reason” is described in “—Involuntary Termination (Absent a Change in Control)—Mr. Nadeau.”
Estimate of Benefits upon an Involuntary Termination Following a Change in Control. The following table sets forth an estimate of the benefits that would have accrued to the following named executive officers in the event that they experienced an involuntary termination on June 30, 2014 following a change in control.

Name of Executive	Salary (other than accrued amounts)	Target Bonus	Prorated Bonus	Equity Awards (1)	Deferred Compensation	Other (2)	Total
William L. Ballhaus	$2,646,000	$3,307,500	$1,102,500	$926,050	$—	$26,544	$8,008,594
David F. Keffer	—	—	—	—	—	—	—
Clyde T. Nixon	340,000	272,000	272,000	149,014	—	71,750	1,104,764
Paul Nedzbala	340,890	272,712	272,712	151,623	—	71,750	1,109,687
Timothy J. Atkin	396,977	317,582	317,582	197,216	—	60,414	1,289,771

(1)
Based on the number of shares that vest multiplied by the fair value of the equity instruments on June 30, 2014, and in the case of options, after deducting the aggregate exercise price of the options that vest. Due to the fact that the strike price for equity shares was $1,000 and the current value of the equity instruments is below the strike price, there is no value. The value of the restricted stock was calculated by multiplying the number of shares by the fair value of the equity instruments on June 30, 2014.

(2)
For Dr. Ballhaus, amount includes benefits continuation for 18 months based on employer cost of premiums and other benefit costs in effect on the last day of fiscal 2014. For the other executives, amounts include benefits continuation for 12 months based on employer cost of premiums and other benefit costs in effect on the last day of fiscal 2014 and outplacement services of $50,000.

Change in Control
Under their respective employment agreements, Dr. Ballhaus and Mr. Nadeau would have also been eligible for certain additional benefits in the event our Company had experienced a change in control on June 30, 2014 and certain conditions described below were met, regardless of whether their respective employments had been terminated.
Dr. Ballhaus.   In the event a change in control had occurred prior to June 30, 2014, Dr. Ballhaus would have been eligible to receive full vesting of his restricted stock awards.
Mr. Nadeau. The employment agreement previously held with Mr. Nadeau is no longer applicable with his May 29, 2014 resignation. In the event of a change in control on June 30, 2014, Mr. Nadeau would have been eligible to receive the following benefits, as applicable:
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

(1)
Based on the number of options that vest multiplied by the fair value of the equity instruments on June 30, 2014, after deducting the aggregate exercise price of the options that vest. Since the exercise price of $1,000 exceeds the fair value, the intrinsic value of the options as of June 30, 2014 is $0.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
All members of Board functioned as the Compensation and Personnel Committee during fiscal 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All of our issued and outstanding common stock is owned by Sterling Parent, which is wholly-owned by Sterling Holdco.  The following table sets forth information regarding the beneficial ownership of Sterling Holdco’s common stock as of August 8, 2014 by each person known to beneficially own more than 5% of the common stock of Sterling Holdco.  As of August 8, 2014, there were 514,402 shares of common stock of Sterling Holdco outstanding.
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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)(2)	Percentage of Common Stock Outstanding
5% Beneficial Owners:
Providence Equity Partners VI LP (3)	281,425	53.4%
Providence Equity Partners VI-A LP (3)	96,814	18.4%
Ernst Volgenau (4)	120,000	22.8%
Directors and Named Executive Officers:
William L. Ballhaus	4,719	*
David F. Keffer	233	*
Clyde T. Nixon	403	*
Paul Nedzbala	662	*
Timothy J. Atkin	691	*
Ernst Volgenau (4)	120,000	22.8%
Christopher C. Ragona	—	—%
Charles E. Gottdiener	—	—%
All Directors and Executive Officers as a Group	126,708	24.0%

(1)
The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after August 8, 2014 through the exercise of any stock option or other right.

(2)
Includes the following number of shares of common stock issuable upon exercise of service options: William L. Ballhaus, 4,719; David F. Keffer, 233; Clyde T. Nixon, 403; Paul Nedzbala, 662; and Timothy J. Atkin, 691.

(3)
Providence Equity Partners L.L.C., or Providence, exercises voting and investment authority over all of such securities owned by affiliates of Providence. The address for Providence is 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

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
Transactions with Related Persons
In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $1.8 million, $1.9 million and $1.8 million in management fees and expenses for the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014, respectively.
As of June 30, 2012, a Providence affiliate owned $11.7 million of the Company’s Term Loan B Facility. During fiscal 2013, the Providence affiliate had sold all of its interest in the Company’s Term Loan B Facility. Interest payments of approximately $1.0 million and $0.4 million were made for this portion of the Term Loan B Facility during the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively.
In connection with financing the Transaction, Dr. Ernst Volgenau was issued a promissory note for a principal amount up to $30 million at an annual interest rate of 4.25%, repayable solely based on proceeds from planned divestitures. This note is expected to be settled for $17 million, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. As of June 30, 2014, $12 million of this note was paid.
Kathleen Yoshida, the daughter of Mr. Burke, an executive officer of the Company, is employed by the Company as a vice president. For fiscal 2013 and 2014, her salary and other compensation paid by the Company totaled $0.2 million. Ms. Yoshida participates in the Company’s 401(k) plan and is eligible to receive matching contributions in accordance with Company policy, and received an annual equity award in fiscal 2013 in an amount consistent with the fiscal 2013 equity award grants made to similarly situated employees.
From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014 were $8.2 million, $7.6 million and $5.3 million, respectively.
As of June 30, 2013, there were no amounts due from related parties and $0.1 million due to related parties, which was included in the accompanying consolidated balance sheet. As of June 30, 2014, there were no amounts due from related parties and $0.6 million due to related parties, which was included in the accompanying consolidated balance sheet.
Director Independence
SRA International, Inc. is a privately-held corporation. All of SRA’s outstanding common stock is owned by Sterling Parent, which is wholly-owned by Sterling Holdco. Mr. Ragona and Mr. Gottdiener are not independent because of their affiliations with funds which hold more than 5% equity interests in Sterling Holdco. Dr. Ballhaus is not an independent director because Dr. Ballhaus is employed by the Company. Dr. Volgenau is not an independent director because he currently holds more than 5% equity interest in Sterling Holdco and is an employee of the Company.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees
The following table shows the fees for professional audit services rendered by KPMG LLP, or KPMG, for the audit of our annual financial statements and review of our interim financial statements for the fiscal years ended June 30, 2014 and 2013, and fees for other services rendered by KPMG for the same periods, while the firm was the Company’s Registered Public Accounting Firm or by Deloitte & Touche LLP, or Deloitte, while the firm provided other services related to our audited financial statements.

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	June 30, 2014	June 30, 2013
Audit Fees (1)	$815,000	$862,000
Audit Related Fees (2)	—	15,000
Tax Fees (3)	17,000	68,000
Other Fees (4)	95,000	—
Total Fees	$927,000	$945,000

(1)
“Audit fees” consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	“Audit related fees” in fiscal 2013 related to consent procedures performed by Deloitte related to the fiscal 2013 Form 10-K.

(3)	“Tax fees” in fiscal 2014 and 2013 related to professional foreign tax services provided by KPMG.

(4)	"Other fees" in fiscal 2014 related to advisory services provided by KPMG.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the report:

(1)	Consolidated Financial Statements
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
Amendment No. 1 to the employment agreement dated July 20, 2011, by and among Sterling Holdco Inc. and William L. Ballhaus (incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2013)

10.9	*
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

10.1	*
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

10.13	*	Sterling Holdco Inc. Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.14	*	Sterling Holdco Inc. Nonqualified Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.15	*	Form of Management Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on May 10, 2012)

10.16	*	Sterling Holdco, Inc. Restricted Stock Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.17	*	Sterling Holdco, Inc. Restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.18	*
Enhanced Severance Eligibility Agreement dated December 1, 2012 by and between the Company and Joseph P. Burke (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 9, 2013)

10.19	*
Enhanced Severance Eligibility Agreement dated January 18, 2013 by and between the Company and Max N. Hall (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 9, 2013)

10.20	*
Enhanced Severance Eligibility Agreement dated July 1, 2013 by and between the Company and Timothy J. Atkin (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 9, 2013)

21.1	+	List of subsidiaries of SRA International, Inc.

31.1	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	+	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	+	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Previously filed
+	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax, Commonwealth of Virginia on this 8th day of August, 2014.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
Name:	William L. Ballhaus
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ WILLIAM L. BALLHAUS	President, Chief Executive Officer, Director	August 8, 2014
William L. Ballhaus	(Principal Executive Officer)

/S/ DAVID F. KEFFER	Vice President and Acting Chief Financial	August 8, 2014
David F. Keffer	Officer (Principal Financial Officer)

/S/ THERESA D. GOLINVAUX	Assistant Corporate Controller and Vice	August 8, 2014
Theresa D. Golinvaux	President - Financial Reporting (Principal
Accounting Officer)

/S/ ERNST VOLGENAU	Chairman of the Board of Directors	August 8, 2014
Ernst Volgenau

/S/ CHARLES E. GOTTDIENER	Director	August 8, 2014
Charles E. Gottdiener

/S/ CHRISTOPHER C. RAGONA	Director	August 8, 2014
Christopher C. Ragona

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements	F-2

Consolidated Balance Sheets – June 30, 2014 and 2013 (Successor)	F-2

Consolidated Statements of Operations – Fiscal years ended June 30, 2014 and 2013 and from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 for the Predecessor
F-3

Consolidated Statements of Comprehensive Income (Loss) – Fiscal years ended June 30, 2014 and 2013 and from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 for the Predecessor
F-4

Consolidated Statements of Changes in Stockholder’s Equity – Fiscal years ended June 30, 2014 and 2013 and from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 for the Predecessor
F-5

Consolidated Statements of Cash Flows – Fiscal years ended June 30, 2014 and 2013 and from July 21, 2011 through June 30, 2012 for the Successor; from July 1, 2011 through July 20, 2011 for the Predecessor
F-6

Notes to Consolidated Financial Statements	F-7

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
SRA International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and subsidiaries (the Company) as of June 30, 2014 and 2013 (Successor), the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity, and cash flows for the period from July 1, 2011 through July 20, 2011 (Predecessor), the period from July 21, 2011 through June 30, 2012, and the years ended June 30, 2013 and 2014 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2014 and 2013 (Successor), and the results of their operations and their cash flows for the period from July 1, 2011 through July 20, 2011 (Predecessor), the period from July 21, 2011 through June 30, 2012, and the years ended June 30, 2014 and 2013 (Successor), in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP
McLean, Virginia
August 8, 2014

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,050	$108,840
Restricted cash	1,389	1,619
Accounts receivable, net	267,476	217,677
Prepaid expenses and other	15,422	5,643
Deferred income taxes	4,371	—
Total current assets	293,708	333,779
Property and equipment, net	24,811	18,925
Goodwill	787,760	783,604
Trade names	150,200	150,200
Identified intangibles, net	327,922	253,916
Other long-term assets	42,552	35,632
Total assets	$1,626,953	$1,576,056

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$22,000
Accounts payable and accrued expenses	103,321	136,626
Accrued payroll and employee benefits	85,007	83,017
Billings in excess of revenue recognized	8,563	10,801
Deferred income taxes	—	5,355
Total current liabilities	196,891	257,799
Long-term debt	1,108,667	1,047,927
Deferred income taxes	133,462	104,941
Other long-term liabilities	26,764	24,741
Total liabilities	1,465,784	1,435,408
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding as of June 30, 2013 and 2014	—	—
Additional paid-in capital	519,590	522,919
Accumulated other comprehensive loss, net of tax	(12,183)	(11,871)
Accumulated deficit	(346,238)	(370,400)
Total stockholder's equity	161,169	140,648
Total liabilities and stockholder's equity	$1,626,953	$1,576,056
The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014

Revenue	$99,308	$1,575,872	$1,507,722	$1,386,363
Operating costs and expenses:
Cost of services	78,550	1,191,256	1,140,014	1,060,407
Selling, general and administrative	13,721	215,369	198,338	181,937
Depreciation and amortization of property and equipment	837	14,186	12,199	9,194
Amortization of intangible assets	442	91,551	88,147	72,711
Transaction costs	68,069	699	—	—
Impairment of goodwill and other assets	—	—	345,753	—
Gain on the sale of a portion of the Health & Civil business	—	—	—	(1,564)
Total operating costs and expenses	161,619	1,513,061	1,784,451	1,322,685
Operating (loss) income	(62,311)	62,811	(276,729)	63,678
Interest expense	(19)	(101,715)	(100,777)	(104,191)
Interest income	13	85	43	65
Loss from continuing operations before income taxes	(62,317)	(38,819)	(377,463)	(40,448)
Benefit from income taxes	(18,462)	(14,768)	(60,169)	(16,286)
Loss from continuing operations	(43,855)	(24,051)	(317,294)	(24,162)
Loss from discontinued operations, net of tax	(1,126)	(4,893)	—	—
Net loss	$(44,981)	$(28,944)	$(317,294)	$(24,162)

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014

Net loss	$(44,981)	$(28,944)	$(317,294)	$(24,162)
Unrealized (loss) gain on foreign currency translation	(380)	954	—	—
Realized gain on cumulative foreign currency translation	—	(954)	—	—
Unrealized (loss) gain on interest rate swaps, net of tax	—	(12,027)	(156)	312
Comprehensive loss	$(45,361)	$(40,971)	$(317,450)	$(23,850)

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholder's Equity
Balance June 30, 2011 (Predecessor)	49,450	$198	11,703	$47	—	$—	$385,770	(3,350)	$(65,640)	$(2,965)	$543,633	$861,043
Net loss	—	—	—	—	—	—	—	—	—	—	(44,981)	(44,981)
Proceeds from stock-based awards and related tax effects	10	—	—	—	—	—	9,197	—	—	—	—	9,197
Repurchase of common stock	—	—	—	—	—	—	—	(2)	(64)	—	—	(64)
Employee stock purchase plan	14	—	—	—	—	—	404	—	—	—	—	404
Stock-based compensation	—	—	—	—	—	—	20,820	—	—	—	—	20,820
Foreign currency translation	—	—	—	—	—	—	—	—	—	(380)	—	(380)
Balance July 20, 2011 (Predecessor)	49,474	$198	11,703	$47	—	$—	$416,191	(3,352)	$(65,704)	$(3,345)	$498,652	$846,039
Impact of the Transaction	(49,474)	(198)	(11,703)	(47)	—	—	(416,191)	3,352	65,704	3,345	(498,652)	(846,039)
Balance July 21, 2011 (Successor)	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$—
Capital contributions	—	—	—	—	1	—	515,012	—	—	—	—	515,012
Net loss	—	—	—	—	—	—	—	—	—	—	(28,944)	(28,944)
Stock-based compensation	—	—	—	—	—	—	1,807	—	—	—	—	1,807
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	954	—	954
Realized gain on cumulative foreign currency translation	—	—	—	—	—	—	—	—	—	(954)	—	(954)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	(12,027)	—	(12,027)
Balance June 30, 2012 (Successor)	—	$—	—	$—	1	$—	$516,819	—	$—	$(12,027)	$(28,944)	$475,848
Net loss	—	—	—	—	—	—	—	—	—	—	(317,294)	(317,294)
Stock-based compensation	—	—	—	—	—	—	2,836	—	—	—	—	2,836
Other	—	—	—	—	—	—	(65)	—	—	—	—	(65)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	$(156)	—	(156)
Balance June 30, 2013 (Successor)	—	$—	—	$—	1	$—	$519,590	—	$—	$(12,183)	$(346,238)	$161,169
Net loss	—	—	—	—	—	—	—	—	—	—	(24,162)	(24,162)
Stock-based compensation	—	—	—	—	—	—	3,346	—	—	—	—	3,346
Other	—	—	—	—	—	—	(17)	—	—	—	—	(17)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	312	—	312
Balance June 30, 2014 (Successor)	—	$—	—	$—	1	$—	$522,919	—	$—	$(11,871)	$(370,400)	$140,648
The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(44,981)	$(28,944)	$(317,294)	$(24,162)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	940	15,869	13,484	10,725
Amortization of intangible assets	442	91,551	88,147	72,711
Stock-based compensation	20,820	1,807	2,836	3,346
Deferred income taxes	(18,832)	(15,810)	(60,646)	(18,947)
Amortization of original issue discount and debt issuance costs	—	7,370	7,131	7,817
Loss realized from forward exchange contracts	—	94	—	—
Impairment of goodwill and other assets	—	—	345,753	—
Excess tax benefits of stock option exercises	—	(14,337)	—	—
Gain on the sale of a portion of the Health & Civil business	—	—	—	(1,564)
Other noncash items	—	3,458	—	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	(294)	29,870	47,792	48,857
Prepaid expenses and other	23,728	19,487	(4,160)	9,730
Accounts payable and accrued expenses	50,670	(42,073)	(25,853)	28,340
Accrued payroll and employee benefits	14,814	(10,515)	(30,883)	(1,604)
Billings in excess of revenue recognized	(1,220)	(2,177)	(40)	2,799
Other	(2,951)	(1,435)	558	7,605
Net cash provided by operating activities	43,136	54,215	66,825	145,653
Cash flows from investing activities:
Capital expenditures	(1,876)	(10,741)	(11,791)	(7,355)
Acquisition by Providence, net of cash	—	(1,738,789)	—	—
Acquisitions, net of cash acquired	—	—	(33,631)	—
Proceeds from the sale of Era businesses	—	13,322	—	—
Payments for forward exchange contracts	—	(94)	—	—
Proceeds from the sale of a portion of the Health & Civil business	—	—	—	5,492
Net cash used in investing activities	(1,876)	(1,736,302)	(45,422)	(1,863)
Cash flows from financing activities:
Proceeds from the exercise of options	165	—	—	—
Proceeds from employee stock purchase plan	404	—	—	—
Excess tax benefits of stock option exercises	—	14,337	—	—
Purchase of treasury stock	(64)	—	—	—
Proceeds from borrowings for the Transaction	—	1,266,250	—	—
Investment by Providence	—	394,000	—	—
Payment of debt issuance costs	—	(50,207)	—	—
Borrowings under revolving credit facility	—	30,000	75,000	100,000
Repayments under revolving credit facility	—	(30,000)	(75,000)	(100,000)
Repayments of Term Loan B Facility	—	(140,000)	(20,000)	(40,000)
Partial payment on note due to Parent	—	(12,000)	—	—
Net cash provided by (used in) financing activities	505	1,472,380	(20,000)	(40,000)
Effect of exchange rate changes on cash and cash equivalents	22	(191)	—	—
Net increase (decrease) in cash and cash equivalents	41,787	(209,898)	1,403	103,790
Cash and cash equivalents, beginning of period	171,758	213,545	3,647	5,050
Cash and cash equivalents, end of period	$213,545	$3,647	$5,050	$108,840
Supplementary Cash Flow Information
Cash paid for interest	19	83,536	93,345	84,210
(Refunds received) cash paid for income taxes, net	(23,067)	(11,316)	1,435	(1,003)
Non-cash equity rollover investment	—	121,012	—	—

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
Nature of Business
The Company provides technology and strategic consulting services and solutions primarily to U.S. federal government organizations. The Company provides services and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. In December 2013, the Company realigned its portfolio of customers from four business groups into two business groups: National Security group and Health & Civil group.
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
The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. These contracts represented approximately 98%, 98% and 97% of the Company's revenue for fiscal 2012, 2013 and 2014, respectively. The Company considers individual agencies that may fall under a larger department as separate customers. No customer accounted for 10% or more of the Company’s revenue for any of the periods presented.
The Transaction
The Transaction was completed on July 20, 2011 for a total purchase price of approximately $1.9 billion. The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from issuance of 11% senior notes, or the Senior Notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of the Predecessor and the Chairman of the Board of the Successor, rolled over equity in the predecessor entity of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. The Company expects to pay $17 million for this note, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. As of June 30, 2014, $12 million of this note was paid. The Company entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or the Revolver, collectively referred to as the Senior Secured Credit Facilities. Additionally, the Company issued $400 million aggregate principal amount of 11% Senior Notes due October 1, 2019. See Note 8 for a description of the Company’s indebtedness.

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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. Revenue associated with work performed prior to the completion and signing of contract documents is recognized only when it can be reliably estimated and realization is probable. The Company typically only performs work prior to the completion and signing of contract documents when a relationship with the customer already exists and bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program.
Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company considers performance-based fees, including award fees, under any contract type to be earned when it can demonstrate satisfaction of performance goals, based upon historical experience, or when the Company receives contractual notification from a customer that the fee has been earned. Revenue on time-and-materials contracts is recognized based on the hours incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts where the Company performs systems design, development and integration is recognized using the percentage-of-completion method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price outsourcing and managed services contracts is recognized ratably over the contract period. Revenue on fixed-price strategic consulting contracts is recognized based on costs incurred because these services are directed by the Company’s customers and are subject to their needs which fluctuate throughout the contract period.
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
Impairment of Goodwill and Other Assets
Trade names are evaluated for impairment annually and between annual tests if events or changes in circumstances indicate the carrying value may not be recoverable. The Company assesses the potential impairment by comparing the carrying value of the trade names with their estimated fair value, utilizing the relief from royalty method. If the carrying value exceeds the fair value, the Company recognizes a loss based on the excess carrying value over fair value.
Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Company tests goodwill for impairment annually during the fourth quarter as of April 1, and between annual tests if events or changes in circumstances indicate the carrying value may not be recoverable. The goodwill impairment assessment is separately performed for each of the Company’s two reporting units, National Security and Health & Civil.
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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

an implied fair value for the reporting unit’s goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment charge is recorded to reduce the carrying value of the goodwill to the implied fair value.
Intangible assets with finite lives are only evaluated for impairment when events or circumstances indicate that the carrying amount of long-lived assets and intangible assets may not be fully recoverable. The Company determines whether the carrying value of the long-lived asset is recoverable by comparing the asset’s carrying value to its future undiscounted net cash flows, without interest charges. If impairment is indicated as a result of this review, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the fair value, which is measured using estimated discounted future cash flows.
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
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2009 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2009 may remain subject to examination by tax authorities.
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
Property and Equipment
Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. The carrying value of property, equipment and leasehold improvements did not change as a result of the Transaction as the assets approximated fair value. Depreciation and amortization expense related to property, equipment and leasehold improvements was $0.9 million, $15.9 million, $13.5 million and $10.7 million for the period from July 1, 2011 through July 20, 2011, the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014, respectively.
Accounting for Stock-Based Compensation
Compensation costs related to the Company’s stock-based compensation plans are recognized based on the grant-date fair value of the options and restricted stock granted. In calculating the compensation expense for options granted, the Company utilized

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2013 or 2014, with the exception of trade names and goodwill, which were measured at fair value during the fiscal 2013 impairment assessment. As discussed in Note 3, the Company recorded a charge for the impairment of goodwill and trade names to adjust the carrying value of the assets down to fair value in fiscal 2013. The valuation models used in the impairment analysis are based, in part, on estimated future operating results and cash flows. Because these factors are derived from the Company’s estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.
The Company’s financial instruments include cash, trade and note receivables, vendor payables and debt, as well as derivative financial instruments to manage risk related to its debt. As of June 30, 2013 and 2014, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. See Note 8 for a discussion of the fair value of the Company’s debt. See Note 9 for a discussion of the fair value of the Company’s derivative financial instruments.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Research and Development Costs
Research and development, or R&D, costs are expensed as incurred. Total R&D costs, which are included in selling, general and administrative expenses, were $0.3 million, $3.4 million, $1.4 million and $1.4 million for the period from July 1, 2011 through July 20, 2011, the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014, respectively.
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
The cash flows of discontinued operations for the periods presented were as follows (in thousands):

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012

Net cash used in operating activities of discontinued operations	$(662)	$(7,374)
Net cash (used in) provided by investing activities of discontinued operations	(236)	13,197
Net cash used in financing activities of discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents	22	(191)
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013, or the Company’s fiscal 2015. The adoption of this ASU is not expected to have an impact on the Company’s financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company's fiscal 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2. Acquisitions & Divestitures:
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
The goodwill and identified intangible assets are deductible for income tax purposes. The identified intangible assets consist of customer relationships which will be amortized over estimated useful lives of ten years. Amortization is calculated on an accelerated basis based on the expected benefits of the assets.
Divestiture of a portion of the Health & Civil business
On July 1, 2013, the Company sold a portion of its Health & Civil business, consisting of six contracts, for approximately $5.5 million. The Company recognized a gain of approximately $1.6 million during fiscal 2014 as a component of continuing operations. As a result of the divestiture, goodwill and intangible assets were reduced by approximately $4.2 million and $1.3 million, respectively.

3. Goodwill and Long-Lived Assets:
The Company tests trade names and goodwill for impairment at least annually during the fourth quarter as of April 1.
Trade names are assessed for impairment by comparing the carrying value to the estimated fair value calculated using the relief from royalty method. Under the relief from royalty method, a market royalty rate is applied to the Company’s future projected revenue. In fiscal 2014, the estimated fair value of the trade names was greater than the carrying value, therefore no impairment was recognized. In fiscal 2013, the Company recognized a trade name impairment charge of $51.9 million for the amount of carrying value in excess of fair value.
In December 2013, the Company realigned its portfolio of customers from four business groups: Civil, Defense, Health, and Intelligence, Homeland Security and Law Enforcement, or IHL, into two business groups: National Security group and Health & Civil group. Goodwill assigned to the Company’s reporting units is assessed for impairment in a two-step process. In step one, the Company utilizes a discounted cash flow analysis as well as comparative market multiples to determine the fair value of its reporting units. In fiscal 2014, there was no indication of impairment in the National Security reporting unit or the Health & Civil reporting unit as the fair value was more than 20% higher than the carrying value. The fair value of the reporting units was higher than the carrying value as a result of higher industry valuation multiples, an increase in backlog and higher expected profit margins. In fiscal 2013, the carrying values of Defense, Civil and IHL reporting units exceeded their respective fair values, indicating a potential impairment. There was no indication of impairment in the Health reporting unit.
In fiscal 2013, the Company performed the second step of the goodwill impairment analysis to measure the amount of the impairment charge in its Civil, Defense and IHL reporting units. In step two, the fair value determined in step 1 is allocated to the

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

tangible and intangible assets and liabilities of the reporting unit to derive an implied fair value of the reporting unit’s goodwill. Based on the results of the step two analyses, the Company recorded a $293.9 million goodwill impairment in fiscal 2013.
The fiscal 2013 impairment charge by reporting unit is as follows (in thousands):

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
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill as of June 30, 2012	$1,061,796
Acquisition of MorganFranklin NSS	19,817
Impairment	(293,853)
Goodwill as of June 30, 2013	$787,760
Sale of a portion of the Health & Civil business	(4,156)
Goodwill as of June 30, 2014	$783,604
Given the goodwill impairment in fiscal 2013, the Company assessed the value of future undiscounted net cash flows related to the identified intangible assets with finite lives, without interest charges. The Company concluded that the carrying amount of the assets did not exceed the future undiscounted net cash flows, and therefore, the identified intangible assets were not impaired in fiscal 2013. In fiscal 2014, there was no triggering event to assess whether identified intangible assets were impaired. Identified intangible assets for the periods presented consisted of the following (in thousands):

		June 30, 2013
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20 years	$289,400	$(35,374)	$254,026
Order backlog and developed technology	4 years	215,290	(144,219)	71,071
Software development costs	7 years	2,930	(105)	2,825
Total identified intangible assets	13 years	$507,620	$(179,698)	$327,922

		June 30, 2014
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20 years	$288,901	$(62,556)	$226,345
Order backlog and developed technology	4 years	212,798	(187,634)	25,164
Software development costs	7 years	2,930	(523)	2,407
Total identified intangible assets	13 years	$504,629	$(250,713)	$253,916
Software development costs relate to the implementation and setup of a human capital management system during fiscal 2013.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amortization expense of identified intangible assets was $0.4 million for the period from July 1, 2011 through July 20, 2011, $91.6 million for the period from July 21, 2011 through June 30, 2012, $88.1 million for fiscal 2013 and $72.7 million for fiscal 2014. Identified intangible assets are amortized based on the expected benefits of the assets over estimated useful lives ranging from 4 to 20 years. Estimated amortization expense is as follows for the periods indicated (in thousands):

Fiscal year ending June 30,
2015	$57,823
2016	38,327
2017	30,604
2018	24,754
2019	20,256
Thereafter	82,152
Total	$253,916
4. Benefit Plan:
The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan, or the Plan. All regular and full-time employees are generally eligible to participate in the Plan. The Board of Directors can make changes to the matching contribution percentage at any time. The Company’s matching contribution expense was $0.5 million, $14.2 million, $15.6 million and $10.7 million in the period from July 1, 2011 through July 20, 2011, the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014, respectively.
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
Assumptions
In calculating the compensation expense for options granted, the Company utilizes the Black-Scholes-Merton model to value the service options and the Monte Carlo or binomial lattice model to value the performance options. The weighted average assumptions used to calculate fair market value of the stock options in the models for the periods presented were as follows:

	Fiscal Year Ended June 30,
	2012	2013	2014

Expected volatility	42.0%	42.0%	142.5%
Expected term (in years)	4.25	4.25	4.5
Risk-free interest rate	0.42%	0.42%	0.63%
Dividend yield	—%	—%	—%
The expected volatility is based upon the combination of the Company’s historical stock volatility as a public company before the announcement of the Transaction, the historical volatility of peer public companies’ stock prices and the implied volatility of comparable, publicly traded companies' share prices determined from publicly traded call options, as applicable.
The expected term is estimated based on exit event scenarios. The risk-free rate is based on the forward U.S. Treasury note yields over the expected term. The Company used a dividend yield percentage of zero because the Company has not historically paid dividends.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The estimated forfeiture rate was 20%, 35% and 40% for fiscal 2012, 2013 and 2014, respectively, based on an analysis of the Company’s historical forfeiture rate averages since the Transaction.
The following table summarizes stock option activity for fiscal 2014:

Service Options:
Shares under option at June 30, 2013	25,210
Options granted	5,362
Options exercised	—
Options forfeited or cancelled	(4,501)
Shares under option at June 30, 2014	26,071
Options exercisable at June 30, 2014	8,142

Performance Options:
Shares under option at June 30, 2013	25,488
Options granted	5,362
Options forfeited or cancelled	(4,893)
Shares under option at June 30, 2014	25,957
For the service options, the weighted-average exercise price is $1,000. The weighted-average fair value per option granted, calculated based on the Black-Scholes-Merton model, was $341, $341 and $192 for fiscal 2012, 2013 and 2014, respectively. For the performance options, the weighted-average exercise price is $1,000. The weighted-average fair value per option granted, calculated based on the binomial lattice model for 2012 and 2013 and the Monte Carlo model for 2014, was $188, $188 and $186 for fiscal 2012, 2013 and 2014, respectively.
As of June 30, 2014, the aggregate intrinsic value of the stock options is zero, as the per share exercise price of the Company’s stock options exceeded their per share fair value.
Restricted Stock
In fiscal 2012, pursuant to the Chief Executive Officer’s, or CEO’s, employment agreement, the CEO was granted 1,000 shares of Sterling Holdco restricted stock at $1,000 per share. The restricted shares vest 20% per year on each of the first five anniversaries of the CEO’s date of employment with the Company.
In June 2013, the Sterling Holdco Board of Directors approved a restricted stock plan, the Restricted Stock Plan. The Board may award shares of restricted stock under the Restricted Stock Plan, at its discretion, to key employees. As of June 30, 2014, the number of authorized shares eligible for grant under the Restricted Stock Plan was 19,340 shares of Sterling Holdco’s common stock.
Vesting of restricted stock awarded under the Restricted Stock Plan is subject to the grantee’s continuous employment with the Company from the grant date to the vesting date. Restricted stock awarded prior to September 2013 vests 36 months from the grant date. The September 2013 restricted stock awards vest in three equal installments annually on the anniversary of the grant date and subject to an attainment of a Company performance condition. Vested restricted stock issued under the Restricted Stock Plan remains subject to certain sales and transfer restrictions.
 The following table summarizes restricted stock activity for awards issued under the Restricted Stock Plan to Company employees and awards issued in fiscal 2012 pursuant to the Chief Executive Officer’s employment agreement for fiscal 2014:

Nonvested restricted shares at June 30, 2013	12,165
Restricted shares granted	3,309
Restricted shares vested	(200)
Restricted shares forfeited	(3,198)
Nonvested restricted shares at June 30, 2014	12,076

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted-average grant-date fair value of the restricted stock granted in fiscal 2012 and 2013 was $1,000 and $250 per share, respectively. The weighted-average grant-date fair value of the restricted stock granted in fiscal 2014 was $200 per share, which is restricted by a Company performance condition. The per share value calculated for purposes of recording stock-based compensation expense was determined using a discounted cash flow analysis as well as comparative market multiples, and was discounted for lack of marketability.
Stock Compensation Expense
The Company recognized stock-based compensation expense related to the stock options and restricted stock of $1.8 million, $2.8 million and $3.3 million for the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014, respectively. The total amount of unrecognized compensation expense related to unvested stock-based compensation arrangements was $7.0 million as of June 30, 2014 and is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.
6. Accounts Receivable:
Accounts receivable, net as of June 30, 2013 and 2014 consisted of the following (in thousands):

	June 30,
	2013	2014

Billed and billable, net of allowance of $773 and $957 as of June 30, 2013 and 2014, respectively	$250,079	$201,427
Unbilled:
Retainages	3,465	4,031
Revenue recorded in excess of milestone billings on fixed-price contracts	16,947	12,595
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	2,208	5,184
Allowance for unbillable amounts	(5,223)	(5,560)
Total unbilled	17,397	16,250
Total accounts receivable	$267,476	$217,677
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
Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows (in thousands):

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014

Beginning balance	$601	$610	$532	$773
Charged to costs and expenses	9	(78)	241	184
Ending balance	$610	$532	$773	$957

Changes in the Company’s allowance for unbillable amounts for the periods presented were as follows (in thousands):

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014

Beginning balance	$5,548	$5,501	$5,269	$5,223
Charged to costs and expenses	(47)	(232)	(46)	337
Ending balance	$5,501	$5,269	$5,223	$5,560
Billings in excess of revenue totaled $8.6 million at June 30, 2013 and $10.8 million as of June 30, 2014. Billings in excess of the revenue recognized are classified as a current liability in the consolidated balance sheet.
Accounts Receivable Factoring
During fiscal 2014, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $50 million at any time. For fiscal 2014, the Company sold approximately $142.2 million of receivables and recognized a related loss of $0.4 million in selling, general and administrative expenses. As of June 30, 2014, the balance of the sold receivables was approximately $25.4 million, and the related deferred price was approximately $2.5 million.
7. Composition of Certain Financial Statement Captions:
Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30,
	2013	2014
Prepaid expenses and other
Taxes and taxes receivable	$3,353	$—
Maintenance and software	2,447	1,575
Rent	2,634	237
Other	6,988	3,831
Total prepaid expenses and other	$15,422	$5,643

Property and equipment
Leasehold improvements	$22,491	$22,482
Furniture, equipment and software	29,996	32,185
Total property and equipment	52,487	54,667
Less: Accumulated depreciation and amortization	(27,676)	(35,742)
Total property and equipment, net	$24,811	$18,925

Other long-term assets
Debt issuance costs, net	$38,123	$31,566
Other	4,429	4,066
Total other long-term assets	$42,552	$35,632

Accounts payable and accrued expenses
Vendor obligations	$78,364	$86,658
Accrued interest	11,059	23,215
Interest rate derivative liability	4,484	10,729
Facility exit charge	1,398	8,173
Other	8,016	7,851
Total accounts payable and accrued expenses	$103,321	$136,626

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$25,183	$35,195
Accrued leave	49,928	33,694
Accrued fringe benefits	9,896	14,128
Total accrued payroll and employee benefits	$85,007	$83,017

Other long-term liabilities
Interest rate derivative liability	$15,563	$8,803
Deferred rent	8,094	9,433
Facility exit charge	2,140	5,193
Other	967	1,312
Total other long-term liabilities	$26,764	$24,741
8. Debt:
On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.
At June 30, 2013 and 2014, debt consisted of the following (in thousands):

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30,
	2013	2014

Secured Term Loan B Facility	$715,000	$675,000
Less: Unamortized discount	(6,333)	(5,073)
Secured Term Loan B Facility, net	708,667	669,927
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,108,667	1,069,927

Less: Current portion of long-term debt	—	(22,000)

Long-term debt	$1,108,667	$1,047,927
As of June 30, 2014, the fair value of the Company’s debt, based on recent trading activity, approximated carrying value.
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
The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings under its Revolver as of June 30, 2013 and 2014. If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 5.0x as of June 30, 2014. The NSSLR requirement decreases over time to 4.5x as of June 30, 2016. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.7x as of June 30, 2013 and 3.2x as of June 30, 2014. As of June 30, 2014, the Company was in compliance with all of its covenants.
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
In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt. The Company is required to make annual payments equal to 75% of ECF, with a reduction to 50% based upon achievement of a net senior secured leverage ratio of less than 3.5x, 25% if less than 2.75x and zero if less than 2.0x. Any required ECF payments are due on October 15 each year. The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the Company’s required quarterly principal payments and required ECF principal payments for fiscal 2012. The Company repaid $20.0 million of its Term Loan B Facility in fiscal 2013, which satisfied the Company’s required ECF principal payments for fiscal 2013. The Company's fiscal 2014 ECF requirement is $62.0 million, of which the Company repaid $40.0 million during fiscal 2014. The remaining $22.0 million is due October 15, 2014 and is included in current liabilities on the consolidated balance sheet.
The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014, $1.3 million, $1.1 million and $1.3 million, respectively, of the original issue discount were amortized and reflected in interest expense in the consolidated statements of operations.
Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the period from July 21, 2011 through June 30,

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2012, fiscal 2013 and 2014, $6.1 million, $6.0 million and $6.6 million, respectively, of costs were amortized and reflected in interest expense in the consolidated statements of operations.
As of June 30, 2014, interest accrued at an average rate of 6.5% for the senior secured credit facilities. Interest payments of $52.6 million, $47.8 million and $36.7 million were made in the period from July 21, 2011 through June 30, 2012, for fiscal 2013 and 2014, respectively, including $0.4 million, $0.5 million and $0.6 million of commitment fees for the same periods.
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
As of June 30, 2013 and 2014, interest accrued at an average rate of 11.0% for the Senior Notes. The Company paid $30.7 million, $44.0 million and $44.0 million of interest related to the Senior Notes in the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014, respectively.
9. Derivative Instruments and Hedging Activities:
Hedge of Interest Rate Risk
Risk Management Objective of Using Derivatives
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. During the Successor periods, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2013 and 2014, the Company had outstanding interest rate derivatives with an initial combined notional value of $650.0 million and $565.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $10.7 million will be reclassified from AOCI into interest expense.
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $20.0 million and $19.5 million as of June 30, 2013 and 2014, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.
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
The Effect of Derivative Instruments on the Consolidated Statements of Operations & Consolidated Statements of Comprehensive Loss

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

All amounts recorded in other comprehensive loss are related to the Company’s derivatives. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, including the reclassifications out of the accumulated other comprehensive loss to the consolidated statements of operations (in thousands):

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014

Beginning of period	$—	$—	$(12,027)	$(12,183)
Other comprehensive loss before reclassifications
Total before tax	—	(19,997)	(1,798)	(4,064)
Tax effect	—	7,844	705	1,594
Net of tax	—	(12,153)	(1,093)	(2,470)
Amounts reclassified from accumulated other comprehensive income (loss)
Total before tax	—	208	1,542	4,578
Tax effect	—	(82)	(605)	(1,796)
Net of tax	—	126	937	2,782
Net other comprehensive (loss) income	—	(12,027)	(156)	312
End of period	$—	$(12,027)	$(12,183)	$(11,871)
The Company amortized $0.2 million, $1.5 million and $4.6 million of the interest rate derivatives from AOCI into interest expense in the consolidated statements of operations for the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014, respectively.
Credit Risk-Related Contingent Features
The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
If the Company had breached any of the provisions of the agreements at June 30, 2014, it could have been required to settle its obligations under the agreements at an estimated termination value. As of June 30, 2014, the termination value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $21.6 million. As of June 30, 2014, the Company had not breached any of the provisions or posted any collateral related to these agreements.
10. Income Taxes:
The benefit for income taxes for the periods presented was comprised of the following (in thousands):

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 Through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
Current provision (benefit)
Federal	$(15)	$164	$986	$1,605
State	385	878	(509)	905
Deferred provision (benefit)
Federal	(16,775)	(13,228)	(52,115)	(15,379)
State	(2,057)	(2,582)	(8,531)	(3,417)
Provision for (benefit from) income taxes	$(18,462)	$(14,768)	$(60,169)	$(16,286)

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the Company’s statutory federal income tax rate to the effective tax rate for the periods presented is shown below:

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.2	4.2	4.2
Reduction of state income tax benefit related to interest expense	—	(1.6)	—	—
Federal tax credits	0.1	0.9	0.1	1.1
Non-deductible Transaction costs	(7.8)	(0.2)	—	—
Non-deductible goodwill impairment	—	—	(23.6)	—
Other	(1.9)	(0.3)	0.2	—
Effective tax rate	29.6%	38.0%	15.9%	40.3%
The Company's fiscal 2014 effective tax rate is higher than the statutory income tax rate primarily due to federal tax credits.
The components of the Company’s deferred tax (liabilities) assets as of June 30, 2013 and 2014 were as follows (in thousands):

	June 30,
	2013	2014
Deferred tax assets
Compensated absences and other accruals not yet deductible for tax purposes	$25,194	$31,503
Financial statement depreciation in excess of tax depreciation	285	16,497
Nonqualified stock awards	2,024	3,108
Net operating loss carryforwards of acquired companies	29,041	6,274
Other	14,163	15,310
Total deferred tax asset	$70,707	$72,692

Deferred tax liabilities
Identified intangible assets	$(160,295)	$(146,289)
Prepaid expenses	(1,004)	(769)
Unbilled contract revenue	(38,499)	(35,930)
Total deferred tax liabilities	(199,798)	(182,988)
Net deferred tax liability	$(129,091)	$(110,296)
As of June 30, 2014, the Company had approximately $17.9 million of net federal operating loss, or NOL, carryforwards. The NOL carryforwards expire between fiscal 2031 through fiscal 2032.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Uncertain Tax Positions
The change in the Company’s unrecognized tax benefits for the periods presented is as follows (in thousands):

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014
Beginning balance	$666	$550	$581	$967
Gross increases related to prior year tax positions	—	—	376	251
Gross increase related to current year tax positions	10	60	157	93
Lapse of applicable statute of limitations	(126)	(29)	(147)	—
Ending balance	$550	$581	$967	$1,311
The Company’s unrecognized tax benefits as of June 30, 2014 primarily relate to federal research and development tax credits and deductions for qualified domestic production activities taken on the Company’s fiscal 2010 through fiscal 2014 tax returns. The Company’s unrecognized tax benefits as of June 30, 2014, if recognized, would reduce the effective tax rate. The Company does not anticipate any material changes in this position in the next 12 months.
The Internal Revenue Service, or IRS, is currently examining the Company’s federal income tax return for fiscal 2011. The Company does not anticipate any changes to its tax positions as a result of this examination.
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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Leases
Net rent expense for the periods presented was as follows (in thousands):

	Predecessor	Successor
	July 1, 2011 through July 20, 2011	July 21, 2011 through June 30, 2012	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014

Office space	$2,227	$34,539	$37,424	$32,203
Sublease income	(169)	(3,098)	(4,158)	(4,161)
Furniture and equipment	65	675	556	504
Total	$2,123	$32,116	$33,822	$28,546
The following table summarizes the Company’s future minimum rental commitments under noncancellable operating leases, primarily for office space, as of June 30, 2014 (in thousands):

	Rental Commitments (a)	Sublease Income	Net Commitment
Fiscal Year Ending June 30,
2015	$28,716	$(293)	$28,423
2016	25,600	(83)	25,517
2017	20,415	—	20,415
2018	17,474	—	17,474
2019	15,192	—	15,192
Thereafter	116,388	—	116,388
Total future minimum lease payments	$223,785	$(376)	$223,409
___________

(a)
Includes approximately $6.9 million, $2.7 million, $1.2 million, $0.7 million, $0.6 million and $3.6 million of future cash payments for fiscal 2015, 2016, 2017, 2018, 2019 and thereafter, respectively, related to the underutilized space that the Company exited during fiscal 2012, 2013 and 2014 (see Note 12).

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
As previously reported, on April 7, 2011, the Southeastern Pennsylvania Transportation Authority, or SEPTA, filed a lawsuit in the Court of Chancery of Delaware (captioned S.E. Pa. Trans. Auth. v. Volgenau, et. al, Case No. 6354 (Del. Ch.)). On April 29, 2011, SEPTA filed an amended complaint and filed a second amended complaint on June 23, 2011. The second amended complaint alleges, among other things, that the Board and Dr. Ernst Volgenau breached various fiduciary duties in connection with

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the structuring, review and approval of the Transaction.   On August 5, 2013, the Delaware Court of Chancery granted defendants’ motions for summary judgment on all counts and issued an implementing order dismissing the lawsuit with prejudice.   On October 14, 2013 the plaintiff appealed the decision of the Court of Chancery to the Delaware Supreme Court.   On May 13, 2014, Delaware Supreme Court upheld the ruling of the Delaware Chancellor Court issued on August 5, 2013 and dismissed the appeal.
On April 25, 2011, Andrei Sinioukov filed a lawsuit in the United States District Court for the Eastern District of Virginia (captioned Sinioukov v. SRA Int’l, Inc., et al, Civil Action No. 1:11-cv-447 (E.D. Va. filed Apr. 25, 2011)). On June 4, 2014 the suit was dismissed with prejudice.
12.    Facility Exit Costs:
Periodically the Company initiates activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities and recognized a total facility exit charge of $4.4 million, $3.8 million and $12.8 million during fiscal 2012, 2013 and 2014, respectively, which was included in selling, general and administrative expenses on the consolidated statement of operations. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2026.
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

Balance as of June 30, 2012	$3,979
Facility exit costs accrued	3,811
Cash payments	(3,979)
Non-cash settlement	(273)
Balance as of June 30, 2013	3,538
Facility exit costs accrued	12,810
Cash payments	(2,202)
Non-cash settlement	(780)
Balance as of June 30, 2014	13,366
Current portion of facility exit charge liability	(8,173)
Long-term facility exit charge liability	$5,193
13. Related Party Transactions:
In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $1.8 million, $1.9 million and $1.8 million in management fees and expenses for the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014, respectively.
As of June 30, 2012, a Providence affiliate owned $11.7 million of the Company’s Term Loan B Facility. During fiscal 2013, the Providence affiliate had sold all of its interest in the Company’s Term Loan B Facility. Interest payments of approximately $1.0 million and $0.4 million were made for this portion of the Term Loan B Facility during the period from July 21, 2011 through June 30, 2012 and fiscal 2013, respectively.
Kathleen Yoshida, the daughter of Mr. Burke, an executive officer of the Company, is employed by the Company as a vice president. For fiscal 2013 and 2014, her salary and other compensation paid by the Company totaled $0.2 million. Ms. Yoshida participates in the Company’s 401(k) plan and is eligible to receive matching contributions in accordance with Company policy, and received an annual equity award in fiscal 2013 in an amount consistent with the fiscal 2013 equity award grants made to similarly situated employees.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the period from July 21, 2011 through June 30, 2012, fiscal 2013 and 2014 were $8.2 million, $7.6 million and $5.3 million, respectively.
As of June 30, 2013, there were no amounts due from related parties and $0.1 million due to related parties, which was included in the accompanying consolidated balance sheet. As of June 30, 2014, there were no amounts due from related parties and $0.6 million due to related parties, which was included in the accompanying consolidated balance sheet.
14. Unaudited Quarterly Financial Data:

Fiscal Year Ended June 30, 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(unaudited, in thousands)

Revenue	$389,849	$376,699	$376,297	$364,877
Cost of services	296,981	285,421	283,154	274,458
Operating income (loss) (a)	14,190	16,336	19,476	(326,731)
Net loss	$(7,383)	$(5,551)	$(1,194)	$(303,166)

Fiscal Year Ended June 30, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(unaudited, in thousands)

Revenue	$349,823	$333,713	$355,930	$346,897
Cost of services	264,137	260,050	276,319	259,901
Operating income	20,604	13,069	9,295	20,710
Net loss	$(3,541)	$(8,168)	$(9,288)	$(3,165)
(a) In the fourth quarter of fiscal 2013, the Company recorded a $345.8 million impairment charge related to goodwill and trade names. See Note 3 for further discussion.