Form 10-Q
period 2014-09-30
SRA INTERNATIONAL, INC.
filed 2014-11-07
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of November 7, 2014, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2014	September 30, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,840	$118,442
Restricted cash	1,619	1,619
Accounts receivable, net	217,677	208,969
Prepaid expenses and other	5,643	8,468
Total current assets	333,779	337,498
Property and equipment, net	18,925	19,455
Goodwill	783,604	783,604
Trade names	150,200	150,200
Identified intangibles, net	253,916	239,205
Other long-term assets	35,632	33,649
Total assets	$1,576,056	$1,563,611

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$22,000	$21,417
Accounts payable and accrued expenses	136,626	135,810
Accrued payroll and employee benefits	83,017	78,183
Billings in excess of revenue recognized	10,801	9,295
Deferred income taxes	5,355	3,487
Total current liabilities	257,799	248,192
Long-term debt	1,047,927	1,048,838
Deferred income taxes	104,941	105,391
Other long-term liabilities	24,741	20,811
Total liabilities	1,435,408	1,423,232
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding as of June 30, 2014 and September 30, 2014	—	—
Additional paid-in capital	522,919	525,111
Accumulated other comprehensive loss, net of tax	(11,871)	(10,174)
Accumulated deficit	(370,400)	(374,558)
Total stockholder's equity	140,648	140,379
Total liabilities and stockholder's equity	$1,576,056	$1,563,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2013	2014

Revenue	$349,823	$338,614
Operating costs and expenses:
Cost of services	264,137	255,763
Selling, general and administrative	45,541	44,929
Depreciation and amortization of property and equipment	2,585	2,076
Amortization of intangible assets	18,520	14,772
Gain on the sale of a portion of the Health & Civil business	(1,564)	—
Total operating costs and expenses	329,219	317,540
Operating income	20,604	21,074
Interest expense	(26,171)	(27,274)
Interest income	10	14
Loss before income taxes	(5,557)	(6,186)
Benefit from income taxes	(2,016)	(2,028)
Net loss	$(3,541)	$(4,158)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2013	2014

Net loss	$(3,541)	$(4,158)
Unrealized (loss) gain on interest rate swaps, net of tax	(95)	1,697
Comprehensive loss	$(3,636)	$(2,461)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2013	2014

Cash flows from operating activities:
Net loss	$(3,541)	$(4,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,908	2,435
Amortization of intangible assets	18,520	14,772
Stock-based compensation	1,334	2,223
Deferred income taxes	(2,256)	(2,513)
Amortization of original issue discount and debt issuance costs	1,924	2,045
Gain on the sale of a portion of the Health & Civil business	(1,564)	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	24,591	8,286
Prepaid expenses and other	403	(2,825)
Accounts payable and accrued expenses	(10,184)	(668)
Accrued payroll and employee benefits	(2,151)	(4,834)
Billings in excess of revenue recognized	1,061	(1,506)
Other	623	(509)
Net cash provided by operating activities	31,668	12,748

Cash flows from investing activities:
Capital expenditures	(3,660)	(3,146)
Proceeds from the sale of a portion of the Health & Civil business	5,492	—
Net cash provided by (used in) investing activities	1,832	(3,146)

Cash flows from financing activities:
Net cash used in financing activities	—	—

Net increase in cash and cash equivalents	33,500	9,602
Cash and cash equivalents, beginning of period	5,050	108,840
Cash and cash equivalents, end of period	$38,550	$118,442

Supplementary Cash Flow Information
Cash paid for interest	35,435	20,061
Cash paid for income taxes	174	1,107
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 8, 2014.
Nature of Business
SRA provides technology and strategic consulting services and solutions primarily to U.S. federal government organizations. The Company provides services and solutions that enable mission performance, improve efficiency of operations, and/or reduce operating costs. The Company's portfolio of customers spans a broad variety of federal agencies and is organized around them into two business groups: National Security group and Health & Civil group.
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
The Company did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2014 or September 30, 2014. However, the fair value measurement concepts are applied in determining the fair value of goodwill and intangible assets for the purposes of assessing impairment. The valuation models used in the impairment analysis are based in part on estimated future operating results and cash flows. Because these factors are derived from the Company's estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.

The Company’s financial instruments include cash, trade receivables, vendor payables, debt, and derivative financial instruments. As of June 30, 2014 and September 30, 2014, the carrying value of cash, trade receivables and vendor payables approximated their fair value. See Note 5 for a discussion of the fair value of the Company’s debt. See Note 6 for a discussion of the fair value of the Company’s derivative financial instruments.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company's fiscal 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company's financial statements.
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
The following table summarizes stock option activity for the three months ended September 30, 2014:

Service Options:
Shares under option at June 30, 2014	26,071
Options granted	183
Options forfeited or cancelled	(1,193)
Shares under option at September 30, 2014	25,061
Options exercisable at September 30, 2014	12,401

Performance Options:
Shares under option at June 30, 2014	25,957
Options granted	183
Options forfeited or cancelled	(539)
Shares under option at September 30, 2014	25,601
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
Vesting of restricted stock awarded under the Restricted Stock Plan is subject to the grantee’s continuous employment with the Company from the grant date to the vesting date. Restricted stock awarded prior to September 2013 vests 36 months from the grant date. The September 2013 restricted stock awards vest in three equal installments annually on the anniversary of the grant date and transferability of vested shares are subject to an attainment of a Company performance condition. Vested restricted stock issued under the Restricted Stock Plan remains subject to certain sales and transfer restrictions.
The following table summarizes restricted stock activity for awards issued under the Restricted Stock Plan to Company employees and awards issued in fiscal 2012 pursuant to the Chief Executive Officer’s employment agreement for the three months ended September 30, 2014:

Nonvested restricted shares of Sterling Holdco at June 30, 2014	12,076
Restricted shares granted	—
Restricted shares vested	(200)
Restricted shares forfeited	(245)
Nonvested restricted shares of Sterling Holdco at September 30, 2014	11,631
Stock Compensation Expense
The Company recognized stock-based compensation expense related to the stock options and restricted stock of $1.3 million and $2.2 million for the three months ended September 30, 2013 and 2014, respectively.
3. Accounts Receivable:
Accounts receivable, net as of June 30, 2014 and September 30, 2014 consisted of the following (in thousands):

	June 30, 2014	September 30, 2014

Billed and billable, net of allowance of $957 and $892 as of June 30, 2014 and September 30, 2014, respectively	$201,427	$193,985
Unbilled:
Retainages	4,031	4,101
Revenue recorded in excess of milestone billings on fixed-price contracts	12,595	13,817
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	5,184	2,882
Allowance for unbillable amounts	(5,560)	(5,816)
Total unbilled	16,250	14,984
Accounts receivable, net	$217,677	$208,969
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
Billings in excess of revenue recognized totaled $10.8 million and $9.3 million at June 30, 2014 and September 30, 2014, respectively. Billings in excess of the revenue recognized are included in current liabilities in the condensed consolidated balance sheets.
During fiscal 2014, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $50 million at any time. During the first quarter of fiscal 2015, the Company sold approximately $86.1 million of receivables and recognized a related loss of $0.2 million in selling, general and administrative expenses. As of September 30, 2014, the balance of the sold receivables was approximately $16.8 million, and the related deferred price was approximately $1.7 million.
4. Composition of Certain Financial Statement Captions:
Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30, 2014	September 30, 2014

Prepaid expenses and other
Taxes and taxes receivable	$—	$544
Maintenance and software	1,575	2,238
Rent	237	350
Other	3,831	5,336
Total prepaid expenses and other	$5,643	$8,468

Property and equipment
Leasehold improvements	$22,482	$22,236
Furniture, equipment and software	32,185	34,365
Total property and equipment	54,667	56,601
Less: Accumulated depreciation and amortization	(35,742)	(37,146)
Total property and equipment, net	$18,925	$19,455

Identified intangibles
Acquired intangible assets	$501,699	$501,699
Software development costs	2,930	2,990
Total identified intangibles	504,629	504,689
Less: Accumulated amortization	(250,713)	(265,484)
Total identified intangibles, net	$253,916	$239,205

Other long-term assets
Debt issuance costs, net	$31,566	$29,849
Other	4,066	3,800
Total other long-term assets	$35,632	$33,649

Accounts payable and accrued expenses
Vendor obligations	$86,658	$78,765
Accrued interest	23,215	28,383
Interest rate derivative liability	10,729	10,590
Facility exit charge	8,173	8,631
Other	7,851	9,441
Total accounts payable and accrued expenses	$136,626	$135,810

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$35,195	$29,510
Accrued leave	33,694	31,483
Other	14,128	17,190
Total accrued payroll and employee benefits	$83,017	$78,183

Other long-term liabilities
Interest rate derivative liability	$8,803	$6,150
Deferred rent	9,433	9,032
Facility exit charge	5,193	4,295
Other	1,312	1,334
Total other long-term liabilities	$24,741	$20,811

5. Debt:
On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.
At June 30, 2014 and September 30, 2014, debt consisted of the following (in thousands):

	June 30, 2014	September 30, 2014

Secured Term Loan B Facility	$675,000	$675,000
Less: Unamortized discount	(5,073)	(4,745)
Secured Term Loan B Facility, net	669,927	670,255
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,069,927	1,070,255

Current portion of long-term debt	(22,000)	(21,417)

Long-term debt	$1,047,927	$1,048,838
As of September 30, 2014, the estimated fair value of the Company’s outstanding debt was $1,099.3 million.  The estimated fair value of our outstanding debt was determined based on quoted prices for similar instruments in active markets (Level 2 inputs).
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
The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings on its Revolver as of June 30, 2014 and September 30, 2014.   If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 4.75x as of September 30, 2014. The NSSLR requirement decreases over time to 4.5x as of June 30, 2016. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.2x as of June 30, 2014 and 3.1x as of September 30, 2014. As of September 30, 2014, the Company was in compliance with all of its covenants.
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
In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt. The Company is required to make annual payments equal to 50% of ECF based upon achievement of a net senior secured leverage ratio, or NSSLR, between 2.75x and 3.5x. The required annual payments adjust to 75% of ECF when NSSLR is greater than 3.5x, 25% of ECF when NSSLR is between 2x and 2.75x, and zero if NSSRL is less than 2x. Any required ECF payments are due in October each year, subject to acceptance by the lenders. The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the Company’s required quarterly principal payments and required ECF principal payments for fiscal 2012. The Company repaid $20.0 million of its Term Loan B Facility in fiscal 2013, which satisfied the Company’s required ECF principal payments for fiscal 2013. The Company's fiscal 2014 ECF requirement was $61.5 million, of which the

Company repaid $40.0 million during fiscal 2014. The remainder was tendered as payment in October 2014, of which $10.6 million was declined by the lenders and returned to the Company, as permitted by the facility.
The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During the three months ended September 30, 2013 and 2014, $0.3 million and $0.3 million of the original issue discount were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.
Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the three months ended September 30, 2013 and 2014, $1.6 million and $1.7 million of costs were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.
As of September 30, 2014, interest accrued at a rate of 6.5% for the senior secured credit facilities. Interest payments of $12.2 million and $18.9 million were made in the three months ended September 30, 2013 and 2014, respectively, including $0.3 million and $0.2 million of commitment fees for the same periods.
 Senior Notes due 2019
The Senior Notes due 2019 are guaranteed by all of the Company’s wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and have no independent assets or operations.
Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at the option of the Company, at varying redemption prices that generally include premiums. As of September 30, 2014, interest accrued at 11.0% for the Senior Notes. The Company paid $22.0 million of interest related to the Senior Notes in the three months ended September 30, 2013.
6. Derivative Instruments and Hedging Activities:
Hedge of Interest Rate Risk
Risk Management Objective of Using Derivatives
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2014 and September 30, 2014, the Company had outstanding interest rate derivatives with a combined notional value of $565.0 million and $525.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $10.6 million will be reclassified from AOCI into interest expense.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $19.5 million and $16.7 million as of June 30, 2014 and September 30, 2014, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.
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

	Three months ended September 30,
	2013	2014

Beginning of period	$(12,183)	$(11,871)
Other comprehensive loss before reclassifications
Total before tax	(1,349)	(59)
Tax effect	529	23
Net of tax	(820)	(36)
Amounts reclassified from accumulated other comprehensive income (loss)
Total before tax	1,193	2,851
Tax effect	(468)	(1,118)
Net of tax	725	1,733
Net other comprehensive (loss) income	(95)	1,697
End of period	$(12,278)	$(10,174)
Credit Risk-Related Contingent Features
The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
If the Company had breached any of the provisions of the agreements at September 30, 2014, it could have been required to settle its obligations under the agreements at an estimated termination value. As of September 30, 2014, the termination value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $20.3 million. As of September 30, 2014, the Company had not breached any of the provisions or posted any collateral related to these agreements.
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
In November 2013, DCMA issued a report that deemed the Company’s accounting system acceptable. Any future adverse audit findings or failure to obtain an “adequate” determination of the Company’s various accounting, estimating, and other management internal control systems from the responsible U.S. government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. The government may also decrement billings until cited deficiencies are corrected and a follow-up review has been performed by DCAA confirming corrective actions are adequate.
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
8. Facility Exit Costs:
Periodically the Company initiates activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities and recognized total facility exit charges of $0.1 million and $1.4 million during the three months ended September 30, 2013 and 2014, respectively. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2026.
In determining the fair value of the facility exit charges, the Company made estimates related to potential sublease income and future exit costs. If the actual amounts differ from the Company’s estimates, the amount of the facility exit charges could be impacted.
The following is a summary of the accrued facility exit charge (in thousands). The current portion is included in accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.

Balance as of June 30, 2014	$13,366
Facility exit costs accrued	1,355
Cash payments	(1,871)
Other	76
Balance as of September 30, 2014	12,926
Current portion of facility exit charge liability	(8,631)
Long-term facility exit charge liability	$4,295
9. Related Party Transactions:
In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $0.5 million and $0.5 million in management fees and expenses for the three months ended September 30, 2013 and 2014, respectively.
From time to time, and in the ordinary course of business, the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three months ended September 30, 2013 and 2014 were $1.1 million and $1.4 million, respectively.
As of June 30, 2014, there were no amounts due from related parties and $0.6 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As of September 30, 2014, there were no amounts due from related parties and $0.4 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.
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
Readers who are not familiar with our company or the financial statements of federal government information technology, or IT, service providers should closely review the "Description of Critical Accounting Policies and Estimates," and the "Description of Statement of Operations Items," sections included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 8, 2014. These sections provide background information that can help readers understand and analyze our financial information.
Overview
We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our customers by providing information technology, or IT, solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our IT service offerings include infrastructure services, software development, systems integration, cybersecurity, cloud computing, business intelligence, data analytics and mobile solutions. We also provide mission-specific domain expertise in areas such as intelligence analysis; energy and environmental consulting; enterprise logistics; and bioinformatics. We currently serve more than 200 federal government organizations, across National Security and Health & Civil markets, many of which we have served for over 20 years. Revenue from the federal government market represented 98% and 98% of our revenue for the three months ended September 30, 2013 and 2014, respectively. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) were approximately $338.6 million and $44.1 million for the three months ended September 30, 2014, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section entitled “Items Affecting the Comparability of our Operating Results.”
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on August 8, 2014 and this quarterly report on Form 10-Q, provide some, but not all possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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

Non-GAAP Financial Measures
Adjusted EBITDA presented in this section is a supplemental measure that is not required by, or presented in accordance with generally accepted accounting principles, or GAAP. This non-GAAP measure is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income, or any other performance measure derived in accordance with GAAP. In addition, our calculations of this non-GAAP measure may not be comparable to that of other companies. We believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of high-yield issuers, as well as management to assess operating performance.
Business Environment and Outlook
We generate approximately 98% of our revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. federal government. Accordingly, our business performance is affected by the overall level of federal spending.
In recent years, the government has faced fiscal and economic challenges that have created pressure to identify efficiencies in discretionary spending. The sequester cuts enacted by the Budget Control Act of 2011 reduced spending levels in most federal agencies, and the government shutdown in October 2013 discontinued many federal functions and associated contractor support for approximately two weeks.
On December 26, 2013, the President signed the Bipartisan Budget Act of 2013, which revised the limits on discretionary appropriations for government fiscal years 2014 and 2015, providing for higher levels of funding in those years than were allowed under the prior caps and budget enforcement procedures.  On January 17, 2014, the President signed a $1.1 trillion omnibus budget bill that finalized federal funding through September 30, 2014. The government’s fiscal year 2015 has begun under a Continuing Resolution scheduled to extend through December 11, 2014.
The federal budget challenges that adversely affected our industry’s financial performance from 2011 to 2013 have eased somewhat in 2014. In certain market segments, contract awards continue to face delays, pricing pressure and greater numbers of competitors. We have observed fewer instances of reduction in contract scope due to funding shortfalls and funding pressure has lessened over the past year.
Given that our business is broadly distributed across the federal government, we are well positioned to invest and grow in the most attractive market segments. Years of budget pressure have led to a growing backlog of IT needs that have not been fully addressed. We expect our customers to make critical investments in areas such as cybersecurity, operating efficiency, C4ISR, and health care system modernization, and to continue supporting homeland security and special-forces capabilities. We have very limited exposure to areas of the budget that face the most significant ongoing pressure, such as Overseas Contingency Operations spending in the Defense Department, which relates to less than 1% of our business portfolio.
Since fiscal 2011, we have streamlined our cost structure and focused our investments in high-priority markets and technologies. We have increased our annual investments in business development, capture and proposal activities, while significantly reducing our overall selling, general and administrative expenses, or SG&A, through reductions in our indirect labor force, consolidation and reconfiguration of underutilized office space, and reduction of fringe benefits. In fiscal 2014, we created additional efficiencies by realigning our business into two groups and exiting several underutilized facilities. We have also undertaken an initiative to improve the profitability of our contract base in order to optimize business performance.
We continue to believe we are well positioned to gain market share and achieve long-term growth, and this belief has been validated by our improved win rates, the quality of our bids, and contract award volume since the beginning of fiscal 2014. With less than two percent market share in federal IT and professional services, we feel that there are sufficient new business opportunities in our market to drive revenue growth and we continue to invest in our capacity to address them.
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
Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. New contract awards or orders generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Ceiling increases result from upward contract adjustments under existing contracts and increases in scope. “De-obligations and removals” refers to the removal from backlog of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the remaining contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

(in millions)	Three Months Ended September 30, 2014

Beginning backlog	$3,478.4

New contact awards	290.3
Ceiling increases	162.7
Total contract awards	453.0
De-obligations and removals	(40.5)
Net orders	412.5
Revenue recognized	(338.6)
Ending backlog	3,552.3

Funded	$867.1
Unfunded	2,685.2
Total backlog	$3,552.3
A key measure of our business growth is the ratio of gross contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using gross contract orders, was 1.3:1 and 1.2:1 for the three and twelve months ended September 30, 2014, respectively.
With over $100 billion of annual spending on federal information technology and professional services, our addressable market continues to support a large pipeline of new business opportunities. The total value of proposals we submitted in the three months ended September 30, 2014 was $1.7 billion. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for ID/IQ contracts or bids submitted as a subcontractor. As a result of this activity, we had approximately $2.2 billion of funded proposals awaiting award decision at September 30, 2014.
Our total backlog as of September 30, 2014 includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2021. Congress often appropriates funds for our customers on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. The U.S. government may cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.
As of September 30, 2014, we expect to recognize approximately 28% of our backlog as revenue within the next twelve months.
Contract Mix
When contracting with our customers, we typically enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

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
 The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months ended September 30,
	2013	2014

Cost-plus-fee	30%	27%
Time-and-materials	34%	39%
Fixed-price (a)	36%	34%
(a) Includes approximately 4% and 3% of the revenue earned on fixed-price-level-of-effort contracts for the three months ended September 30, 2013 and 2014, respectively.
Labor Utilization
Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time. As of September 30, 2014, we had approximately 5,300 employees. Direct labor utilization was 80.3% and 81.5% for the three months ended September 30, 2013 and 2014, respectively. In assessing labor utilization, management focuses on maintaining a high utilization rate to maximize profitability while ensuring time and resources are also spent strategically growing and managing the business. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.

Days Sales Outstanding
Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital requirement. From time to time we may offer discounts to our customers for early payment. We also utilize an accounts receivable factoring facility to accelerate cash flow and lower our DSO. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 53 as of September 30, 2014 and 60 days as of September 30, 2013.
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
Summary of Financial Results

	Three months ended September 30,
	2013	2014

Revenue	$349,823	$338,614
Operating costs and expenses:
Cost of services	264,137	255,763
Selling, general and administrative	45,541	44,929
Depreciation and amortization of property and equipment	2,585	2,076
Amortization of intangible assets	18,520	14,772
Gain on the sale of a portion of the Health & Civil business	(1,564)	—
Total operating costs and expenses	329,219	317,540
Operating income	20,604	21,074
Interest expense	(26,171)	(27,274)
Interest income	10	14
Loss before income taxes	(5,557)	(6,186)
Benefit from income taxes	(2,016)	(2,028)
Net loss	$(3,541)	$(4,158)

	Three months ended September 30,
	2013	2014

Net cash provided by operating activities	$31,668	$12,748
Net cash provided by (used in) investing activities	1,832	(3,146)
Net cash used in financing activities	—	—
Net increase in cash and cash equivalents	$33,500	$9,602
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
Adjusted EBITDA was consistent in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and decreased for the twelve months ended September 30, 2014 compared to the twelve months ended September 30, 2013. The decrease in the twelve month period was due primarily to a decline in direct labor services caused by the federal budget pressures and increasingly competitive market environment. Adjusted EBITDA margin for the three and twelve months ended September 30, 2014, excluding the impact of any acquisitions, was 13.0% and 13.0%, respectively, compared to 12.5% and 13.1% for the prior year periods.

	Three months ended September 30,
	2013	2014

Loss from continuing operations	$(3,541)	$(4,158)
Benefit from income taxes	(2,016)	(2,028)
Interest expense, net	26,161	27,260
Depreciation and amortization of property and equipment	2,908	2,435
Amortization of intangible assets	18,520	14,772
Stock compensation	1,334	2,223
Severance	(45)	347
Facility exit charge	111	1,355
Other, net	796	1,226
Gain on the sale of a portion of our Health & Civil business	(1,564)	—
Subtotal - Adjusted EBITDA before certain items	42,664	43,432
EBITDA impact of acquisitions	—	—
EBITDA impact of cost savings	1,231	664
Adjusted EBITDA	$43,895	$44,096

	Twelve months ended September 30,
	2013	2014

Loss from continuing operations	$(313,452)	$(24,778)
Benefit from income taxes	(58,289)	(16,298)
Interest expense, net	101,426	105,225
Depreciation and amortization of property and equipment	12,862	10,252
Amortization of intangible assets	84,522	68,963
Stock compensation	2,961	4,235
Severance	1,393	1,871
Facility exit charge	3,659	14,054
Other, net	5,258	4,436
Impairment of goodwill and other assets	345,753	—
Gain on the sale of a portion of our Health & Civil business	(1,564)	—
Subtotal - Adjusted EBITDA before certain items	184,529	167,960
EBITDA impact of acquisitions	2,025	—
EBITDA impact of cost savings	8,353	10,287
Adjusted EBITDA	$194,907	$178,247

The following items affect the comparability of our net loss period-over-period, and therefore, have been adjusted in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Severance charges incurred to primarily reduce our indirect labor force. The gross charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A expenses in the condensed consolidated statement of operations.

•	Certain other items including the following:

	Three months ended September 30,		Twelve months ended September 30,
	2013	2014	2013	2014

Signing and retention bonuses of certain executive officers	$—	$—	$148	$100
Management fees	438	438	1,751	1,750
Merger and acquisition costs	248	147	2,268	785
Other	110	641	1,091	1,801
Other, net	$796	$1,226	$5,258	$4,436

•	Impairment of goodwill and trade names as a result of the annual impairment analysis for fiscal 2013.

•	Gain on the sale of a portion of our Health & Civil business in the first quarter of fiscal 2014.

•
The acquisitions of MorganFranklin Corporation's National Security Solutions division, or NSS in December 2012. In calculating Adjusted EBITDA, we add the estimated EBITDA impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded.

•
As defined in our credit agreement, cost savings represents the EBITDA impact of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, for the periods presented, the cost savings adjustment represents the estimated EBITDA impact of actions taken to exit underutilized space in certain of our leased facilities, the run-rate cost savings associated with indirect labor reductions, savings associated with certain fringe benefit changes and cost savings achieved from specific actions to improve the profitability of our contract base.

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
Results of Operations
Revenue
Revenue decreased 3.2% to $338.6 million in the three months ended September 30, 2014 from $349.8 million in the three months ended September 30, 2013. The revenue decline was attributable to the completion of our FDIC (Federal Deposit Insurance Corporation) contract in April 2014. In the three months ended September 30, 2013, the FDIC contract contributed approximately $20.3 million in revenue. Excluding FDIC, revenue increased 2.7% from the September 30, 2013 quarter to the September 30, 2014 quarter.

Operating Costs and Expenses
Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Three months ended September 30,
	2013	2014	% Change

Cost of services	$264,137	$255,763	(3.2)%
Selling, general and administrative	45,541	44,929	(1.3)%
Depreciation and amortization of property and equipment	2,585	2,076	(19.7)%
Amortization of intangible assets	18,520	14,772	(20.2)%
Gain on the sale of a portion of the Health & Civil business	(1,564)	—	NMF

	(as a percentage of revenue)
Cost of services	75.5%	75.5%
Selling, general and administrative	13.0%	13.3%
Depreciation and amortization of property and equipment	0.7%	0.6%
Amortization of intangible assets	5.3%	4.4%
Gain on the sale of a portion of the Health & Civil business	(0.4)%	—%
NMF = Not meaningful
Cost of services consisted of the following for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2013	% of total	Three Months Ended September 30, 2014	% of total

Direct labor and related overhead	$134,276	50.8%	$130,084	50.8%
Subcontractor labor	86,572	32.8%	86,119	33.7%
Materials and other reimbursable costs	43,289	16.4%	39,560	15.5%
Total cost of services	$264,137		$255,763
Cost of services decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  This decrease is due to lower business volume resulting from completion of our FDIC contract in April 2014.  As a percentage of revenue, cost of services remained consistent in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
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
SG&A expenses decreased $0.6 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Excluding the impact of the facility exit charges, stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section listed “Items Affecting the Comparability of Our Operating Results,” SG&A expenses decreased approximately $3.7 million in the three months ended September 30, 2014 compared to the comparable period of the prior year. The decrease is primarily a result of actions taken to align our indirect costs with our volume of business and maintain competitive cost position.
Depreciation and amortization of property and equipment did not materially change in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Amortization of intangible assets decreased in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 as amortization is recorded on an accelerated basis based on the expected benefits of the assets.

The Company recorded a gain on the sale of a portion of the Health & Civil business of $1.6 million recognized on the sale of six contracts from the Health & Civil group during the first quarter of fiscal 2014. For details, see Note 1 to our condensed consolidated financial statements as of and for the fiscal quarter ended September 30, 2014 included in this quarterly report on Form 10-Q.
Interest

	Three months ended September 30,
	2013	2014

Interest expense	$(26,171)	$(27,274)
Interest income	10	14
Interest, net	$(26,161)	$(27,260)
Interest expense increased in three months ended September 30, 2014 by $1.1 million compared to the comparable prior year period primarily due to an increase of the fixed rates on our interest rate swaps. Interest expense for the three months ended September 30, 2014 includes amortization of original issue discount and debt issuance costs of $2.0 million compared to $1.9 million in the comparable prior year period. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of September 30, 2014, we had fixed the interest rate on all but $150.0 million of our outstanding total debt.
Income Taxes
Our effective tax rate for the three months ended September 30, 2013 and 2014 was a tax benefit of 36.3% and 32.8%, respectively. Our first quarter fiscal 2014 and 2015 effective tax rates are lower than the statutory income tax rate primarily due to non-deductible permanent items and minimal state taxes.
Liquidity and Capital Resources
Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of September 30, 2014 was $89.3 million compared to $76.0 million as of June 30, 2014. As of September 30, 2014, our total unrestricted cash was $118.4 million and our total outstanding debt was approximately $1.1 billion, excluding unamortized discount.

	Three months ended September 30,
	2013	2014

Net cash provided by operating activities	$31,668	$12,748
Net cash provided by (used in) investing activities	1,832	(3,146)
Net cash used in financing activities	—	—
Net increase in cash and cash equivalents	$33,500	$9,602
Cash Flow
Accounts receivable represent our largest working capital requirement. We bill the majority of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and the timing of vendor and tax payments.
Net cash provided by operating activities was $31.7 million and $12.7 million in the three months ended September 30, 2013 and 2014, respectively. In the three months ended September 30, 2014, the decrease in cash provided by operating activities was primarily due to timing of interest payments and the collection of receivable balances.
Net cash provided by investing activities was $1.8 million for the three months ended September 30, 2013 and net cash used in investing activities was $3.1 million in the three months ended September 30, 2014. In the three months ended September 30, 2014, net cash used in investing activities represented $3.1 million of capital expenditures. In the three months ended September 30, 2013, net cash provided by investing activities was driven by $5.5 million from the sale of a portion of the Health & Civil business offset partially by capital expenditures of $3.7 million.
There was no cash used in financing activities during the three months ended September 30, 2013 or 2014.

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
Our Term Loan B Facility requires annual payments of up to 50% of ECF based upon achievement of a net senior secured leverage ratio, or NSSLR, between 2.75x and 3.5x. The required annual payments adjust to 75% of ECF when NSSLR is greater than 3.5x, 25% of ECF when NSSLR is between 2x and 2.75x, and zero if NSSRL is less than 2x. Any required ECF payments are due in October each year, subject to acceptance by the lenders.
We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of September 30, 2014, we had no outstanding letters of credit or borrowings under our Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The required ratio decreases over time from less than or equal to 4.75x as of September 30, 2014 to less than or equal to 4.5x as of June 30, 2016. As of September 30, 2014, our net senior secured leverage ratio was 3.1x. We were in compliance with all of our covenants as of September 30, 2014.
We repaid $140.0 million of our Term Loan B Facility in fiscal 2012, which satisfied all of the required quarterly principal payments for the term of the loan and satisfied our required ECF principal payments for fiscal 2012. We repaid $20.0 million of our Term Loan B Facility in fiscal 2013, which satisfied our required ECF principal payments for fiscal 2013. The fiscal 2014 ECF requirement was $61.5 million, of which we repaid $40.0 million during fiscal 2014. The remainder was tendered as payment in October 2014, of which $10.6 million was declined by the lenders and returned to the Company, as permitted by the facility.
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
Capital Requirements
We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be less than 0.9% of revenue, for at least the next twelve months.
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
Accounts Receivable Factoring
During fiscal 2014, we entered into an accounts receivable purchase agreement under which we sell certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from our consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $50 million at any time. During the three months ended September 30, 2014, we sold approximately $86.1 million of receivables and recognized a related loss of $0.2 million in selling, general and administrative expenses. As of September 30, 2014, the balance of the sold receivables was approximately $16.8 million, and the related deferred price was approximately $1.7 million. The factoring agreement resulted in accelerated cash flow to the Company.

Off-Balance Sheet Arrangements
As of September 30, 2014, other than operating leases, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.
For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 6 to our condensed consolidated financial statements as of and for the period ended September 30, 2014 included in this quarterly report on Form 10-Q.
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
For a full discussion of our critical accounting policies, refer to the "Description of Critical Accounting Policies and Estimates" section included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 8, 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our fiscal 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in our Form 10-K filed with the Securities and Exchange Commission on August 8, 2014.
Interest Rate Risk
Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity of the swaps in July 2016. As of September 30, 2014 we had fixed the interest rate on $525.0 million of our outstanding Term Loan B Facility. The interest rate on the remaining $150.0 million of our outstanding Term Loan B Facility was variable. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.24% at September 30, 2014. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.5 million based on the unhedged portion of our senior secured credit facilities outstanding as of September 30, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information relating to legal proceedings, see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and filed with the Securities and Exchange Commission on August 8, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.		Description

10.21	+	Enhanced Severance Eligibility Agreement dated September 17, 2014 by and between the Company and David Keffer

31.1	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	+	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	+	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

+	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 7th day of November, 2014.

SRA INTERNATIONAL, INC.

By:	/S/ DAVID F. KEFFER
David F. Keffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)