Form 10-Q
period 2014-12-31
SRA INTERNATIONAL, INC.
filed 2015-02-06
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of February 6, 2015, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2014	December 31, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,840	$95,830
Restricted cash	1,619	681
Accounts receivable, net	217,677	225,739
Prepaid expenses and other	5,643	7,697
Total current assets	333,779	329,947
Property and equipment, net	18,925	18,484
Goodwill	783,604	783,604
Trade names	150,200	150,200
Identified intangibles, net	253,916	224,900
Other long-term assets	35,632	32,151
Total assets	$1,576,056	$1,539,286

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$22,000	$30,000
Accounts payable and accrued expenses	136,626	124,586
Accrued payroll and employee benefits	83,017	82,271
Billings in excess of revenue recognized	10,801	9,415
Deferred income taxes	5,355	1,376
Total current liabilities	257,799	247,648
Long-term debt	1,047,927	1,029,639
Deferred income taxes	104,941	108,037
Other long-term liabilities	24,741	17,689
Total liabilities	1,435,408	1,403,013
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2014	—	—
Additional paid-in capital	522,919	525,659
Accumulated other comprehensive loss, net of tax	(11,871)	(8,785)
Accumulated deficit	(370,400)	(380,601)
Total stockholder's equity	140,648	136,273
Total liabilities and stockholder's equity	$1,576,056	$1,539,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014

Revenue	$333,713	$342,018	$683,536	$680,633
Operating costs and expenses:
Cost of services	260,050	264,101	524,187	519,864
Selling, general and administrative	40,207	41,352	85,748	86,282
Depreciation and amortization of property and equipment	2,323	1,998	4,908	4,074
Amortization of intangible assets	18,064	14,350	36,584	29,122
Gain on the sale of a portion of the Health & Civil business	—	—	(1,564)	—
Total operating costs and expenses	320,644	321,801	649,863	639,342
Operating income	13,069	20,217	33,673	41,291
Interest expense	(26,356)	(26,566)	(52,527)	(53,840)
Interest income	24	9	34	23
Loss before income taxes	(13,263)	(6,340)	(18,820)	(12,526)
Benefit from income taxes	(5,095)	(297)	(7,111)	(2,325)
Net loss	$(8,168)	$(6,043)	$(11,709)	$(10,201)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014

Net loss	$(8,168)	$(6,043)	$(11,709)	$(10,201)
Unrealized gain (loss) on interest rate swaps, net of tax	47	1,389	(48)	3,086
Comprehensive loss	$(8,121)	$(4,654)	$(11,757)	$(7,115)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended December 31,
	2013	2014

Cash flows from operating activities:
Net loss	$(11,709)	$(10,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,619	4,739
Amortization of intangible assets	36,584	29,122
Stock-based compensation	2,130	2,786
Deferred income taxes	(7,618)	(2,875)
Amortization of original issue discount and debt issuance costs	3,747	3,640
Gain on the sale of a portion of the Health & Civil business	(1,564)	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	11,399	(9,341)
Prepaid expenses and other	3,697	(2,054)
Accounts payable and accrued expenses	10,624	(12,093)
Accrued payroll and employee benefits	(7,899)	(746)
Billings in excess of revenue recognized	2,217	(1,386)
Other	878	685
Net cash provided by operating activities	48,105	2,276

Cash flows from investing activities:
Capital expenditures	(4,761)	(4,453)
Proceeds from the sale of a portion of the Health & Civil business	5,492	—
Net cash provided by (used in) investing activities	731	(4,453)

Cash flows from financing activities:
Borrowings under revolving credit facility	100,000	—
Repayments under revolving credit facility	(100,000)	—
Repayments of Term Loan B Facility	—	(10,833)
Net cash used in financing activities	—	(10,833)

Net increase (decrease) in cash and cash equivalents	48,836	(13,010)
Cash and cash equivalents, beginning of period	5,050	108,840
Cash and cash equivalents, end of period	$53,886	$95,830

Supplementary Cash Flow Information
Cash paid for interest	49,114	56,189
(Refunds received) cash paid for income taxes	(680)	1,485
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 8, 2014.
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
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in allocating resources and in assessing performance. Due to the similarities in the types of customers, services and overall economic characteristics of the Company’s two business groups, the Company aggregates all of its operations into one reportable segment.
The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. These contracts represented greater than 97% of the Company’s revenue for all periods presented. The Company considers individual agencies that may fall under a larger department as separate customers. No customer accounted for 10% or more of the Company’s revenue for any of the periods presented.
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
The Company did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2014 or December 31, 2014. However, the fair value measurement concepts are applied in determining the fair value of goodwill and intangible assets for the purposes of assessing impairment. The valuation models used in the impairment analysis are based in part on estimated future operating results and cash flows. Because these factors are derived from the Company's estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.

The Company’s financial instruments include cash, trade receivables, vendor payables, debt, and derivative financial instruments. As of June 30, 2014 and December 31, 2014, the carrying value of cash, trade receivables and vendor payables approximated their fair value. See Note 5 for a discussion of the fair value of the Company’s debt. See Note 6 for a discussion of the fair value of the Company’s derivative financial instruments.
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
Income Taxes
The Company's effective tax rate for the six months ended December 31, 2013 and 2014 was a tax benefit of 37.8% and 18.6%, respectively. The Company's year to date fiscal 2014 effective tax rate was lower than the statutory income tax rate primarily due to non-deductible permanent items. The Company's year to date fiscal 2015 tax rate was lower than the statutory income tax rate as a result of adjusting tax benefits recognized previously in the financial statements and prior year tax returns.
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
The following table summarizes stock option activity for the six months ended December 31, 2014:

Service Options:
Shares under option at June 30, 2014	26,071
Options granted	883
Options forfeited or cancelled	(1,316)
Shares under option at December 31, 2014	25,638
Options exercisable at December 31, 2014	12,341

Performance Options:
Shares under option at June 30, 2014	25,957
Options granted	883
Options forfeited or cancelled	(617)
Shares under option at December 31, 2014	26,223

Restricted Stock
In fiscal 2012, pursuant to the Chief Executive Officer’s, or CEO’s, employment agreement, the CEO was granted 1,000 shares of Sterling Holdco restricted stock at $1,000 per share. The restricted shares vest 20% per year on each of the first five anniversaries of the CEO’s date of employment with the Company.
In June 2013, the Sterling Holdco Board of Directors approved a restricted stock plan, the Restricted Stock Plan. The Board may award shares of restricted stock under the Restricted Stock Plan, at its discretion, to key employees. As of December 31, 2014, the number of authorized shares eligible for grant under the Restricted Stock Plan was 19,340 shares of Sterling Holdco’s common stock.
Vesting of restricted stock awarded under the Restricted Stock Plan is subject to the grantee’s continuous employment with the Company from the grant date to the vesting date. Awards vest over various time periods ranging from zero to 36 months. Vested restricted stock issued under the Restricted Stock Plan remains subject to certain sales and transfer restrictions.
The following table summarizes restricted stock activity for the six months ended December 31, 2014:

Nonvested restricted shares of Sterling Holdco at June 30, 2014	12,076
Restricted shares granted	1,019
Restricted shares vested	(2,236)
Restricted shares forfeited	(395)
Nonvested restricted shares of Sterling Holdco at December 31, 2014	10,464
Stock Compensation Expense
The Company recognized stock-based compensation expense related to the stock options and restricted stock of $0.8 million and $0.6 million for the three months ended December 31, 2013 and 2014, respectively, and $2.1 million and $2.8 million for the six months ended December 31, 2013 and 2014, respectively.

3. Accounts Receivable:
Accounts receivable, net as of June 30, 2014 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2014	December 31, 2014

Billed and billable, net of allowance of $957 and $1,027 as of June 30, 2014 and December 31, 2014, respectively	$201,427	$208,020
Unbilled:
Retainages	4,031	4,514
Revenue recorded in excess of milestone billings on fixed-price contracts	12,595	14,775
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	5,184	4,723
Allowance for unbillable amounts	(5,560)	(6,293)
Total unbilled	16,250	17,719
Accounts receivable, net	$217,677	$225,739
The billable receivables included in the billed and billable line item above represent primarily revenue earned in the final month of the reporting period. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although $2.5 million of retainages are not expected to be billed and collected within one year. The Company’s accounts receivable are primarily from federal government agencies or customers engaged in work for the federal government. The Company believes there is no material credit risk associated with these receivables.
Billings in excess of revenue recognized totaled $10.8 million and $9.4 million at June 30, 2014 and December 31, 2014, respectively. Billings in excess of the revenue recognized are included in current liabilities in the condensed consolidated balance sheets.
During fiscal 2014, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $50 million at any time. During the three and six months ended December 31, 2014, the Company sold approximately $102.6 million and $188.7 million of receivables, respectively, and recognized a related loss of approximately $0.2 million and $0.5 million in selling, general and administrative expenses for the same periods, respectively. As of December 31, 2014, the balance of the sold receivables was approximately $31.8 million, and the related deferred price was approximately $3.1 million.

4. Composition of Certain Financial Statement Captions:
Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30, 2014	December 31, 2014

Prepaid expenses and other
Taxes and taxes receivable	$—	$12
Maintenance and software	1,575	2,251
Rent	237	318
Other	3,831	5,116
Total prepaid expenses and other	$5,643	$7,697

Property and equipment
Leasehold improvements	$22,482	$23,039
Furniture, equipment and software	32,185	34,402
Total property and equipment	54,667	57,441
Less: Accumulated depreciation and amortization	(35,742)	(38,957)
Total property and equipment, net	$18,925	$18,484

Identified intangibles
Acquired intangible assets	$501,699	$501,699
Software development costs	2,930	3,036
Total identified intangibles	504,629	504,735
Less: Accumulated amortization	(250,713)	(279,835)
Total identified intangibles, net	$253,916	$224,900

Other long-term assets
Debt issuance costs, net	$31,566	$28,471
Other	4,066	3,680
Total other long-term assets	$35,632	$32,151

Accounts payable and accrued expenses
Vendor obligations	$86,658	$78,722
Accrued interest	23,215	17,196
Interest rate derivative liability	10,729	10,416
Facility exit charge	8,173	5,868
Other	7,851	12,384
Total accounts payable and accrued expenses	$136,626	$124,586

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$35,195	$34,955
Accrued leave	33,694	29,260
Other	14,128	18,056
Total accrued payroll and employee benefits	$83,017	$82,271

Other long-term liabilities
Interest rate derivative liability	$8,803	$4,039
Deferred rent	9,433	9,937
Facility exit charge	5,193	3,227
Other	1,312	486
Total other long-term liabilities	$24,741	$17,689

5. Debt:
On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.
At June 30, 2014 and December 31, 2014, debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2014

Secured Term Loan B Facility	$675,000	$664,167
Less: Unamortized discount	(5,073)	(4,528)
Secured Term Loan B Facility, net	669,927	659,639
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,069,927	1,059,639

Current portion of long-term debt	(22,000)	(30,000)

Long-term debt	$1,047,927	$1,029,639
As of December 31, 2014, the estimated fair value of the Company’s outstanding debt was approximately $1,087.7 million.  The estimated fair value of our outstanding debt was determined based on quoted prices for similar instruments in active markets (Level 2 inputs).
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
The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings on its Revolver as of June 30, 2014 and December 31, 2014.   If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 4.75x as of December 31, 2014. The NSSLR requirement decreases over time to 4.5x as of June 30, 2016. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.2x as of June 30, 2014 and 3.2x as of December 31, 2014. As of December 31, 2014, the Company was in compliance with all of its covenants.
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
The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During the three months ended December 31, 2013 and 2014 and the six months ended December 31, 2013 and 2014, $0.3 million, $0.2 million, $0.6 million and $0.5 million of the original issue discount were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.
Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the three months ended December 31, 2013 and 2014 and the six months ended December 31, 2013 and 2014, $1.5 million, $1.4 million, $3.2 million and $3.1 million of costs were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.
As of December 31, 2014, interest accrued at a rate of 6.5% for the senior secured credit facilities. Interest payments of $12.5 million and $11.3 million were made in the three months ended December 31, 2013 and 2014, respectively, including $0.1 million and $0.2 million of commitment fees for the same periods. Interest payments of $24.7 million and $30.2 million were made in the six months ended December 31, 2013 and 2014, respectively, including $0.4 million and $0.3 million of commitment fees for the same periods.
 Senior Notes due 2019
The Senior Notes due 2019 are guaranteed by all of the Company’s wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and have no independent assets or operations.
Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at the option of the Company, at varying redemption prices that generally include premiums. As of December 31, 2014, interest accrued at 11.0% for the Senior Notes. The Company paid $22.0 million of interest related to the Senior Notes in the three months ended December 31, 2014 and the six months ended December 31, 2013 and 2014.
6. Derivative Instruments and Hedging Activities:
Hedge of Interest Rate Risk
Risk Management Objective of Using Derivatives
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2014 and December 31, 2014, the Company had outstanding interest rate derivatives with a combined notional value of $565.0 million and $500.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $6.3 million will be reclassified from AOCI into earnings.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $19.5 million and $14.5 million as of June 30, 2014 and December 31, 2014, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.

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

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014

Beginning of period	$(12,278)	$(10,174)	$(12,183)	$(11,871)
Other comprehensive loss before reclassifications
Total before tax	(1,064)	(430)	(2,413)	(489)
Tax effect	417	169	946	192
Net of tax	(647)	(261)	(1,467)	(297)
Amounts reclassified from accumulated other comprehensive income (loss)
Total before tax	1,141	2,715	2,334	5,566
Tax effect	(447)	(1,065)	(915)	(2,183)
Net of tax	694	1,650	1,419	3,383
Net other comprehensive income (loss)	47	1,389	(48)	3,086
End of period	$(12,231)	$(8,785)	$(12,231)	$(8,785)
Credit Risk-Related Contingent Features
The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
If the Company had breached any of the provisions of the agreements at December 31, 2014, it could have been required to settle its obligations under the agreements at an estimated termination value. As of December 31, 2014, the termination value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $17.8 million. As of December 31, 2014, the Company was not in breach of any of the provisions nor posted any collateral related to these agreements.
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
8. Facility Exit Costs:
Periodically the Company initiates activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities and recognized total facility exit charges of $0.4 million and $0.5 million during the three and six months ended December 31, 2013, respectively. During the three and six months ended December 31, 2014, the Company recognized facility exit charges of $0.5 million and $1.8 million, respectively, offset by a reduction in the facility exit charge of $2.4 million due to negotiating more favorable sublease terms than were previously estimated. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2026.
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

Balance as of June 30, 2014	$13,366
Facility exit costs accrued, net	(551)
Cash payments	(3,556)
Other	(164)
Balance as of December 31, 2014	9,095
Current portion of facility exit charge liability	(5,868)
Long-term facility exit charge liability	$3,227
9. Related Party Transactions:
In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $0.4 million and $0.4 million in management fees and expenses for the three months ended December 31, 2013 and 2014, respectively, and $0.9 million and $0.9 million for the six months ended December 31, 2013 and 2014, respectively.
From time to time, and in the ordinary course of business, the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three months ended December 31, 2013 and

2014 were $1.2 million and $2.2 million, respectively, and $2.3 million and $3.6 million for the six months ended December 31, 2013 and 2014, respectively.
As of June 30, 2014, there were no amounts due from related parties and $0.6 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As of December 31, 2014, there were no amounts due from related parties and $0.3 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.
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
Overview
We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our customers by providing information technology, or IT, solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our IT service offerings include infrastructure services, software development, systems integration, cybersecurity, cloud computing, business intelligence, data analytics and mobile solutions. We also provide mission-specific domain expertise in areas such as intelligence analysis; energy and environmental consulting; enterprise logistics; and bioinformatics. We currently serve more than 200 federal government organizations, across National Security and Health & Civil markets, many of which we have served for over 20 years. Revenue from the federal government market represented greater than 97% for all periods presented. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) were $342.0 million and $38.4 million for the three months ended December 31, 2014, respectively, and $680.6 million and $83.6 million for the six months ended December 31, 2014, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section entitled “Items Affecting the Comparability of our Operating Results.”
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

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for greater than 97% of our revenue;

•	failure of our customer to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts;

•	automatic across-the-board spending cuts to civil and defense programs as a result of the sequester or other budget constraints;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

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
Business Environment and Outlook
We generate greater than 97% of our revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. federal government. Accordingly, our business performance is affected by the overall level of federal spending.
In recent years, the government has faced fiscal and economic challenges that have created pressure to identify efficiencies in discretionary spending. Those challenges adversely affected our industry’s financial performance from 2011 to 2013 but have eased somewhat since early 2014.  In certain market segments, contract awards continue to face delays, pricing pressure and greater numbers of competitors, but we have observed fewer instances of contract scope reductions, and funding pressure has lessened over the past year.
The sequester cuts enacted by the Budget Control Act of 2011 reduced spending levels in most federal agencies, and the government shutdown in October 2013 discontinued many federal functions and associated contractor support for approximately two weeks. In December 2013, the President signed the Bipartisan Budget Act of 2013, which revised the limits on discretionary appropriations for government fiscal years 2014 and 2015, providing for higher levels of funding in those years than were allowed under the prior caps and budget enforcement procedures. On October 1, 2014, the government’s fiscal year 2015 began under a Continuing Resolution. In December 2014, the President signed an omnibus spending bill that funded most of the government for the remainder of its fiscal year.
Given that our business is broadly distributed across the federal government, we are well positioned to invest and grow in the most attractive market segments. Years of budget pressure have led to a growing backlog of IT needs that have not been fully addressed. We expect our customers to make critical investments in areas such as cybersecurity, operating efficiency, C4ISR, and health care system modernization, and to continue supporting homeland security and special forces capabilities. We have very limited exposure to areas of the budget that face the most significant ongoing pressure, such as Overseas Contingency Operations spending in the Defense Department, which relates to less than 1% of our business portfolio.
Since fiscal 2011, we have streamlined our cost structure and focused our investments in high-priority markets and technologies. We have increased our annual investments in business development, capture and proposal activities, while significantly reducing our overall selling, general and administrative expenses, or SG&A, through reductions in our indirect labor force, consolidation and reconfiguration of underutilized office space, and reduction of fringe benefits. In fiscal 2014, we created additional efficiencies by realigning our business into two groups and exiting several underutilized facilities. We have also undertaken initiatives to improve the profitability of our contract base, invest in our workforce, and further collaborate internally in order to optimize business performance.

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

(in millions)	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014

Beginning backlog	$3,552.3	$3,478.4

New contact awards	93.6	383.9
Ceiling increases	107.6	270.3
Total contract awards	201.2	654.2
De-obligations and removals	(36.1)	(76.6)
Net orders	165.1	577.6
Revenue recognized	(342.0)	(680.6)
Ending backlog	3,375.4	3,375.4

Funded	$739.0	$739.0
Unfunded	2,636.4	2,636.4
Total backlog	$3,375.4	$3,375.4
A key measure of our business growth is the ratio of total contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using total contract orders, was 0.6:1, 1.0:1 and 1.1:1 for the three, six and twelve months ended December 31, 2014, respectively.
With over $100 billion of annual spending on federal information technology and professional services, our addressable market continues to support a large pipeline of new business opportunities. The total value of proposals we submitted in the six months ended December 31, 2014 was $2.4 billion. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for ID/IQ contracts or bids submitted as a subcontractor. As a result of this activity, we had approximately $2.2 billion of funded proposals awaiting award decision at December 31, 2014.
Our total backlog as of December 31, 2014 includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2021. Congress often appropriates funds for our customers on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. The U.S. government may cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.
As of December 31, 2014, we expect to recognize approximately 25% of our backlog as revenue within the next twelve months.
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
 The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014

Cost-plus-fee	32%	27%	31%	27%
Time-and-materials	34%	39%	34%	39%
Fixed-price (a)	34%	34%	35%	34%
(a) Includes approximately 3% of the revenue earned on fixed-price-level-of-effort contracts for the fiscal 2014 and 2015 periods.
Labor Utilization
Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time. As of December 31, 2014, we had approximately 5,400 employees. Direct labor utilization was 81.8% and 81.6% for the three and six months ended December 31, 2014, respectively, compared to 82.0% and 81.1% in the same periods of the prior year. In assessing labor utilization, management focuses on maintaining a high utilization rate to maximize profitability while ensuring time and resources are also spent strategically growing and managing the business. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.
Days Sales Outstanding
Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital component. From time to time we may offer discounts to our customers for early payment. We also utilize an accounts receivable factoring facility to accelerate cash flow and lower our DSO. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 57 as of December 31, 2014 and 66 days as of December 31, 2013.
Seasonality
Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. The timing of contract awards, the availability of funding from the customer and the incurrence of contract costs are the primary drivers of our revenue recognition and may all be affected by the government’s fiscal year. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year because our employees usually take relatively more leave for vacations and holidays, which leads to lower revenue and profitability in those quarters. Also, we typically give annual raises to our employees in the first half of our fiscal year, while the billing rates on our time-and-materials contracts typically escalate gradually, causing the profitability on these contracts to increase over the course of our fiscal year.
Summary of Financial Results

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014

Revenue	$333,713	$342,018	$683,536	$680,633
Operating costs and expenses:
Cost of services	260,050	264,101	524,187	519,864
Selling, general and administrative	40,207	41,352	85,748	86,282
Depreciation and amortization of property and equipment	2,323	1,998	4,908	4,074
Amortization of intangible assets	18,064	14,350	36,584	29,122
Gain on the sale of a portion of the Health & Civil business	—	—	(1,564)	—
Total operating costs and expenses	320,644	321,801	649,863	639,342
Operating income	13,069	20,217	33,673	41,291
Interest expense	(26,356)	(26,566)	(52,527)	(53,840)
Interest income	24	9	34	23
Loss before income taxes	(13,263)	(6,340)	(18,820)	(12,526)
Benefit from income taxes	(5,095)	(297)	(7,111)	(2,325)
Net loss	$(8,168)	$(6,043)	$(11,709)	$(10,201)

	Six months ended December 31,
	2013	2014

Net cash provided by operating activities	$48,105	$2,276
Net cash provided by (used in) investing activities	731	(4,453)
Net cash used in financing activities	—	(10,833)
Net increase (decrease) in cash and cash equivalents	$48,836	$(13,010)

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
Adjusted EBITDA decreased in the three, six and twelve months ended December 31, 2014 as compared to the same periods in the prior year.  Amongst the three periods, the twelve-month period represents the largest decline as compared to the corresponding prior year period due to the completion of the Federal Deposit Insurance Corporation, or FDIC, contract in April 2014. Adjusted EBITDA margin for the three, six and twelve months ended December 31, 2014 was 11.2%, 12.3% and 12.9%, respectively, compared to 11.7%, 12.3% and 13.1% for the prior year periods.

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014

Loss from continuing operations	$(8,168)	$(6,043)	$(11,709)	$(10,201)
Benefit from income taxes	(5,095)	(297)	(7,111)	(2,325)
Interest expense, net	26,332	26,557	52,493	53,817
Depreciation and amortization of property and equipment	2,711	2,304	5,619	4,739
Amortization of intangible assets	18,064	14,350	36,584	29,122
Stock compensation	796	563	2,130	2,786
Severance	1,196	152	1,151	499
Facility exit charge	392	(1,906)	503	(551)
Other, net	704	1,720	1,500	2,945
Gain on the sale of a portion of our Health & Civil business	—	—	(1,564)	—
Subtotal - Adjusted EBITDA before certain items	36,932	37,400	79,596	80,831
EBITDA impact of cost savings	2,103	1,039	4,794	2,767
Adjusted EBITDA	$39,035	$38,439	$84,390	$83,598

	Twelve months ended December 31,
	2013	2014

Loss from continuing operations	$(316,069)	$(22,654)
Benefit from income taxes	(60,039)	(11,500)
Interest expense, net	102,526	105,450
Depreciation and amortization of property and equipment	12,065	9,844
Amortization of intangible assets	81,008	65,249
Stock compensation	2,932	4,002
Severance	1,639	827
Facility exit charge	3,033	11,756
Other, net	3,914	5,452
Impairment of goodwill and other assets	345,753	—
Gain on the sale of a portion of our Health & Civil business	(1,564)	—
Subtotal - Adjusted EBITDA before certain items	175,198	168,426
EBITDA impact of cost savings	11,785	9,650
Adjusted EBITDA	$186,983	$178,076
The following items affect the comparability of our net loss period-over-period, and therefore, have been adjusted in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans. The charges are included in SG&A expenses in the condensed consolidated statements of operations.

•	Severance charges incurred to primarily reduce our indirect labor force. The gross charges are included in SG&A expenses in the condensed consolidated statements of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A expenses in the condensed consolidated statements of operations.

•	Certain other items including the following:

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014

Signing and retention bonuses of certain executive officers	$—	$—	$—	$—
Management fees	438	438	875	875
Merger and acquisition costs	230	170	477	317
Loss on sale of receivables	—	245	—	477
Facility opening costs	—	482	—	482
Other	36	385	148	794
Other, net	$704	$1,720	$1,500	$2,945

	Twelve months ended December 31,
	2013	2014

Signing and retention bonuses of certain executive officers	$84	$100
Management fees	1,750	1,750
Merger and acquisition costs	1,480	725
Loss on sale of receivables	—	887
Facility opening costs	—	482
Other	600	1,508
Other, net	$3,914	$5,452

•	Impairment of goodwill and trade names as a result of the annual impairment analysis for fiscal 2013.

•	Gain on the sale of a portion of our Health & Civil business in the first quarter of fiscal 2014.

•
As defined in our credit agreement, cost savings represent the EBITDA impact of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, for the periods presented, the cost savings adjustment represents the estimated EBITDA impact of actions taken to exit underutilized space in certain of our leased facilities, savings associated with certain fringe benefit changes and cost savings achieved from specific actions to improve the profitability of our contract base.

The impact of these items on our net loss is shown in the table above. We present Adjusted EBITDA as an additional measure of our core business performance period over period. Adjustments to net loss result in a non-GAAP measure; however, we believe adjustment of the items above is useful as they are considered outside the normal course of our operations and obscure the comparability of performance period over period.
Results of Operations
Revenue
Revenue increased 2.5% to $342.0 million in the three months ended December 31, 2014 from $333.7 million in the three months ended December 31, 2013. Revenue decreased 0.4% to $680.6 million in the six months ended December 31, 2014 from $683.5 million in the six months ended December 31, 2013. Revenue variances during these periods were impacted by the completion of the FDIC contract in April 2014 and the federal government shutdown in October 2013. Excluding these impacts, revenue increased 5.8% and 4.2% from the three and six months ended December 31, 2013 as compared to the three and six months ended December 31, 2014, respectively. This increase was driven by an acceleration in new business wins and deceleration in contract erosion.

Operating Costs and Expenses
Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Three months ended December 31,
	2013	2014	% Change

Cost of services	$260,050	$264,101	1.6%
Selling, general and administrative	40,207	41,352	2.8%
Depreciation and amortization of property and equipment	2,323	1,998	(14.0)%
Amortization of intangible assets	18,064	14,350	(20.6)%

	(as a percentage of revenue)
Cost of services	77.9%	77.2%
Selling, general and administrative	12.0%	12.1%
Depreciation and amortization of property and equipment	0.7%	0.6%
Amortization of intangible assets	5.4%	4.2%

	Six months ended December 31,
	2013	2014	% Change

Cost of services	$524,187	$519,864	(0.8)%
Selling, general and administrative	85,748	86,282	0.6%
Depreciation and amortization of property and equipment	4,908	4,074	(17.0)%
Amortization of intangible assets	36,584	29,122	(20.4)%
Gain on the sale of a portion of the Health & Civil business	(1,564)	—	NMF

	(as a percentage of revenue)
Cost of services	76.7%	76.4%
Selling, general and administrative	12.5%	12.7%
Depreciation and amortization of property and equipment	0.7%	0.6%
Amortization of intangible assets	5.4%	4.3%
Gain on the sale of a portion of the Health & Civil business	(0.2)%	—
NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Three Months Ended December 31, 2013	% of total	Three Months Ended December 31, 2014	% of total

Direct labor and related overhead	$128,742	49.5%	$132,619	50.2%
Subcontractor labor	80,320	30.9%	85,606	32.4%
Materials and other reimbursable costs	50,988	19.6%	45,876	17.4%
Total cost of services	$260,050		$264,101

	Six Months Ended December 31, 2013	% of total	Six Months Ended December 31, 2014	% of total

Direct labor and related overhead	$263,018	50.2%	$262,703	50.6%
Subcontractor labor	166,891	31.8%	171,725	33.0%
Materials and other reimbursable costs	94,278	18.0%	85,436	16.4%
Total cost of services	$524,187		$519,864
Cost of services increased $4.1 million in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 and decreased $4.3 million in the six months ended December 31, 2014 compared to the same period of the prior year.  The change in costs of services is consistent with the change in revenue. As a percentage of revenue, cost of services remained consistent in the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013.
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
SG&A expenses increased $1.1 million in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 and $0.5 million in the six months ended December 31, 2014 compared to the same period of the prior year. Excluding the impact of the facility exit charges, stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section listed “Items Affecting the Comparability of Our Operating Results,” SG&A expenses increased approximately $4.2 million and $0.5 million in the three and six months ended December 31, 2014 compared to the comparable periods of the prior year. Excluding the impact of the federal government shutdown in October 2013, the increase is primarily a result of higher bid and proposal costs and recruiting efforts to staff new business wins and existing contract expansion.
Depreciation and amortization of property and equipment decreased in the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013 as a result of disposing of assets in darkened facilities and delaying replacement of certain fully depreciated assets.
Amortization of intangible assets decreased in the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013 as amortization is recorded on an accelerated basis based on the expected benefits of the assets.
The Company recorded a gain on the sale of a portion of the Health & Civil business of $1.6 million recognized on the sale of six contracts from the Health & Civil group during the first quarter of fiscal 2014. For details, see Note 1 to our condensed consolidated financial statements as of and for the fiscal quarter ended December 31, 2014 included in this quarterly report on Form 10-Q.

Interest

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014

Interest expense	$(26,356)	$(26,566)	$(52,527)	$(53,840)
Interest income	24	9	34	23
Interest, net	$(26,332)	$(26,557)	$(52,493)	$(53,817)
Interest expense increased in the three and six months ended December 31, 2014 by $0.2 million and $1.3 million compared to the comparable prior year periods primarily due to an increase of the fixed rates on our interest rate swaps. Interest expense for the three and six months ended December 31, 2014 includes amortization of original issue discount and debt issuance costs of $1.6 million and $3.6 million compared to $1.8 million and $3.7 million in the comparable prior year periods. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of December 31, 2014, we had fixed the interest rate on all but $164.2 million of our outstanding total debt.
Income Taxes
Our effective tax rate for the six months ended December 31, 2013 and 2014 was a tax benefit of 37.8% and 18.6%, respectively. Our year to date fiscal 2014 effective tax rate was lower than the statutory income tax rate primarily due to non-deductible permanent items. Our year to date fiscal 2015 tax rate was lower than the statutory income tax rate as a result of adjusting tax benefits recognized previously in the financial statements and prior year tax returns.
Liquidity and Capital Resources
Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of December 31, 2014 was $82.3 million compared to $76.0 million as of June 30, 2014. As of December 31, 2014, our total unrestricted cash was $95.8 million and our total outstanding debt was approximately $1.1 billion, excluding unamortized discount.

	Six months ended December 31,
	2013	2014

Net cash provided by operating activities	$48,105	$2,276
Net cash provided by (used in) investing activities	731	(4,453)
Net cash used in financing activities	—	(10,833)
Net increase (decrease) in cash and cash equivalents	$48,836	$(13,010)
Cash Flow
Accounts receivable represent our largest working capital requirement. We bill the majority of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and the timing of vendor and tax payments.
Net cash provided by operating activities was $48.1 million and $2.3 million in the six months ended December 31, 2013 and 2014, respectively. In the six months ended December 31, 2014, the decrease in cash provided by operating activities was primarily due to timing of interest payments, vendor payments and the collection of receivable balances.
Net cash provided by investing activities was $0.7 million for the six months ended December 31, 2013 and net cash used in investing activities was $4.5 million in the six months ended December 31, 2014. In the six months ended December 31, 2014, net cash used in investing activities represented $4.5 million of capital expenditures. In the six months ended December 31, 2013, net cash provided by investing activities was driven by $5.5 million from the sale of a portion of the Health & Civil business offset partially by capital expenditures of $4.8 million.
Net cash used in financing activities was zero and $10.8 million in the six months ended December 31, 2013 and 2014, respectively. Borrowings on our revolving credit facility during the six months ended December 31, 2013 of $100.0 million were repaid during the six months. Net cash used in financing activities in fiscal 2015 related to repayments on our Term Loan B Facility.

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
Our Term Loan B Facility requires annual payments equal to 50% of ECF based upon achievement of a net senior secured leverage ratio, or NSSLR, between 2.75x and 3.5x. The required annual payments adjust to 75% of ECF when NSSLR is greater than 3.5x, 25% of ECF when NSSLR is between 2x and 2.75x, and zero if NSSRL is less than 2x. Any required ECF payments are due in October each year, subject to acceptance by the lenders.
We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of December 31, 2014, we had no outstanding letters of credit or borrowings under our Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The required ratio decreases over time from less than or equal to 4.75x as of December 31, 2014 to less than or equal to 4.5x as of June 30, 2016. As of December 31, 2014, our net senior secured leverage ratio was 3.2x. We were in compliance with all of our covenants as of December 31, 2014.
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
Capital Requirements
We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be approximately 0.8% of revenue, for at least the next twelve months.
Income Taxes
The Transaction accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of net operating loss carryforwards resulting primarily from this stock compensation deduction, as well as Transaction costs and tax-deductible interest expense, we do not expect to make any material U.S. federal income tax payments until fiscal 2017.
Accounts Receivable Factoring
During fiscal 2014, we entered into an accounts receivable purchase agreement under which we sell certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from our consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $50 million at any time. During the three and six months ended December 31, 2014, we sold approximately $102.6 million and $188.7 million of receivables, respectively, and recognized a related loss of $0.2 million and $0.5 million in selling, general and administrative expenses for the same periods, respectively. As of December 31, 2014, the balance of the sold receivables was approximately $31.8 million, and the related deferred price was approximately $3.1 million. The factoring agreement resulted in accelerated cash flow to the Company.

Off-Balance Sheet Arrangements
As of December 31, 2014, other than operating leases, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.
For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 6 to our condensed consolidated financial statements as of and for the period ended December 31, 2014 included in this quarterly report on Form 10-Q.
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
Interest Rate Risk
Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity of the swaps in July 2016. As of December 31, 2014 we had fixed the interest rate on $500.0 million of our outstanding Term Loan B Facility. The interest rate on the remaining $164.2 million of our outstanding Term Loan B Facility was variable. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.26% at December 31, 2014. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.6 million based on the unhedged portion of our senior secured credit facilities outstanding as of December 31, 2014.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 6th day of February, 2015.

SRA INTERNATIONAL, INC.

By:	/S/ DAVID F. KEFFER
David F. Keffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)