Form 10-Q
period 2015-03-31
SRA INTERNATIONAL, INC.
filed 2015-05-05
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of May 5, 2015, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2014	March 31, 2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,840	$143,452
Restricted cash	1,619	681
Accounts receivable, net	217,677	212,659
Prepaid expenses and other	5,643	9,794
Total current assets	333,779	366,586
Property and equipment, net	18,925	17,399
Goodwill	783,604	783,604
Trade names	150,200	150,200
Identified intangibles, net	253,916	210,680
Other long-term assets	35,632	30,709
Total assets	$1,576,056	$1,559,178

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$22,000	$—
Accounts payable and accrued expenses	136,626	148,845
Accrued payroll and employee benefits	83,017	76,428
Billings in excess of revenue recognized	10,801	8,353
Deferred income taxes	5,355	4,228
Total current liabilities	257,799	237,854
Long-term debt	1,047,927	1,059,863
Deferred income taxes	104,941	105,255
Other long-term liabilities	24,741	20,721
Total liabilities	1,435,408	1,423,693
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding as of June 30, 2014 and March 31, 2015	—	—
Additional paid-in capital	522,919	526,292
Accumulated other comprehensive loss, net of tax	(11,871)	(7,547)
Accumulated deficit	(370,400)	(383,260)
Total stockholder's equity	140,648	135,485
Total liabilities and stockholder's equity	$1,576,056	$1,559,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015

Revenue	$355,930	$349,708	$1,039,465	$1,030,341
Operating costs and expenses:
Cost of services	276,319	266,861	800,506	786,725
Selling, general and administrative	50,004	46,364	135,751	132,646
Depreciation and amortization of property and equipment	2,248	2,096	7,156	6,170
Amortization of intangible assets	18,064	14,351	54,647	43,473
Gain on the sale of a portion of the Health & Civil business	—	—	(1,564)	—
Total operating costs and expenses	346,635	329,672	996,496	969,014
Operating income	9,295	20,036	42,969	61,327
Interest expense	(25,714)	(26,222)	(78,241)	(80,062)
Interest income	9	11	43	34
Loss before income taxes	(16,410)	(6,175)	(35,229)	(18,701)
Benefit from income taxes	(7,122)	(3,516)	(14,233)	(5,841)
Net loss	$(9,288)	$(2,659)	$(20,996)	$(12,860)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015

Net loss	$(9,288)	$(2,659)	$(20,996)	$(12,860)
Unrealized gain on interest rate swaps, net of tax	292	1,238	244	4,324
Comprehensive loss	$(8,996)	$(1,421)	$(20,752)	$(8,536)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended March 31,
	2014	2015

Cash flows from operating activities:
Net loss	$(20,996)	$(12,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,279	6,964
Amortization of intangible assets	54,647	43,473
Stock-based compensation	2,565	3,419
Deferred income taxes	(14,819)	(3,604)
Amortization of original issue discount and debt issuance costs	5,563	5,276
Gain on the sale of a portion of the Health & Civil business	(1,564)	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	7,458	3,450
Prepaid expenses and other	3,351	(4,151)
Accounts payable and accrued expenses	2,046	15,019
Accrued payroll and employee benefits	(5,758)	(6,589)
Billings in excess of revenue recognized	1,712	(2,448)
Other	7,790	3,622
Net cash provided by operating activities	50,274	51,571

Cash flows from investing activities:
Capital expenditures	(6,968)	(6,126)
Proceeds from the sale of a portion of the Health & Civil business	5,492	—
Net cash used in investing activities	(1,476)	(6,126)

Cash flows from financing activities:
Borrowings under revolving credit facility	100,000	—
Repayments under revolving credit facility	(100,000)	—
Repayments of Term Loan B Facility	—	(10,833)
Net cash used in financing activities	—	(10,833)

Net increase in cash and cash equivalents	48,798	34,612
Cash and cash equivalents, beginning of period	5,050	108,840
Cash and cash equivalents, end of period	$53,848	$143,452

Supplementary Cash Flow Information
Cash paid for interest	83,867	62,698
(Refunds received) cash paid for income taxes	(1,304)	1,575
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 8, 2014.
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
The Company did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2014 or March 31, 2015. However, the fair value measurement concepts are applied in determining the fair value of goodwill and intangible assets for the purposes of assessing impairment. The valuation models used in the impairment analysis are based in part on estimated future operating results and cash flows. Because these factors are derived from the Company's estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.

The Company’s financial instruments include cash, trade receivables, vendor payables, debt, and derivative financial instruments. As of June 30, 2014 and March 31, 2015, the carrying value of cash, trade receivables and vendor payables approximated their fair value. See Note 5 for a discussion of the fair value of the Company’s debt. See Note 6 for a discussion of the fair value of the Company’s derivative financial instruments.
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
Income Taxes
The Company's effective tax rate for the nine months ended March 31, 2014 and 2015 was a tax benefit of 40.4% and 31.2%, respectively. The Company's year to date fiscal 2014 effective tax rate was higher than the statutory income tax rate primarily due to federal tax credits. The Company's year to date fiscal 2015 tax rate was lower than the statutory income tax rate as a result of adjusting tax benefits recognized previously in the financial statements and prior year tax returns.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This ASU is effective for the Company's fiscal 2018. Early application is not permitted. This ASU permits the use of either the retrospective or cumulative effect transition method. Management is evaluating the methods of adoption allowed by this ASU and the effect that it is expected to have on the Company's consolidated financial statements.
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest - Imputation of Interest, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. Adoption of this standard is not expected to have an impact on the Company's consolidated financial position, results of operations, or cash flows.
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
The following table summarizes stock option activity for the nine months ended March 31, 2015:

Service Options:
Shares under option at June 30, 2014	26,071
Options granted	1,294
Options forfeited or cancelled	(1,331)
Shares under option at March 31, 2015	26,034
Options exercisable at March 31, 2015	12,341

Performance Options:
Shares under option at June 30, 2014	25,957
Options granted	1,294
Options forfeited or cancelled	(617)
Shares under option at March 31, 2015	26,634

Restricted Stock
In fiscal 2012, pursuant to the Chief Executive Officer’s, or CEO’s, employment agreement, the CEO was granted 1,000 shares of Sterling Holdco restricted stock at $1,000 per share. The restricted shares vest 20% per year on each of the first five anniversaries of the CEO’s date of employment with the Company.
In June 2013, the Sterling Holdco Board of Directors approved a restricted stock plan, the Restricted Stock Plan. The Board may award shares of restricted stock under the Restricted Stock Plan, at its discretion, to key employees. As of March 31, 2015, the number of authorized shares eligible for grant under the Restricted Stock Plan was 19,340 shares of Sterling Holdco’s common stock.
Vesting of restricted stock awarded under the Restricted Stock Plan is subject to the grantee’s continuous employment with the Company from the grant date to the vesting date. Awards vest over various time periods ranging from zero to 36 months. Vested restricted stock issued under the Restricted Stock Plan remains subject to certain sales and transfer restrictions.
The following table summarizes restricted stock activity for the nine months ended March 31, 2015:

Nonvested restricted shares of Sterling Holdco at June 30, 2014	12,076
Restricted shares granted	1,300
Restricted shares vested	(2,517)
Restricted shares forfeited	(395)
Nonvested restricted shares of Sterling Holdco at March 31, 2015	10,464
Stock Compensation Expense
The Company recognized stock-based compensation expense related to the stock options and restricted stock of $0.4 million and $0.6 million for the three months ended March 31, 2014 and 2015, respectively, and $2.6 million and $3.4 million for the nine months ended March 31, 2014 and 2015, respectively.

3. Accounts Receivable:
Accounts receivable, net as of June 30, 2014 and March 31, 2015 consisted of the following (in thousands):

	June 30, 2014	March 31, 2015

Billed and billable, net of allowance of $957 and $969 as of June 30, 2014 and March 31, 2015, respectively	$201,427	$189,969
Unbilled:
Retainages	4,031	4,517
Revenue recorded in excess of milestone billings on fixed-price contracts	12,595	11,964
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	5,184	12,611
Allowance for unbillable amounts	(5,560)	(6,402)
Total unbilled	16,250	22,690
Accounts receivable, net	$217,677	$212,659
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
Billings in excess of revenue recognized totaled $10.8 million and $8.4 million at June 30, 2014 and March 31, 2015, respectively. Billings in excess of the revenue recognized are included in current liabilities in the condensed consolidated balance sheets.
During fiscal 2014, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from the Company's customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $50 million at any time. During the three and nine months ended March 31, 2014, the Company sold $50.0 million of receivables and recognized a related loss of $0.2 million in selling, general and administrative expenses. During the three and nine months ended March 31, 2015, the Company sold $103.4 million and $292.1 million of receivables, respectively, and recognized a related loss of $0.2 million and $0.7 million in selling, general and administrative expenses for the same periods, respectively. As of March 31, 2015, the balance of the sold receivables was $29.5 million, and the related deferred price was $3.2 million.

4. Composition of Certain Financial Statement Captions:
Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30, 2014	March 31, 2015

Prepaid expenses and other
Taxes and taxes receivable	$—	$2,393
Maintenance and software	1,575	1,884
Rent	237	269
Other	3,831	5,248
Total prepaid expenses and other	$5,643	$9,794

Property and equipment
Leasehold improvements	$22,482	$23,315
Furniture, equipment and software	32,185	34,657
Total property and equipment	54,667	57,972
Less: Accumulated depreciation and amortization	(35,742)	(40,573)
Total property and equipment, net	$18,925	$17,399

Identified intangibles
Acquired intangible assets	$501,699	$501,699
Software development costs	2,930	3,167
Total identified intangibles	504,629	504,866
Less: Accumulated amortization	(250,713)	(294,186)
Total identified intangibles, net	$253,916	$210,680

Other long-term assets
Debt issuance costs, net	$31,566	$27,059
Other	4,066	3,650
Total other long-term assets	$35,632	$30,709

Accounts payable and accrued expenses
Vendor obligations	$86,658	$88,465
Accrued interest	23,215	35,273
Interest rate derivative liability	10,729	7,848
Facility exit charge	8,173	5,405
Other	7,851	11,854
Total accounts payable and accrued expenses	$136,626	$148,845

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$35,195	$37,979
Accrued leave	33,694	30,399
Other	14,128	8,050
Total accrued payroll and employee benefits	$83,017	$76,428

Other long-term liabilities
Interest rate derivative liability	$8,803	$4,571
Deferred rent	9,433	11,233
Facility exit charge	5,193	4,917
Other	1,312	—
Total other long-term liabilities	$24,741	$20,721

5. Debt:
On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes. The Term Loan B Facility was issued at a discount of $8.75 million.
At June 30, 2014 and March 31, 2015, debt consisted of the following (in thousands):

	June 30, 2014	March 31, 2015

Secured Term Loan B Facility	$675,000	$664,167
Less: Unamortized discount	(5,073)	(4,304)
Secured Term Loan B Facility, net	669,927	659,863
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,069,927	1,059,863
Current portion of long-term debt	(22,000)	—
Long-term debt	$1,047,927	$1,059,863
As of March 31, 2015, the estimated fair value of the Company’s outstanding debt was approximately $1,092.3 million.  The estimated fair value of this outstanding debt was determined based on quoted prices for similar instruments in active markets (Level 2 inputs).
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
The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings on its Revolver as of June 30, 2014 and March 31, 2015. If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 4.5x as of March 31, 2015. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA, excluding the impact of acquisition made subsequent to the reporting period (as defined in the Credit Agreement). See Note 10 for the discussion of the acquisition. The Company’s NSSLR was 3.2x as of June 30, 2014 and 2.9x as of March 31, 2015. As of March 31, 2015, the Company was in compliance with all of its covenants.
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
In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt. The Company is required to make annual payments equal to 50% of ECF based upon achievement of a net senior secured leverage ratio, or NSSLR, between 2.75x and 3.5x. The required annual payments adjust to 75% of ECF when NSSLR is greater than 3.5x, 25% of ECF when NSSLR is between 2x and 2.75x, and zero if NSSLR is less than 2x. Any required ECF payments are due in October each year, subject to acceptance by the lenders. The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the Company’s required quarterly principal payments and required ECF principal payments for fiscal 2012. The Company repaid $20.0 million of its Term Loan B Facility in fiscal 2013, which satisfied the Company’s required ECF principal payments for fiscal 2013. The Company's fiscal 2014 ECF requirement was $61.5 million, of which the Company repaid $40.0 million during fiscal 2014. The remainder was tendered as payment in October 2014, of which $10.6 million was declined by the lenders and returned to the Company, as permitted by the facility.

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During the three months ended March 31, 2014 and 2015 and the nine months ended March 31, 2014 and 2015, $0.3 million, $0.2 million, $0.9 million and $0.8 million of the original issue discount were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.
Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During the three months ended March 31, 2014 and 2015 and the nine months ended March 31, 2014 and 2015, $1.5 million, $1.4 million, $4.7 million and $4.5 million of costs were amortized and reflected in interest expense in the condensed consolidated statements of operations, respectively.
As of March 31, 2015, interest accrued at a rate of 6.5% for the senior secured credit facilities. Interest payments of $11.6 million and $3.8 million were made in the three months ended March 31, 2014 and 2015, respectively, including $0.2 million and $0.2 million of commitment fees for the same periods. Interest payments of $36.4 million and $34.0 million were made in the nine months ended March 31, 2014 and 2015, respectively, including $0.6 million and $0.5 million of commitment fees for the same periods.
 Senior Notes due 2019
The Senior Notes due 2019 are guaranteed by all of the Company’s wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and have no independent assets or operations.
Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at the option of the Company, at varying redemption prices that generally include premiums. As of March 31, 2015, interest accrued at 11.0% for the Senior Notes. The Company paid $22.0 million and $44.0 million of interest related to the Senior Notes in the three and nine months ended March 31, 2014. The Company paid zero and $22.0 million of interest related to the Senior Notes in the three and nine months ended March 31, 2015.
6. Derivative Instruments and Hedging Activities:
Hedge of Interest Rate Risk
Risk Management Objective of Using Derivatives
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2014 and March 31, 2015, the Company had outstanding interest rate derivatives with a combined notional value of $565.0 million and $500.0 million, respectively, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.
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
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $19.5 million and $12.4 million as of June 30, 2014 and March 31, 2015, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.
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

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015

Beginning of period	$(12,231)	$(8,785)	$(12,183)	$(11,871)
Other comprehensive loss before reclassifications
Total before tax	(635)	(619)	(3,047)	(1,108)
Tax effect	249	243	1,195	435
Net of tax	(386)	(376)	(1,852)	(673)
Amounts reclassified from accumulated other comprehensive loss
Total before tax	1,116	2,656	3,449	8,222
Tax effect	(438)	(1,042)	(1,353)	(3,225)
Net of tax	678	1,614	2,096	4,997
Net other comprehensive income	292	1,238	244	4,324
End of period	$(11,939)	$(7,547)	$(11,939)	$(7,547)
Credit Risk-Related Contingent Features
The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
If the Company had breached any of the provisions of the agreements at March 31, 2015, it could have been required to settle its obligations under the agreements at an estimated termination value. As of March 31, 2015, the termination value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $15.5 million. As of March 31, 2015, the Company was not in breach of any of the provisions nor posted any collateral related to these agreements.
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

The DCAA has not completed audits of the Company’s incurred cost submissions for fiscal 2009 and subsequent fiscal years. The Company has recorded financial results subsequent to fiscal 2008 based upon costs that the Company believes will be approved upon final audit or review. If incurred cost audits result in adverse findings that exceed the Company’s estimates, it may have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
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
8. Facility Exit Costs:
Periodically the Company initiates activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities and recognized total facility exit charges of $8.1 million and $8.6 million during the three and nine months ended March 31, 2014, respectively. During the three months ended March 31, 2015, the Company recognized facility exit charges of $3.9 million including $0.9 million related to less favorable sublease assumptions. During the nine months ended March 31, 2015, the Company recognized facility exit charges of $4.8 million, offset by a reduction in the facility exit charge of $1.5 million due to negotiating more favorable sublease terms than were previously estimated. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2026.
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

Balance as of June 30, 2014	$13,366
Facility exit costs accrued, net	3,304
Cash payments	(5,931)
Other	(417)
Balance as of March 31, 2015	10,322
Current portion of facility exit charge liability	(5,405)
Long-term facility exit charge liability	$4,917
9. Related Party Transactions:
In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $0.4 million and $0.5 million in management fees and expenses for the three months ended March 31, 2014 and 2015, respectively, and $1.3 million and $1.4 million for the nine months ended March 31, 2014 and 2015, respectively.
From time to time, and in the ordinary course of business, the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three months ended March 31, 2014 and 2015 were $2.4 million and $4.0 million, respectively, and $4.7 million and $7.6 million for the nine months ended March 31, 2014 and 2015, respectively.

As of June 30, 2014, there were no amounts due from related parties and $0.6 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As of March 31, 2015, there were no amounts due from related parties and $0.2 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.
10. Subsequent Events:
On April 15, 2015, the Company completed an asset purchase of substantially all of the Government Services business from Qbase LLC for $72.0 million. The acquired Qbase Government Services business delivers IT support solutions and professional services to help enable the U.S. government's missions focused on health, IT, homeland security and law enforcement. The acquisition was financed with cash on hand.  The asset purchase agreement contains customary representations and warranties and requires Qbase and certain controlling stockholders to indemnify the Company for certain contingent liabilities for which an escrow fund of $5.4 million was established. The Company expects to complete the purchase price allocation in the fourth quarter.
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
Overview
We are a leading provider of technology and strategic consulting services and solutions primarily to U.S. federal government organizations. Founded in 1978, we are dedicated to solving complex mission and efficiency challenges for our customers by providing IT solutions and professional services that enable mission performance, improve efficiency of operations or reduce operating costs. Our IT service offerings include infrastructure services, software development, systems integration, cybersecurity, cloud computing, business intelligence, data analytics and mobile solutions. We also provide mission-specific domain expertise in areas such as intelligence analysis, energy and environmental consulting, enterprise logistics and bioinformatics. We currently serve more than 200 federal government organizations, across National Security and Health & Civil markets, many of which we have served for over 20 years. Revenue from the federal government represented greater than 97% for all periods presented. Our revenue and Adjusted EBITDA (as calculated in accordance with our credit agreement) were $349.7 million and $47.2 million for the three months ended March 31, 2015, respectively, and $1,030.3 million and $140.7 million for the nine months ended March 31, 2015, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section entitled “Items Affecting the Comparability of our Operating Results.”
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on August 8,

2014 and this quarterly report on Form 10-Q, provide some, but not all, possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounts for greater than 97% of our revenue;

•	failure of our customer to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts or otherwise convert our backlog into revenue;

•	automatic across-the-board spending cuts to civil and defense programs as a result of the 2011 sequester, the 2013 government shutdowns or other budget constraints;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

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

•
adverse determinations of any tax authority successfully challenging our operational structure, transfer pricing policies, or the taxable presence of our remaining subsidiaries in certain countries, or a finding against us in a material tax dispute could increase our effective tax rate on our earnings and materially decrease earnings and negatively affect cash flows from operations;

•	difficulties accurately estimating contract costs and contract performance requirements;

•	possible further impairment of goodwill, trade names and other assets as a result of customer budget pressures and reduced U.S. federal government spending;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•
failure to manage acquisitions or divestitures successfully, including identifying, evaluating, and valuing acquisition targets, integrating acquired companies, businesses or assets, losses associated with divestitures, and the inability to effect divestitures at attractive prices and on a desired timeline;

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, except as required by law.
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
In recent years, the government has faced fiscal and economic challenges that have created pressure to identify efficiencies in discretionary spending. Those challenges adversely affected our industry’s financial performance from 2011 to 2013 but have eased somewhat since early 2014.  In certain market segments, contract awards continue to face delays, pricing pressure and greater numbers of competitors, but we have observed fewer instances of contract scope reductions and funding pressure has lessened over the past year.
The sequester cuts enacted by the Budget Control Act of 2011 reduced spending levels in most federal agencies, and the government shutdown in October 2013 discontinued many federal functions and associated contractor support for approximately two weeks. In December 2013, the President signed the Bipartisan Budget Act of 2013, which revised the limits on discretionary appropriations for government fiscal years 2014 and 2015, providing for higher levels of funding in those years than were allowed under the prior caps and budget enforcement procedures. On October 1, 2014, the government’s fiscal year 2015 began under a Continuing Resolution. The government has since been funded by a December 2014 omnibus spending bill and subsequent bills.
Given that our business is broadly distributed across the federal government, we are well positioned to invest and grow in the most attractive market segments. Years of budget pressure have led to a growing backlog of IT needs that have not been fully addressed. We expect our customers to make critical investments in areas such as cybersecurity, operating efficiency, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance, or C4ISR, and health care system modernization, and to continue supporting homeland security and special forces capabilities. We have limited exposure to areas of the budget that face the most significant ongoing pressure, such as Overseas Contingency Operations spending in the Defense Department, which relates to less than 1% of our business portfolio.
Since fiscal 2011, we have streamlined our cost structure and focused our investments in high-priority markets and technologies. We have increased our annual investments in business development, capture and proposal activities, while significantly reducing our overall selling, general and administrative expenses, or SG&A, through reductions in our indirect labor force, consolidation and reconfiguration of underutilized office space, and reduction of fringe benefits. In fiscal 2014, we created additional efficiencies by realigning our business into two groups and exiting several underutilized facilities. We have also undertaken initiatives to improve the profitability of our contract base, invest in our workforce, provide career mobility, and further collaborate internally in order to optimize business performance.

We continue to believe we are well positioned to gain market share and achieve long-term growth, and this belief has been validated by our improved win rates, the quality of our bids, and contract award volume since the beginning of fiscal 2014. With less than two percent market share in federal IT and professional services, we believe there are sufficient new business opportunities in our market to drive revenue growth and we continue to invest in our capacity to address them.
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

(in millions)	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015

Beginning backlog	$3,375.4	$3,478.4

New contract awards	228.9	612.8
Ceiling increases	81.2	351.5
Total contract awards	310.1	964.3
De-obligations and removals	(95.8)	(172.4)
Net orders	214.3	791.9
Revenue recognized	(349.7)	(1,030.3)
Ending backlog	3,240.0	3,240.0

Funded	$604.0	$604.0
Unfunded	2,636.0	2,636.0
Total backlog	$3,240.0	$3,240.0
A key measure of our business growth is the ratio of total contracts awarded compared to the revenue recorded in the same period, or book-to-bill ratio. Our goal is for the level of business awards to exceed the revenue booked in order to drive future revenue growth. Our book-to-bill ratio, calculated using total contract orders, was 0.9:1, 0.9:1 and 1.1:1 for the three, nine and twelve months ended March 31, 2015, respectively.
With over $100 billion of annual spending on federal IT and professional services, our addressable market continues to support a large pipeline of new business opportunities. The total value of proposals we submitted in the nine months ended March 31, 2015 was $5.0 billion. Submittals include the total value of bids submitted for prime funded opportunities, including both new and re-compete contracts. Submittals do not include values of bids submitted for ID/IQ contracts or bids submitted as a subcontractor. As a result of this activity, we had approximately $3.6 billion of funded proposals awaiting award decision at March 31, 2015.
Our total backlog as of March 31, 2015 includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2023. Congress often appropriates funds for our customers on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract. The U.S. government may cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs, termination costs, and potentially fees for work performed.
As of March 31, 2015, we expect to recognize approximately 29% of our backlog as revenue within the next twelve months.
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
The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015

Cost-plus-fee	29%	28%	31%	27%
Time-and-materials	38%	38%	35%	39%
Fixed-price (a)	33%	34%	34%	34%
(a) Includes approximately 3% of the revenue earned on fixed-price-level-of-effort contracts for the fiscal 2014 and 2015 periods.
Labor Utilization
Because most of our revenue and profit is derived from services delivered by our employees, our ability to hire new employees and retain and deploy them is critical to our success. We define direct labor utilization as the ratio of labor expense recorded on customer engagements to total labor expense. We include every working employee in the computation and exclude leave taken, such as vacation time. As of March 31, 2015, we had approximately 5,400 employees. Direct labor utilization was

81.6% for both the three and nine months ended March 31, 2015, compared to 81.9% and 81.4% in the same periods of the prior year. In assessing labor utilization, management focuses on maintaining a high utilization rate to maximize profitability while ensuring time and resources are also spent strategically growing and managing the business. Labor incurred in the performance of our contracts is included in cost of services and all other labor costs incurred are included in selling, general and administrative expenses.
Days Sales Outstanding
Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital component. From time to time we may offer discounts to our customers for early payment. We also utilize an accounts receivable factoring facility to accelerate cash flow and lower our DSO. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 53 days as of March 31, 2015 and 63 days as of March 31, 2014.
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
Summary of Financial Results

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015

Revenue	$355,930	$349,708	$1,039,465	$1,030,341
Operating costs and expenses:
Cost of services	276,319	266,861	800,506	786,725
Selling, general and administrative	50,004	46,364	135,751	132,646
Depreciation and amortization of property and equipment	2,248	2,096	7,156	6,170
Amortization of intangible assets	18,064	14,351	54,647	43,473
Gain on the sale of a portion of the Health & Civil business	—	—	(1,564)	—
Total operating costs and expenses	346,635	329,672	996,496	969,014
Operating income	9,295	20,036	42,969	61,327
Interest expense	(25,714)	(26,222)	(78,241)	(80,062)
Interest income	9	11	43	34
Loss before income taxes	(16,410)	(6,175)	(35,229)	(18,701)
Benefit from income taxes	(7,122)	(3,516)	(14,233)	(5,841)
Net loss	$(9,288)	$(2,659)	$(20,996)	$(12,860)

	Nine months ended March 31,
	2014	2015

Net cash provided by operating activities	$50,274	$51,571
Net cash used in investing activities	(1,476)	(6,126)
Net cash used in financing activities	—	(10,833)
Net increase in cash and cash equivalents	$48,798	$34,612

Items Affecting the Comparability of Our Operating Results
We define Adjusted EBITDA as GAAP net loss plus (i) provision for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items that do not relate directly to our ongoing operations or which are non-cash in nature and to include the pro forma impact of acquisitions and cost savings initiatives. Adjusted EBITDA, or Consolidated EBITDA as is defined in the credit agreement, and as presented in the table below is used to determine our compliance with incurrence covenants contained in our credit agreement. We also use Adjusted EBITDA as a supplemental measure in the evaluation of our business because it provides a meaningful measure of operational performance by eliminating the effects of period-to-period changes in taxes and interest expense, among other things.
Adjusted EBITDA increased in the three, nine and twelve months ended March 31, 2015 as compared to the same periods in the prior year. The increase was primarily due to the pro forma impact of the acquisition of substantially all of the Government Services business from Qbase LLC in April 2015 and cost savings initiatives. Adjusted EBITDA margin, excluding the effect of acquisitions, for the three, nine and twelve months ended March 31, 2015 was 12.6%, 12.7% and 13.2%, respectively, compared to 11.4%, 12.2% and 12.4% for the prior year periods.

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015

Loss from continuing operations	$(9,288)	$(2,659)	$(20,996)	$(12,860)
Benefit from income taxes	(7,122)	(3,516)	(14,233)	(5,841)
Interest expense, net	25,705	26,211	78,198	80,028
Depreciation and amortization of property and equipment	2,659	2,225	8,279	6,964
Amortization of intangible assets	18,064	14,351	54,647	43,473
Stock compensation	435	633	2,565	3,419
Severance	162	171	1,313	670
Facility exit charge	8,053	3,855	8,556	3,304
Other, net	835	1,716	2,335	4,661
Gain on the sale of a portion of our Health & Civil business	—	—	(1,564)	—
Subtotal - Adjusted EBITDA before certain items	39,503	42,987	119,100	123,818
EBITDA impact of acquisitions	—	3,021	—	10,183
EBITDA impact of cost savings	1,118	1,236	8,101	6,662
Adjusted EBITDA	$40,621	$47,244	$127,201	$140,663

	Twelve months ended March 31,
	2014	2015

Loss from continuing operations	$(324,163)	$(16,024)
Benefit from income taxes	(62,944)	(7,894)
Interest expense, net	103,344	105,955
Depreciation and amortization of property and equipment	11,431	9,410
Amortization of intangible assets	76,868	61,536
Stock compensation	2,935	4,200
Severance	1,759	836
Facility exit charge	8,377	7,558
Other, net	3,523	6,332
Impairment of goodwill and other assets	345,753	—
Gain on the sale of a portion of our Health & Civil business	(1,564)	—
Subtotal - Adjusted EBITDA before certain items	165,319	171,909
EBITDA impact of acquisitions	—	12,726
EBITDA impact of cost savings	12,025	10,605
Adjusted EBITDA	$177,344	$195,240
The following items affect the comparability of our net loss period-over-period and, therefore, have been adjusted in arriving at Adjusted EBITDA:

•	Stock compensation expense related to the stock incentive plans. The charges are included in SG&A in the condensed consolidated statements of operations.

•	Severance charges incurred to primarily reduce our indirect labor force. The gross charges are included in SG&A in the condensed consolidated statements of operations.

•	Facility exit charges related to the exit of underutilized space in certain of our leased facilities. The charges are included in SG&A in the condensed consolidated statements of operations.

•	Certain other items including the following:

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015

Signing and retention bonuses of certain executive officers	$—	$—	$—	$—
Management fees	438	438	1,313	1,313
Merger and acquisition costs	179	148	656	465
Loss on sale of receivables	162	237	162	714
Facility opening costs	—	720	—	1,202
Other	56	173	204	967
Other, net	$835	$1,716	$2,335	$4,661

	Twelve months ended March 31,
	2014	2015

Signing and retention bonuses of certain executive officers	$84	$100
Management fees	1,750	1,750
Merger and acquisition costs	933	695
Loss on sale of receivables	162	962
Facility opening costs	—	1,202
Other	594	1,623
Other, net	$3,523	$6,332

•	Impairment of goodwill and trade names as a result of the annual impairment analysis for fiscal 2013.

•	Gain on the sale of a portion of our Health & Civil business in the first quarter of fiscal 2014.

•
The acquisition of substantially all of the Government Services business from Qbase LLC in April 2015. In calculating Adjusted EBITDA, we added the estimated EBITDA impact of acquisitions, as if the business had been acquired on the first day of the respective reporting periods.

•
As defined in our credit agreement, cost savings represent the EBITDA impact of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, for the periods presented, the cost savings adjustment represents the estimated EBITDA impact of actions taken to exit underutilized space in certain of our leased facilities, savings associated with certain fringe benefit changes and cost savings associated with actions to improve the profitability of our contract base.

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
Results of Operations
Revenue
Revenue decreased 1.7% to $349.7 million in the three months ended March 31, 2015 from $355.9 million in the three months ended March 31, 2014. This decrease was impacted by the completion of the FDIC contract in April 2014. Revenue decreased 0.9% to $1,030.3 million in the nine months ended March 31, 2015 from $1,039.5 million in the nine months ended March 31, 2014. This decrease was impacted by the completion of the FDIC contract in April 2014 and the federal government shutdown in October 2013. Excluding these impacts, revenue increased 2.7% and 3.7% from the three and nine months ended March 31, 2014 as compared to the three and nine months ended March 31, 2015, respectively. This increase was driven by an acceleration in new business wins and deceleration in contract erosion.

Operating Costs and Expenses
Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Three months ended March 31,
	2014	2015	% Change

Cost of services	$276,319	$266,861	(3.4)%
Selling, general and administrative	50,004	46,364	(7.3)%
Depreciation and amortization of property and equipment	2,248	2,096	(6.8)%
Amortization of intangible assets	18,064	14,351	(20.6)%

	(as a percentage of revenue)
Cost of services	77.6%	76.3%
Selling, general and administrative	14.0%	13.3%
Depreciation and amortization of property and equipment	0.6%	0.6%
Amortization of intangible assets	5.1%	4.1%

	Nine months ended March 31,
	2014	2015	% Change

Cost of services	$800,506	$786,725	(1.7)%
Selling, general and administrative	135,751	132,646	(2.3)%
Depreciation and amortization of property and equipment	7,156	6,170	(13.8)%
Amortization of intangible assets	54,647	43,473	(20.4)%
Gain on the sale of a portion of the Health & Civil business	(1,564)	—	NMF

	(as a percentage of revenue)
Cost of services	77.0%	76.4%
Selling, general and administrative	13.1%	12.9%
Depreciation and amortization of property and equipment	0.7%	0.6%
Amortization of intangible assets	5.3%	4.2%
Gain on the sale of a portion of the Health & Civil business	(0.2)%	—
NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2014	% of total	Three Months Ended March 31, 2015	% of total

Direct labor and related overhead	$136,671	49.5%	$135,618	50.8%
Subcontractor labor	90,543	32.8%	89,195	33.4%
Materials and other reimbursable costs	49,105	17.8%	42,048	15.8%
Total cost of services	$276,319		$266,861

	Nine Months Ended March 31, 2014	% of total	Nine Months Ended March 31, 2015	% of total

Direct labor and related overhead	$399,689	49.9%	$398,321	50.6%
Subcontractor labor	257,435	32.2%	260,920	33.2%
Materials and other reimbursable costs	143,382	17.9%	127,484	16.2%
Total cost of services	$800,506		$786,725
Cost of services decreased $9.5 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and decreased $13.8 million in the nine months ended March 31, 2015 compared to the same period of the prior year. Cost of services decreased in the three and nine months ended March 31, 2015 compared to the same periods in the prior year primarily due to lower materials and reimbursable costs as a result of the loss of the FDIC contract. As a percentage of revenue, cost of services improved slightly in the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014 primarily due to a more profitable contract mix.
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
SG&A decreased $3.6 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and $3.1 million in the nine months ended March 31, 2015 compared to the same period of the prior year. Excluding the impact of the facility exit charges, stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section listed “Items Affecting the Comparability of Our Operating Results,” SG&A decreased approximately $0.8 million and $0.3 million in the three and nine months ended March 31, 2015 compared to the comparable periods of the prior year as a result of cost saving efforts.
Depreciation and amortization of property and equipment decreased $0.2 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and $1.0 million in the nine months ended March 31, 2015 compared to the same period of the prior year, primarily as a result of disposing of assets in darkened facilities and delaying replacement of certain fully depreciated assets.
Amortization of intangible assets decreased $3.7 million in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and $11.2 million in the nine months ended March 31, 2015 compared to the same period of the prior year, primarily as a result of accelerated recognition of amortization due to the expected benefits of the assets.
We recorded a gain on the sale of a portion of the Health & Civil business of $1.6 million recognized on the sale of six contracts from the Health & Civil group during the first quarter of fiscal 2014. For details, see Note 1 to our condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2015 included in this quarterly report on Form 10-Q.

Interest

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015

Interest expense	$(25,714)	$(26,222)	$(78,241)	$(80,062)
Interest income	9	11	43	34
Interest, net	$(25,705)	$(26,211)	$(78,198)	$(80,028)
Interest expense increased in the three and nine months ended March 31, 2015 by $0.5 million and $1.8 million, respectively, compared to the comparable prior year periods primarily due to an increase of the fixed rates on our interest rate swaps. Interest expense for the three and nine months ended March 31, 2015 includes amortization of original issue discount and debt issuance costs of $1.6 million and $5.3 million, respectively, compared to $1.8 million and $5.6 million in the comparable prior year periods. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of March 31, 2015, we had fixed the interest rate on all but $164.2 million of our outstanding total debt of $1.1 billion.
Income Taxes
Our effective tax rate for the nine months ended March 31, 2014 and 2015 was a tax benefit of 40.4% and 31.2%, respectively. Our year to date fiscal 2014 effective tax rate was higher than the statutory income tax rate primarily due to federal tax credits. Our year to date fiscal 2015 tax rate was lower than the statutory income tax rate primarily as a result of adjusting tax benefits recognized previously in the financial statements and prior year tax returns.
Liquidity and Capital Resources
Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of March 31, 2015 was $128.7 million compared to $76.0 million as of June 30, 2014. As of March 31, 2015, our total unrestricted cash and cash equivalents was $143.5 million and our total outstanding debt was approximately $1.1 billion, excluding unamortized discount.

	Nine months ended March 31,
	2014	2015

Net cash provided by operating activities	$50,274	$51,571
Net cash used in investing activities	(1,476)	(6,126)
Net cash used in financing activities	—	(10,833)
Net increase in cash and cash equivalents	$48,798	$34,612
Cash Flow
Accounts receivable represent our largest working capital requirement. We bill the majority of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and the timing of vendor and tax payments.
Net cash provided by operating activities was $50.3 million and $51.6 million in the nine months ended March 31, 2014 and 2015, respectively. In the nine months ended March 31, 2015, the increase in cash provided by operating activities was primarily due to more favorable operating results and the timing of interest payments.
Net cash used in investing activities was $1.5 million and $6.1 million for the nine months ended March 31, 2014 and March 31, 2015, respectively. In the nine months ended March 31, 2015, net cash used in investing activities represented $6.1 million of capital expenditures. In the nine months ended March 31, 2014, net cash used in investing activities was driven by capital expenditures of $7.0 million partially offset by $5.5 million from the sale of a portion of the Health & Civil business.
Net cash used in financing activities was zero and $10.8 million in the nine months ended March 31, 2014 and 2015, respectively. Borrowings on our revolving credit facility during the same nine months ended March 31, 2014 of $100.0 million were repaid during the same nine months. Net cash used in financing activities in fiscal 2015 related to repayments on our Term Loan B Facility.

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
Our Term Loan B Facility requires annual payments equal to 50% of ECF based upon achievement of a net senior secured leverage ratio, or NSSLR, between 2.75x and 3.5x. The required annual payments adjust to 75% of ECF when NSSLR is greater than 3.5x, 25% of ECF when NSSLR is between 2x and 2.75x, and zero if NSSLR is less than 2x. Any required ECF payments are due in October each year, subject to acceptance by the lenders.We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of March 31, 2015, we had no outstanding letters of credit or borrowings under our Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). As of March 31, 2015, our net senior secured leverage ratio was 2.9x. We were in compliance with all of our covenants as of March 31, 2015.
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
Capital Requirements
We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be approximately 0.7% of revenue, for at least the next twelve months.
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
Accounts Receivable Factoring
During fiscal 2014, we entered into an accounts receivable purchase agreement under which we sell certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from our consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $50 million at any time. During the three and nine months ended March 31, 2014, we sold $50.0 million of receivables and recognized a related loss of $0.2 million in selling, general and administrative expenses. During the three and nine months ended March 31, 2015, we sold $103.4 million and $292.1 million of receivables, respectively, and recognized a related loss of $0.2 million and $0.7 million in selling, general and administrative expenses for the same periods, respectively. As of March 31, 2015, the balance of the sold receivables was $29.5 million, and the related deferred price was $3.2 million. The factoring agreement resulted in accelerated cash flow to us.

Off-Balance Sheet Arrangements
As of March 31, 2015, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.
For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 6 to our condensed consolidated financial statements as of and for the period ended March 31, 2015 included in this quarterly report on Form 10-Q.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update, or ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This ASU standard is effective for our fiscal 2018. Early application is not permitted. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the methods of adoption allowed by the ASU and the effect that it is expected to have on our consolidated financial statements.
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest - Imputation of Interest, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. Adoption of this ASU is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in our Form 10-K filed with the Securities and Exchange Commission on August 8, 2014.
Interest Rate Risk
Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity of the swaps in July 2016. As of March 31, 2015 we had fixed the interest rate on $500.0 million of our outstanding Term Loan B Facility. The interest rate on the remaining $164.2 million of our outstanding Term Loan B Facility was variable. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.27% at March 31, 2015. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.6 million based on the unhedged portion of our senior secured credit facilities outstanding as of March 31, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 5th day of May, 2015.

SRA INTERNATIONAL, INC.

By:	/S/ DAVID F. KEFFER
David F. Keffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)