Form 10-K
period 2015-06-30
SRA INTERNATIONAL, INC.
filed 2015-08-07
CIK 906192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-83780

SRA International, Inc.

(Exact name of Registrant as Specified in its Charter)

Virginia	54-1013306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4300 Fair Lakes Court, Fairfax, Virginia (Address of Principal Executive Offices)	22033 (Zip Code)

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

As of August 7, 2015 there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this annual report on Form 10-K constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “potential,” “estimates,” “anticipates,” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this annual report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies, future performance, and the markets in which we compete.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained therein. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained herein, those results or developments may not be indicative of results or developments in subsequent periods. There may be events in the future that we are not able to predict accurately or control, including the factors listed in the section captioned “Risk Factors.” These factors, and other cautionary language herein, provide some, but not all, possible examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounted for more than 97% of our revenue in fiscal 2015;

•	failure of our customers to fund a contract or exercise options to extend contracts, or our inability to successfully execute awarded contracts;

•	failure to convert our backlog into revenue and the timing of our receipt of revenue under contracts included in backlog;

•	changes in estimates used in recognizing revenue;

•	our ability to generate revenue under certain of our contracts;

•	our ability to successfully implement our growth strategy;

•	future spending cuts to civil and defense programs as a result of sequestration, government shutdowns, or other budget constraints;

•	failure to maintain strong relationships with government entities and agencies and other contractors and subcontractors;

•	limitations as a result of our substantial indebtedness which could adversely affect our financial health, operational flexibility, and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	failure to comply with complex laws and regulations, including, but not limited to, the False Claims Act, the Federal Acquisition Regulation, or FAR, the Defense Federal Acquisition Regulation Supplement, and the U.S. Government Cost Accounting Standards;

•	possible delays or overturning of our government contract awards due to bid protests, loss of contract revenue, or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•	security threats, attacks, or other disruptions to our information infrastructure, or failure to comply with complex network security, data privacy or legal and contractual obligations, or the failure to protect sensitive information;

•	inability or failure to adequately protect our proprietary information or intellectual property rights or violation of third-party intellectual rights;

•	potential for significant economic or personal liabilities resulting from failures, errors, delays, or defects associated with products, services, and systems we supply, including risks associated with work performed through joint venture arrangements;

•	adverse changes in federal government practices;

•	pricing pressure on new work, reduced profitability, or loss of market share due to intense competition and commoditization of services we offer;

•	adverse results of audits and investigations conducted by the Defense Contract Audit Agency, Internal Revenue Service, or IRS, or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our purchasing, property, estimating, cost accounting, labor, billing, compensation, management information systems, or contractor internal control systems are deficient;

•	adverse determinations of any tax authority successfully challenging our operational structure, transfer pricing policies, or the taxable presence of our remaining subsidiaries in certain countries, or a finding against us in a material tax dispute, could increase our effective tax rate on our earnings and materially decrease earnings and negatively affect cash flows from operations;

•	changes in the mix of our contracts and difficulties accurately estimating contract costs and contract performance requirements;

•	failure to collect, or delays in the collection of, our receivables;

•	failure of any government audit or compliance requirement including any failure to comply with laws and regulations applicable to government services providers;

•	possible impairment of goodwill, trade names, and other assets as a result of customer budget pressures and reduced U.S. federal government spending;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•	failure to manage acquisitions or divestitures successfully, including identifying, evaluating, and valuing acquisition targets, integrating acquired companies, businesses or assets, losses associated with divestitures, and the inability to effect divestitures at attractive prices and on a desired timeline;

•	possible future losses that exceed our insurance coverage;

•	pending litigation and any resulting expenses, payments, or sanctions, including, but not limited to, penalties, compensatory damages, or suspension or debarment from future government contracting;

•	the significant influence Providence (as defined herein) and Dr. Ernst Volgenau have over corporate decisions; and

•	other risks and factors included under “Risk Factors” and elsewhere in this annual report.

You should read this annual report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this annual report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this annual report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, changes in future results of operations over time, or otherwise.

Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

Item 1.	BUSINESS

Our Company

We are a leading provider of sophisticated IT and professional services to the U.S. federal government. Our services help our government customers address complex IT needs in order to achieve their missions more effectively, while also increasing efficiency and reducing expenses. Approximately 70% of our revenue is derived from IT service offerings, including software and systems development, network infrastructure and cloud services, and cybersecurity, with the remaining 30% derived from domain-specific professional services in areas such as intelligence analysis, bioinformatics and health sciences, energy and environmental consulting, and enterprise planning and resource management. Our business has an attractive operating model, characterized by recurring revenues, diverse multi-year contracts, and strong free cash flow conversion.

We believe that the large size of our addressable market and our focus on higher growth areas of the market provide us with ample opportunities to grow. We estimate, based in part on data from the Federal Procurement Data System, or FPDS, that the U.S. federal government spent approximately $125 billion in government fiscal year 2014 with third parties on the types of IT and professional services that we provide, which we refer to as our addressable market. Within our addressable market, we generated approximately 78% of our revenue in fiscal 2015 from the health, civil, intelligence, homeland security, and law enforcement end markets. According to International Data Corporation’s, or IDC, reports (issued March 2015 and July 2015) spending by the federal government in the health and civil IT markets is forecasted to grow 5.1% annually from government fiscal year 2014 to 2019, which compares to a forecasted compound annual growth rate, or CAGR, of 0.5% for spending in the federal Department of Defense, or DoD, IT markets over the same period. In addition, we generated approximately 22% of our revenue in fiscal 2015 from the defense end market, where we focus on technically complex IT services with long-term demand drivers, such as cybersecurity, mobility, big data, data center optimization, common networking infrastructure, cloud and supporting applications. More than half of our fiscal 2015 revenue from the defense end market came from services areas such as joint operations and other Unified Combatant Commands. According to IDC, these services areas of the federal DoD IT market make up more than a third of the entire federal DoD IT market and are forecasted to grow at a CAGR of 3.6% from government fiscal year 2014 to 2019. Less than 2% of our fiscal 2015 revenue was derived from the declining portion of the defense end market tied to Overseas Contingency Operations, or OCO, funding.

In addition to focusing on attractive and growing segments of our addressable market, we have invested in business development capabilities that we believe will enable us to continue to grow our market share. Since 2011, we have nearly doubled headcount in our business development functions, while also reorganizing our resources to more effectively pursue and win new business in our target markets. Through these efforts, we increased the volume of new contract opportunities for which we submitted bids from $2.2 billion in fiscal 2011 to $6.1 billion in fiscal 2015. We have also enhanced the quality of our business development process by identifying and pursuing new business opportunities earlier and focusing on contracts where our services are differentiated from our competitors. As a result, we have maintained stable new business win rates in both fiscal 2014 and fiscal 2015 and increased new business contract wins from $334 million in fiscal 2012 to $542 million in fiscal 2015.

Our revenue is diversified across more than 900 unique contracts, with no single government agency representing more than 10% of revenue and no single contract representing more than 5% of revenue for the year ended June 30, 2015. Moreover, we have an attractive mix of contract types with approximately 73% of our fiscal 2015 revenue generated from fixed-price or time-and-materials contracts, which typically generate higher margins than cost-plus-fee contracts.

Our attractive business model consists of multi-year contracts with high revenue visibility, attractive margins, and strong free cash flow conversion. We typically serve our customers under long-term contracts that span three to seven years, and we have served many of our customers for more than 20 years. Our long-term contracts and relationships provide us with high revenue visibility, with average contract lengths of approximately five years as of June 30, 2015. Further, our $3.4 billion of total backlog as of June 30, 2015 represents approximately 2.5 times fiscal 2015 revenue, providing us with a base of future revenues supported by existing contracts. We achieved a 13.6% Adjusted EBITDA margin for the year ended June 30, 2015, which we believe is among the highest across the public company peers in our industry. See “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Non-GAAP Metrics” for the definition and a discussion of Adjusted EBITDA and Adjusted EBITDA margin. We believe that our strong margin profile is due to the sophisticated nature of our work, our efficient operating structure, and our favorable mix of contract types. In addition, with capital expenditures of less than 1% of revenue and low working capital requirements, we have historically had strong free cash flow conversion, allowing us to generate approximately $412 million of cash available for debt reduction or acquisitions since the Providence Acquisition in July 2011.

We direct substantial resources towards recruiting, training and promoting our employees and foster a high-performance culture throughout our organization. Our culture is based on a set of core principles that have defined our business throughout our nearly 40-year history: integrity, quality work for our customers, employee satisfaction, and service to our country and communities. We believe that our emphasis on developing and maintaining a high-performance team and culture based on our foundational ethic of Honesty and Service® is a key competitive strength, helping to ensure we efficiently deliver consistent, high-quality work for our customers.

Our Opportunity

We believe that we are well-positioned to take advantage of the growing needs of our customers for our sophisticated capabilities and services within the large government market for IT and professional services.

Large addressable market that provides ample opportunity for us to grow. We estimate that the U.S. federal government spent approximately $125 billion in government fiscal year 2014 with third parties on the types of IT and professional services that we provide. We believe that this overall addressable market is poised to grow, as the administration’s fiscal year 2016 budget request proposes to increase IT spending by $2 billion, or 2.3%, across substantially all of our end markets over the 2015 budget request level. Due to the large size of the market and our estimated market share of 1.1% based on fiscal 2015 revenues, we believe that there are ample new business opportunities to drive revenue growth and take market share by leveraging the sophisticated nature of our capabilities. We also believe that we have a differentiated position in our addressable market due to our broad footprint across more than 150 agencies in the health, civil, intelligence, homeland security, law enforcement and defense end markets, which allows us to be selective with the opportunities that we pursue and to focus on segments that are experiencing growth.

Increased government demand for IT and professional services. We believe the U.S. federal government is in the process of transforming its IT infrastructure and software systems in order to increase efficiency and reduce expenses. For example, guidance from the Office of Management and Budget, or OMB, mandates that federal agencies transform their IT infrastructures to realize cost savings through data center consolidation and utilization of innovative technologies, such as cloud computing. In order to rapidly address this transformation by the most efficient available means, the federal government frequently engages professional services providers, like us, who have expertise in and focus on IT and related professional services. The capabilities and expertise we provide address the priority areas of IT investment for the federal government, including cloud computing, cybersecurity, and Agile-based software development methodologies. The government’s investment and increased spending in cloud computing is generating new opportunities in areas such as cloud readiness assessments, cloud deployment strategies, and integrated security solutions, including privacy and protection of data stored in the cloud. As a result, Deltek’s October 2014 report predicts that the market for cloud computing services will increase from $2.4 billion in government fiscal year 2015 to $6.5 billion in government fiscal year 2019, a CAGR of approximately 28%. In addition, evolving cyber threats, the pace of technological change, and increasing reliance on mobile solutions make cybersecurity a global priority and an imperative for our government customers. Deltek estimates that the market for non-classified cybersecurity services will grow to $10 billion by government fiscal year 2019.

Focus on higher growth end markets. Many of our end markets are forecasted by IDC to grow faster than overall government IT spending. Of note, 78% of our fiscal 2015 revenue is derived from the health, civil, intelligence, homeland security, and law enforcement agencies of the U.S. federal government. Within this market, health and civil agencies formed the largest component of federal government spending on IT, at $44 billion for government fiscal year 2014. Overall, the health and civil IT markets are forecasted by IDC to increase spending at a CAGR of 5.1% from government fiscal year 2014 to 2019, which compares to a forecasted CAGR of 0.5% for spending in the federal DoD IT market over the same period. In particular, many of the largest and most sophisticated customers of our Health and Civil group are expected to experience even stronger IT spending growth over the same period, including IDC-forecasted CAGRs of 6.5% at the Department of State, or DoS, 8.5% at the Department of Health and Human Services, or HHS, and 9.5% at the Department of Veterans Affairs, or VA. In addition, more than half of our fiscal 2015 revenue from the defense end market came from services areas such as joint operations and other Unified Combatant Commands. According to IDC, these services areas of the federal DoD IT market make up more than a third of the entire federal DoD IT market and are forecasted to grow at a CAGR of 3.6% from government fiscal year 2014 to 2019.

Our Business Groups

Our company is organized into two business groups: Health & Civil (52% of revenue for fiscal 2015) and National Security (48% of revenue for fiscal 2015). Both business groups experienced similar operating trends and economic characteristics in fiscal 2015 as compared to fiscal 2014 . The following identifies the markets where we provide services and emphasizes the level of diversification within the federal government in which we serve.

Health & Civil Group

Health

Health, which was the fastest growing component of our business in fiscal 2015, represented approximately 26% of our revenue for fiscal 2015 and 22% for fiscal 2014. We believe demand for federal health IT services will continue to expand due to demographic trends, data privacy concerns, and the increased infrastructure required to support the Patient Protection and Affordable Care Act of 2010. We believe that we are well-positioned to take advantage of these trends in the federal health landscape, due to our extensive domain knowledge across key areas of the health market, combined with our technical expertise. We provide these combined IT services and domain expertise to a broad base of health customers through key contract vehicles and contracts that are used by health agencies to procure such services. Our primary customers in the health market include the HHS operating divisions, such as the National Institutes of Health, Health Resources and Services Administration, the Centers for Disease Control and Prevention, the Centers for Medicare and Medicaid Services, and the Food and Drug Administration, as well as the VA and other military health customers.

Civil Agencies

Revenue earned from our civil government business represented approximately 26% of our revenue for fiscal 2015 and 32% for fiscal 2014. We believe we have a differentiated position in the civilian market due to our broad footprint across civilian agencies, which allows us to be selective with the opportunities that we pursue and to focus on high growth areas. Our current work includes contracts supporting the Department of Agriculture, the DoS, the Department of Transportation, the Environmental Protection Agency, the Department of Energy, and the Government Accountability Office, among many others.

National Security Group

Intelligence, Homeland Security, and Law Enforcement

We derived approximately 26% of our revenue in fiscal 2015 and 23% in fiscal 2014 from customers in the intelligence, homeland security, and law enforcement market. This market has an ongoing need for sophisticated solutions to help protect the nation from terrorist and other attacks and to carry out core functions, such as transportation security, cybersecurity, counter-terrorism, enforcement and administration of our immigration laws, intelligence analysis, disaster preparedness, and border security. We believe our differentiated expertise in this market lies in our ability to apply analytical, IT-enabled approaches to evaluate and counteract terrorist networks, criminal groups, and other organizations that represent a threat to national security. We believe that our experience addressing these challenges and our extensive team of experts with requisite security clearances have solidified our position as a leader in this market. Our primary customers in this market include agencies and organizations within the U.S. Intelligence Community, the Department of Homeland Security, or DHS, Department of Justice, and a limited number of state and local law enforcement agencies.

Defense

Our defense business represented approximately 22% of our revenue for fiscal 2015 and 23% for fiscal 2014. Within the defense market, we are predominantly focused on technically complex and mission-critical services that have disproportionate government focus and spending, including special forces organizations and joint commands that support high-profile missions. As a result we believe we face fewer government award determinations based solely on price as compared to the broader defense market. In addition, we have limited exposure to areas that face pressure from the drawdown of troops overseas, including OCO spending, which accounted for less than 2% of our revenue in fiscal 2015. Our key customers in the defense market include the U.S. Air Force, U.S. Navy, U.S. Army, U.S. Marine Corps, U.S. European Command, U.S. Africa Command, U.S. Special Operations Command, and a number of other Unified Combatant Commands and joint operations, as well as independent defense agencies.

Our Core Capabilities

We strive to be a trusted partner to government agencies, supporting their most important IT programs on an outsourced basis, so that they can achieve their missions more effectively, while also increasing efficiency and reducing expenses. We maintain technical talent across all of our core capabilities, including software and systems development, infrastructure services, cloud computing and migration services, cybersecurity, business intelligence and big data, and mobile solutions. We also have in-house personnel that provide domain-specific expertise and professional services in key areas of focus for the federal government. In order to deliver the most effective solutions as quickly and efficiently as possible, we organize our technical talent into both customer-focused groups and capability-based groups, ensuring that all of our customers have access to our strongest talent and best technical solutions. We believe this organization enhances our ability to provide advanced and differentiated capabilities throughout our customer portfolio. Our Core Capabilities include:

•	Software and Systems Development. We leverage advanced software practices, architectures, and technologies to deliver customized solutions for our customers that meet the challenges of expanding data sets, mobile work forces and domain-specific requirements. For example, SRA took over modernization efforts for DHS Customs and Border Protection’s, or CBP’s, automated cargo environment in 2014. This large, complex system manages the import and export processes for all cargo entering and exiting the United States. By employing Agile-based methodologies, including SRA’s Agile for Gov® solution, we helped CBP develop an electronic data interchange and improved CBP’s capabilities in message processing, account management, daily/monthly statements, and workflow for inspectors.

•	Infrastructure and Cloud Services. We help our customers transform and manage their IT infrastructure solutions to meet growing data storage and access needs by providing cloud computing services, mobile solution development, data center consolidation and management, and networks, server and storage engineering. For example, AcuITy Insightful Solutions®, or AcuITy, is our award-winning approach to IT strategic planning. AcuITy is a tool we have developed in order to save our customers time and effort in their IT investment decision making. To date, several of our customers, including the U.S. courts, the Army National Guard and the National Institutes of Health, have utilized AcuITy to incorporate their unique objectives, budget considerations, and mission priorities into a decision framework developed with our institutional knowledge, expertise, and proprietary empirical data. AcuITy generates a customer-specific roadmap, optimizing the efficiency and effectiveness with which our customers can deploy IT investment.

•	Cybersecurity. We meet the growing needs of our government customers to implement and improve cybersecurity capabilities by designing and implementing cybersecurity solutions. We have more than 14 years of computer network defense and operations experience and we currently operate some of the largest cybersecurity operations centers within the U.S. federal government, positioning us to assist our customers with evolving threats. For example, since 2008 we have provided a secure worldwide cyber environment for the DoS, Diplomatic Security. We provide comprehensive cyber protection services that focus on strengthening the overall DoS cyber capability through technical, engineering, management, operational, logistical, and administrative support. In doing so, we align cybersecurity activities and policies in a mission-integrated manner to enhance cyber intelligence and insider threat programs using a number of diverse tools and solutions, including security information and event management and portal security solutions.

•

Domain-Specific Services. We provide a broad array of differentiated domain-specific professional services including intelligence analysis, bioinformatics and health sciences, energy and environmental consulting, and enterprise planning and resource management. Our experts apply their extensive domain knowledge to help organizations better understand and address challenges and meet mission requirements. For example, our research scientists and public health specialists work collaboratively with HHS federal research and public health organizations providing bioinformatics, high throughput computing big data analytics, and disease surveillance and epidemiology services aimed at enhancing the pursuit of disease detection, prevention, treatment, and outbreak response.

Our Strengths

We believe the following are our key strengths:

Strong presence in attractive end markets. We believe that our contract mix is focused on the most attractive end markets within our estimated $125 billion addressable market. In fiscal 2015, we generated approximately 78% of our revenue from the health, civil, intelligence, homeland security, and law enforcement end markets and approximately 22% of our revenue from the defense end market, where we focus on technically complex IT services with long-term demand drivers. The health and civil IT markets are forecasted by IDC to grow at a CAGR of 5.1% from government fiscal year 2014 to 2019, which compares to a forecasted CAGR of 0.5% for spending in the federal DoD IT markets over the same period. In addition, less than 2% of our fiscal 2015 revenue was derived from the declining portion of the defense end market tied to OCO funding.

Diversified base of customers and contracts. Our revenue is diversified across more than 900 unique contracts, with no single government agency representing more than 10% of revenue and no single contract representing more than 5% of revenue for the year ended June 30, 2015. Our broad array of government-wide acquisition contracts, or GWACs, and indefinite delivery/indefinite quantity, or ID/IQ, contract vehicles allows us to pursue opportunities across the vast majority of the departments of the U.S. government we serve, which we believe positions us well to capture new business.

Trusted partner with longstanding relationships across broad customer base. During our nearly 40-year history, we have established deep and enduring relationships across our key customers, serving many of our over 150 customer agencies for more than 20 years. Our workforce is highly integrated with the operations of our customers, with a majority of our professionals working on-site alongside the customers they serve. These relationships afford us differentiated insight into the IT and domain-specific needs of our customers and allow us to engage with customers long before a formal request for proposals, or RFP, for a new procurement is ever released. Today, our approach to pursuing new business opportunities includes pre-RFP engagement of 12-18 months, during which time our customers may consider our input as they define the breadth and scope of their long-term IT plans, and the requirements to be solicited.

Extensive business development capabilities. Since 2011, we have nearly doubled headcount in our business development functions, while also reorganizing our resources to more effectively pursue and win new business in our target markets. We believe this investment will continue to yield meaningful growth opportunities going forward. For example, we increased the volume of bids we submitted for new prime contract opportunities from approximately $2.2 billion in fiscal 2011 to approximately $6.1 billion in fiscal 2015. At the same time, we have made investments to increase the quality of our contract bids, and, as a result, new business wins have increased from $334 million in fiscal 2012 to $542 million in fiscal 2015.

Attractive business model with strong free cash flow conversion. Our business model is characterized by long-term revenue visibility, attractive margins, and strong free cash flow conversion. We operate our business through multi-year contracts that generally range from three to seven years. As a result, we have a $3.4 billion total backlog as of June 30, 2015, which represents approximately 2.5 times fiscal 2015 revenue. We achieved a 13.6% Adjusted EBITDA margin for fiscal 2015, among the highest among the public company peers in our industry, due to the sophisticated nature of our work, our attractive contract mix, and our efficient operating focus. We also have low capital needs, with capital expenditures representing less than 1% of revenue in each of the last three fiscal years and minimal working capital requirements. These factors have allowed us to generate approximately $412 million of cash available for debt reduction or acquisitions since the Providence Acquisition in July 2011.

High-performance culture and management team. Our enduring values of Honesty and Service® have been in place since our inception and represent our commitment to acting with integrity, delivering quality work and customer satisfaction, taking care of our employees, and serving our country and communities. We are inspired by our customers’ missions and provide who we believe are the best people, working together to generate the best ideas and deliver the best possible performance. We have built upon that foundational culture since 2011 by investing in leadership development programs that extend several layers into our organizational structure. In recent years, we have promoted many strong performers into new leadership roles, resulting in an average tenure of over 11 years among our senior management team. In the process, we have cultivated what we believe is a powerful culture focused on providing value to our customers, hard results, enterprise growth, and cost efficiency.

Our Strategy

The key elements of our growth strategy are to:

Invest in growth. We continue to invest in our business development capabilities and other drivers of growth in order to capitalize on opportunities to increase our market share within our large addressable market. We approach new business opportunities with a rigorous pursuit process, ensuring effective customer engagement and customer understanding of our sophisticated IT and professional services. We leverage the extensive customer knowledge and relationships of our business development professionals to position ourselves for new business opportunities well in advance of the release of an RFP, which we have found greatly improves our chances of success. Through these efforts, we increased the volume of new contract opportunities for which we submitted bids from $2.2 billion in fiscal 2011 to $6.1 billion in fiscal 2015. In addition, new business wins have increased from $334 million in fiscal 2012 to $542 million in fiscal 2015.

Maintain a rigorous opportunity selection process. We aim to identify the most attractive new business opportunities across all of our end markets. A strong team of business development professionals, combined with our nearly 40-year history in the industry and deep customer knowledge, enables us to evaluate whether an opportunity meets certain key criteria early in the pipeline qualification process. Our strategy is to identify new business pursuits which do not have an incumbent provider, or whose existing provider may be vulnerable to competition, or where we have a long history with the customer. We also look for opportunities to differentiate our proposals with technical merit, either in the form of an innovative technology solution or a unique deployment methodology that is particularly well-suited to the customer’s needs. We specifically avoid bidding on contract opportunities that have established low price as the primary award criterion.

Focus on priority end markets. A key element of our opportunity selection process is the prioritization of investments in the fastest growing end markets for our services, including health, civil, intelligence, homeland security, and law enforcement agencies. We believe our past performance and customer relationships across a broad number of these agencies position us favorably in our pursuit of new business opportunities. We also leverage our broad footprint and our array of GWAC and ID/IQ contract vehicles, which give us access to what we consider the most attractive end markets while also generally narrowing the competition for task orders.

Invest in our core capabilities and technology. We continue to invest in our core capabilities and technology in order to deliver the most effective and efficient solutions to our customers and further differentiate ourselves. We have established capability centers across our organization, which are focused on institutionalizing best practices, methodologies, technology, and knowledge of the federal environment. Our capability centers allow us to develop sophisticated offerings that we can provide across large portions of our customer base, differentiating us from our competitors and enabling our project teams to utilize best practices and continually introduce innovation to our existing customers. Our capability centers encompass the following areas of expertise: infrastructure and cloud, cybersecurity and privacy, software development and Agile-based services, data analytics and business intelligence, user experience, and mobility and collaboration.

Execute with efficiency. We continue to seek operational improvements to maximize efficiency across both our customer-facing and back office operations, which is a critical component of our competitiveness and margin growth. In fiscal 2012 and 2013, we streamlined our selling, general and administrative costs in the areas of facilities, fringe benefits and indirect labor while increasing our investment in our growth capabilities. In fiscal 2014 and 2015, we continued those efforts and broadened our efficiency initiatives by instituting continuous improvement programs to better manage direct costs. These programs will be deployed on an ongoing and regular basis in order to drive continued operating efficiency.

Identify and pursue strategic acquisition opportunities. As a complement to our organic growth initiatives, we will continue to pursue selective acquisitions to enhance our offerings, expand our customer footprint, and increase our scale. Key selection criteria for potential acquisitions include customer relationships, capabilities and financial performance, as well as our ability to enhance these characteristics through our own business development capabilities and technical expertise as well as any cost efficiencies that come from the potential combination. Over the last four years, we completed two tuck-in acquisitions that allowed us to enhance our capabilities and expand our footprint with key government customers, including defense health agencies, DHS, and specialized portions of the U.S. Intelligence Community.

Employees

As of June 30, 2015, we had approximately 5,600 employees, up from approximately 5,200 as of June 30, 2014. Our success as an IT and strategic consulting services and solutions company is highly dependent on our ability to attract, develop and retain highly educated and skilled employees, who in many cases, hold security clearances. Our professional staff is highly educated, with approximately 33% of our employees holding advanced degrees. We currently have no employees represented by collective bargaining agreements.

Marketing & Sales

We market our services primarily to the U.S. federal government through a rigorous business development process, portions of which are driven by our centralized Marketing & Sales organization and others of which are owned by our business groups. Business groups are responsible for smaller bids and for the early phases of larger new business pursuits, during which time existing customer relationships and engagement are particularly beneficial. The centralized Marketing & Sales team, which includes a Proposal Service Center and Corporate Pricing organization, takes ownership of the later stages of the bid process for larger opportunities, in which proposal materials are drafted and produced. Throughout the new business and recompete pursuit process, experts in relevant technology and capabilities from both the business groups and the centralized Marketing & Sales team contribute ideas and best practices to enhance the solutions we intend to propose to our customer. This cooperative approach to business development leverages the critical customer understanding of the operating groups and the comprehensive process expertise of our centralized Marketing & Sales organization in order to develop solutions tailored to our customers’ requirements, and to qualify and position ourselves for new business opportunities with rigor and well in advance of the release of an RFP, improving our chances of success.

Over the past several years, we have invested significant resources in expanding and improving our marketing and sales capabilities. We have completed a number of new initiatives, including implementing a competitive market intelligence and pricing capability; increasing our bid and proposal budgets for early-phase new business pursuit activities; bolstering the business development teams in our business groups; significantly increasing our proposal submittal targets and capacity; and focusing more of our resources on large opportunities. We have also established new training programs to broaden and enhance the level of marketing and sales expertise in our operating groups and have created more technical connectivity and collaboration through the establishment of Communities of Practice, or CoPs. Our CoPs enable subject matter experts and technology practitioners to connect and collaborate in order to cultivate and exploit the best ideas, practices, and solutions from across our company and our technology partners. We believe that the expanded size and enhanced skillsets of our marketing and sales teams have increased the size, and improved the quality, of our opportunity pipeline, as well as our ability to address it.

Competition

We compete on the merits of our technical capabilities and mission understanding, our ability to recruit, build and lead strong teams, and our ability to deliver innovative solutions in an efficient and effective manner. Although we specifically avoid bidding on procurements that have established low price as a primary award criterion, we are cost competitive. Our ability to compete is dependent on our reputation with our customers, our past performance, and access to the appropriate GWACs and ID/IQ contracts. Our competitors include pure-play federal services firms, diversified service providers, divisions of large aerospace and defense, or A&D, firms, and other niche companies, including those receiving advantages under Small Business Administration programs. In an effort to remain competitive and to ensure that we are well postured for future growth, we routinely reassess our corporate strategy, our organizational structure and operating model, our pricing, our focus markets and capabilities, and our employee skills and certifications.

Examples of our competitors include:

•	Federal services firms such as Booz Allen Hamilton Inc., CACI International Inc., Leidos, Inc., and Science Applications International Corporation

•	Diversified services providers such as Accenture Ltd., Deloitte Consulting, LLP, Computer Sciences Corporation, and International Business Machines Corporation

•	Divisions of large aerospace and defense contractors such as General Dynamics Corporation, L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Company

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

When working with U.S. government agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. The FAR, which mandates uniform policies and procedures for U.S. government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that may provide implementing language for acquisitions or that supplement the FAR, with which we must also comply.

Other federal regulations (a) require certification and disclosure of cost or pricing data in connection with contract negotiations; (b) govern reimbursement rights under cost-based contracts; and (c) restrict the use, dissemination and exportation of products and information for national security purposes. In some cases, these regulations allow the government significant visibility into our financial data. While this is customary in federal government contracting, it may limit the overall profit margins in our business as compared to companies serving customers other than the federal government. However, compliance with these regulations may serve as a barrier to entry for firms that are not experienced in government contracting. Also, in comparison with commercial markets, the federal contracting business typically involves longer-term revenue visibility and higher certainty of revenue collection.

For more information on risks relating to U.S. government contracts, see “Risk Factors.”

Prime Contracts and Subcontracts

We were the prime contractor on contracts representing 90%, 91% and 91% of our total revenue for the fiscal years ended June 30, 2013, 2014, and 2015, respectively. When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex contracts or to more completely address a particular customer’s requirements. When we are the prime contractor on a contract, we are ultimately responsible for the overall contract as well as the performance of our subcontractors. Operating as a prime contractor generally positions us to establish better customer relationships, exert more control and influence over results, have clearer visibility into future opportunities, and typically earn higher profit margins on our labor. Serving as the prime contractor also subjects us to additional risks and responsibilities. See “Risk Factors” for further discussion.

Single Award Contracts

Under single award contracts with defined statements of work, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Single award federal government contracts accounted for approximately 34%, 38%, and 44% of our total revenue for the fiscal years ended June 30, 2013, 2014, and 2015, respectively.

Multiple Award Contracts

Under ID/IQ contracts, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific ID/IQ contracts, blanket purchase agreements, or BPAs, GWACs, and GSA schedule contracts. These umbrella contracts, often referred to as vehicles, outline the basic terms and conditions under which federal government agencies may order services. ID/IQ contracts are typically managed by one sponsoring agency, and may be either for the use of a specific agency or available for use by any other agency of the federal government. ID/IQ contracts designated by the OMB for use by any agency of the federal government are referred to as GWACs.

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

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with multiple award contracts, these vehicles have been utilized frequently in the last decade and are held by many contractors. Agency-specific ID/IQs have become increasingly prevalent, particularly in the Defense Department. Access to the relevant vehicles is critical for contractors intending to do business with a specific agency. Task orders under multiple award contracts, including ID/IQs, BPAs, and GSA schedule contracts, accounted for approximately 66%, 62%, and 56% of our total revenue for the fiscal years ended June 30, 2013, 2014, and 2015, respectively.

Contract Types

Contracts with our federal government customers generally have one of three types of price structures: cost-plus-fee, time-and-materials, and fixed-price.

•	Cost-plus-fee contracts. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. The fee may be fixed or it may vary and be awarded to the contractor based on performance.

•	Time-and-materials contracts. Time-and-materials contracts provide a fixed hourly rate for each direct labor hour expended plus reimbursement of allowable material costs and out-of-pocket expenses.

•	Fixed-price contracts. Fixed-price contracts provide a pre-determined fixed price for specified products and/or services. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss.

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

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2015
Cost-plus-fee	30%	30%	27%
Time-and-materials	35%	36%	38%
Fixed-price	35%	34%	35%

Backlog

Backlog represents the estimated amount of future revenue to be recognized under existing contracts and includes funded and unfunded orders. For additional discussion of backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Submittals, Awards, Book-to-Bill, and Backlog.”

Seasonality

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for a discussion of the seasonality of our business.

Properties

We lease our office facilities. At June 30, 2015, we had approximately 1.1 million square feet of floor space at approximately 54 separate locations, primarily in the U.S., with facilities located in 16 states and the District of Columbia.

We have leased our corporate headquarters at 4300 Fair Lakes Court in Fairfax, Virginia since 1991. The lease for our headquarters expires on December 31, 2015. In May 2013, we entered into a ten-year lease agreement to move from our Fairfax, Virginia corporate headquarters to a new location in Chantilly, Virginia at the end of calendar year 2015.

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

Intellectual Property

The majority of our revenue is earned through our technical services, which we believe are generally not dependent upon patent protection. Our intellectual property portfolio is limited and includes trade secrets as well as trademarks, copyrights, and patents. We occasionally license software and other technology protected by license agreements and trade secret and copyright law. We do not typically license our patents to customers. Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

Corporate Overview

We were founded in 1978 and our principal executive offices are located at 4300 Fair Lakes Court, Fairfax, Virginia 22033. Our telephone number is (703) 803-1500 and our internet address is www.sra.com. The information contained in or available through our website is not included or incorporated by reference in this annual report on Form 10-K.

On March 31, 2011, we entered into an Agreement and Plan of Merger with affiliates of Providence Equity Partners L.L.C., or Providence, and on July 20, 2011 we completed the transaction, which we refer to as the Providence Acquisition, whereby funds affiliated with Providence, or the PEP Funds, together with our founder, Dr. Volgenau, acquired all of the equity interests in SRA International, Inc.

On July 7, 2015 our indirect parent, SRA Companies, Inc., filed a registration statement with the Securities and Exchange Commission for a potential initial public offering.

Item 1A.	RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this annual report on Form 10-K, in evaluating our Company. If any of the risks described below actually occurs, our business, financial results and financial condition could be materially adversely affected.

Risks Related to our Business

Our largest customer, the U.S. federal government, accounts for substantially all of our revenue and earnings. Inherent in the government contracting process are unique risks that may have a material adverse effect on our business, financial condition and results of operations.

We generated greater than 97% of our revenue from services provided on engagements with various agencies of the U.S. federal government in each of fiscal 2014 and fiscal 2015. We expect to continue to derive most of our future revenues from the U.S. government. In this market, customer relationships involve certain unique risks that can impact our business and results of operations:

•	A reduction in federal government spending or changes in spending policies or budget priorities may result from changes in U.S. government leadership, the number of and intensity of and strategy related to military conflicts, the size of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, disruptions in the U.S. Treasury bond markets, shifts in spending priorities as a result of competing demands for federal funds, in-sourcing efforts aimed at improving the organic capabilities of the federal government, or other factors.

•	The failure by Congress to pass the annual budget on a timely basis may delay funding for customers who are expected to pay for work we are already performing and may also result in any new initiatives being delayed, and potentially canceled. Further, a failure to pass a budget or continuing resolution may result in a federal government shutdown such as the one that occurred in October 2013. Revenue for fiscal 2014 was negatively impacted by the government shutdown in October 2013 by approximately $12 million.

•	The amount of U.S. federal government debt is limited by statute, and this limit, referred to as the debt ceiling, can only be raised by an act of Congress. If Congress does not act timely to raise the debt ceiling when necessary, federal government spending would be subject to reduction, suspension or cancellation.

•

Although the OMB has issued guidance on the implementation of sequestration, the impact spending cuts will have on contractors supporting the U.S. federal government remains uncertain. Budget cuts or automatic spending cuts on our business and the reaction of federal agencies to budgetary constraints and related concerns will continue to place downward pressure on government spending levels that may reduce, delay or cancel funding for certain of our contracts and programs. On February 2, 2015, President Obama released his budget proposal for government fiscal year 2016, which would eliminate the sequester for government fiscal year 2016 and future years through a series of ten-year offsets that include trimming programs and raising tax revenues. It is unclear whether Congress will enact the President’s proposal, but if so, spending cuts as part of this plan may reduce, delay, or cancel funding for certain of our contracts.

•	Federal government contracts typically span one or more base years and multiple option years. Congress generally appropriates funds for these contracts for only one year at a time. The government generally has the unilateral right to reduce or modify contracts or subcontracts, or decline to exercise an option to renew a multi-year contract. A decision by our customers not to exercise option periods or to terminate contracts for convenience could result in significant shortfalls compared to anticipated revenues from these customers.

•	We generally encounter intense competition to win federal government contracts and spend substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us. We win a limited percentage of the contracts we bid for. We may need to expend resources, make financial commitments (such as procuring leased premises), and bid on engagements in advance of the completion of the design of our technologies, which may result in unforeseen difficulties in execution, cost overruns, and the loss of committed costs. Increased competition in the industry may cause some of the services we provide to become “commoditized” and more competitively priced and less profitable. For example, we were unsuccessful in our bid on a recompete of work performed for the Federal Deposit Insurance Corporation, or FDIC, in 2012, which was our largest contract at that time.

•	Many federal government contract award decisions are commonly subject to protest by competitors, which may statutorily require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for a previously awarded contract or in the termination, reduction, or modification of an awarded contract.

•	Government regulations on organizational conflicts of interest may limit our ability to compete for or perform certain contracts. The government could determine that an organizational conflict of interest or other conflict of interest, such as a personal conflict of interest, exists. If a conflict is perceived or exists we may be deemed unable to render impartial assistance or advice to the government. As a result, we may be ineligible to compete for any such related contracts as we could be perceived as having an unfair competitive advantage.

•	Many government contracts require that our employees maintain various levels of security clearances and that we have certain facility security clearances, which can be difficult and time-consuming to obtain. To the extent we are not able to obtain facility clearances, engage employees with the required security clearances for a particular contract, or maintain connections to controlled government information systems, we may not be able to bid or win new contracts, or effectively re-compete on expiring contracts.

•	Federal government contracts generally allow the government to terminate a contract, with short or no prior notice, for convenience, as well as for default in the event we fail to meet contractual obligations. If a government customer terminates one of our contracts for convenience, we would generally be able to recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination for default could expose us to liability for the customer’s costs of re-procurement, damage our reputation, and impair our ability to compete for future contracts.

•

Federal government contracts contain certain provisions that are unfavorable to us and are subject to laws and regulations that give the government certain rights and remedies, some of which are not typically found in commercial contracts. Our federal customers may cancel pending solicitations, decline to exercise options on existing contracts, or determine not to allot additional funding to cost-reimbursement contracts despite the fact that we may have incurred costs related to pursuing a particular opportunity. The government may also reduce contract scope pursuant to the FAR “Changes” clause, cancel multi-year contracts if funds are not available for contract performance for a subsequent program year, suspend or delay performance, issue stop work orders, opt not to purchase more than the minimum under an ID/IQ contract, terminate contracts for the government’s convenience, or not renew programs. With fewer federal funds available, issues once resolved as routine contract administration matters (e.g., requests for equitable adjustments, change orders, economic price adjustments, delay claims, etc.) may increasingly lead to more litigation. Extensive contract terminations or contract scope reductions could require us to layoff employees and incur significant severance, relocation and facility closing costs, reducing our revenues and margins.

•	In connection with the Small Business Administration, or SBA, set-aside program, the government may decide to restrict certain procurements only to bidders that qualify as small, small-disadvantaged, minority-owned businesses, or other such programs. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a minority ownership interest and a maximum of 49% of the work as a subcontractor on such programs. An increase in the amount of procurements under the set-aside program may affect our ability to bid on new procurements as a prime contractor, or restrict our eligibility to compete on incumbent work that is set aside for small businesses.

•	The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time. Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. government agencies may limit the creation of new government-wide or agency-specific multiple award contracts, and may also face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed-price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could alter our contract mix unfavorably or impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods established by the government could be costly or administratively difficult for us to implement and could have a material adverse effect on our business, financial condition, and results of operations.

We may not realize the full value of our backlog, which may result in lower than expected revenue.

As of June 30, 2015, our total backlog was $3.4 billion, of which $643.7 million was funded. We define backlog to include the following two components:

•	Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized, less revenue previously recognized on these contracts.

•	Unfunded Backlog. Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

Backlog includes all contract options that have been priced but not yet funded, and includes an estimate of the contract value under single award ID/IQ contracts against which we expect future task orders to be issued without competition. Backlog does not include any value for the ceiling of multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, GWACs, or General Services Administration, or GSA, schedule contracts.

We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies many of which are beyond our control. If we are unable to realize revenue on our backlog, it could have a material adverse effect on our business, financial condition, and results of operations.

We may earn less revenue than projected, or no revenue, under certain of our contracts.

Many of our contracts with our customers are ID/IQ contracts, including GSA schedules and GWACs. ID/IQ contracts provide for the issuance by the customer of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit the U.S. government to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the customer. ID/IQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award ID/IQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete and be awarded these task orders. During fiscal 2015, 2014 and 2013, our revenue under our GSA schedules and GWACs, including single-award ID/IQ contracts, accounted for 56%, 62%, and 66%, respectively, of our total revenue. A failure to be awarded task orders under such contracts could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to successfully implement our growth strategy, which includes pursuing both organic growth opportunities and strategic acquisitions.

Our long-term business strategy depends in part on increasing our market share through investing in our business development capabilities and pursuing strategic acquisitions. If we are unable to win additional business due to competition from incumbent providers or otherwise or if we fail to identify and acquire suitable acquisition targets on appropriate terms, our growth strategy may be materially and adversely affected.

We may spend substantial cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us. In addition, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, and the diversion of management attention and resources from existing operations.

We have a recent history of losses, and we may not achieve or maintain profitability.

We incurred losses from continuing operations of $317.3 million, $24.2 million and $11.9 million in fiscal 2013, 2014 and fiscal 2015, respectively. In addition, we may incur additional losses from continuing operations in the future. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, which could require us to raise additional capital in the future to fund our operations, which may not be available on reasonable terms or at all.

Our business could be negatively impacted by cyber and other security threats, attacks and other disruptions.

Like others in our industry, we continue to face advanced and persistent attacks on our IT infrastructure where we manage and store various proprietary information and sensitive/confidential data relating to our operations. These attacks may include sophisticated malware (viruses, worms, and other malicious software programs) and phishing emails that attack our products or otherwise exploit any security vulnerabilities. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of our customers or other third parties, create system disruptions, or cause shutdowns that we are unable to thwart. Additionally, sophisticated software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the information infrastructure. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, attempts by others to gain unauthorized access to our IT systems are becoming increasingly sophisticated.

We are subject to laws, rules, and regulations relating to the collection, use, and security of user data and are subject to legislative and regulatory burdens that may require us to notify customers or employees of a data security breach. Persistent cybersecurity threats and attacks on our IT infrastructure require significant management attention and resources and may expose sensitive personally identifiable and other critical information of our customers, their employees or our own employees, and other parties with whom we conduct business and a loss or misuse of this information, could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber-attack could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers and may impede critical functions. Occurrence of any of these security threats could adversely affect our reputation, ability to work on sensitive U.S. government contracts, business operations and financial results. Given the nature of our work for the federal government, we have been subject to attempted cybersecurity incidents in the past and may again in the future.

The current competitive landscape and budget-constrained environment may make it more difficult to maintain our financial performance.

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

The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Following an award, we may encounter significant expenses, delays, contract modifications, or even loss of the contract if our competitors protest or challenge contracts that are awarded to us.

If we are unable to win particular contracts that are awarded through the competitive bidding process, in addition to the risk that our business, financial condition and results of operations may be adversely affected, we may also be unable to operate in the market for services that are provided under those contracts for a number of years.

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

If our solutions, services, products or other applications have defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	Experience a loss of revenues due to adverse customer reaction or contract termination;

•	Be required to provide additional services to a customer at no charge or pay re-procurement costs;

•	Receive negative publicity that could damage our reputation and adversely affect our ability to attract or retain customers;

•	Suffer claims for substantial damages against us; and

•	Face material claims for damage to personal property and injuries including loss of life.

In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work, canceling contracts or failing to renew contracts. We may have agreed to indemnify our customers fully for damages and third-party claims, we may have failed to obtain adequate contractual limitations of liability, and we may be found liable for material direct, indirect, consequential, or punitive damages. If we are required to respond to such indemnification obligations, it may have a material adverse effect on our reputation and on our business, financial condition, and results of operations.

Internal or external system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers.

A system or service disruption, including those caused by ongoing efforts to improve our IT systems and the delivery of services whether through us or through an outsourced service, if not anticipated and appropriately mitigated, could have a material adverse effect on our business. Customer system failures could damage our reputation and adversely affect our revenues and profitability. Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government information. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, unauthorized intruders, hackers, computer viruses or other cybersecurity threats, natural disasters, power shortages or terrorist attacks, or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks.

Our failure to comply with complex laws and regulations could cause us to lose business and subject us to a variety of penalties.

We must comply with laws and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government customers and may impose added costs on our business. These laws and regulations are related to, for example, procurement integrity, disclosure of cost and pricing data, allowability of costs, national security, and employment practices. Failure to comply with any of these regulations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, loss of security clearances, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with the federal government. Among the most significant of these regulations are:

•	the FAR and supplements, which regulate the formation, administration and performance of U.S. government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations, modifications, and task orders;

•	the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials;

•	the False Claims Act and the False Statements Act, which provide for substantial civil and criminal penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval, and for making false statements to the U.S. government, respectively;

•	U.S. government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts, including allowable amounts for executive compensation reimbursement;

•	post-government employment laws and regulations, which restrict the ability of a contractor to recruit, hire, and deploy former employees of the U.S. government; and

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.

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

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions which may materially and adversely affect our business and profitability.

As a government contractor, we are subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency, the Defense Contract Management Agency and the Inspectors General for various agencies with which we contract in the ordinary course of business. These agencies review, among other things, a contractor’s performance under its contracts, cost structure, pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards, including U.S. government Cost Accounting Standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, cost accounting, labor, billing, compensation, labor category qualifications, other management information systems and indirect rates and pricing practices. A finding of significant control deficiencies in our system audits or other reviews may result in reduced billing rates to our U.S. government customers and withholding of payments on receivables until the control deficiencies are corrected and our remediation is accepted by Defense Contract Management Agency, and could also impact the Company’s ability to receive future cost type contract awards. Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. If our accounting systems are deemed inadequate we may be prevented from performing on current contracts which require systems that comply with Cost Accounting Standards or might be limited in the type of contract we are eligible to bid and perform on until such time as our systems are deemed adequate, which could have a material adverse effect on our business, financial condition, and results of operations.

Our indirect cost audits by the Defense Contract Audit Agency have not been completed for fiscal 2009 and subsequent fiscal years. Any costs found to be improperly charged or allocated to a government contract or not properly supported with sufficient documentation will not be reimbursed or must be refunded if already reimbursed. We maintain reserves based on historical experience for incurred cost audits pending completion. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, unilateral reductions of our fees, suspension of payments, fines and suspension or prohibition from doing business with U.S. government agencies.

The Company’s income tax returns are subject to audit in various jurisdictions and its fiscal 2011 U.S. federal income tax returns are currently under audit.

Our income tax returns are subject to review and audit in the United States and other jurisdictions with varying statutes of limitation. We do not recognize the benefit of income tax positions we believe are more-likely-than-not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our tax positions, our effective tax rate on our earnings could increase substantially, and our earnings and cash flows from operations could be materially adversely affected.

Periods for fiscal years ended after July 1, 2010 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2010 may remain subject to examination by tax authorities. Our consolidated U.S. federal income tax return for the fiscal year ended June 30, 2011 is currently under audit by the IRS. We have been notified that the IRS may contest a deduction in that period, but we believe firmly in the validity of our position and would defend it vigorously. Nonetheless, if the IRS were to challenge our prior tax positions and we are unsuccessful in defending them, we may be required to pay taxes for prior periods, interest, fines or penalties, and/or be obligated to pay increased taxes in the future, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We have contracts with the U.S. government that are classified, which may limit investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. government that are subject to security restrictions (classified programs), which preclude the dissemination of information. We are limited in our ability to provide information about these programs, any risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital, or continue our business operations.

We depend on the timely collection of our receivables to generate cash flow, provide working capital, and continue our business operations. If the U.S. government or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. The U.S. government may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, congressional failure to increase the federal government’s debt ceiling which permits federal government expenditures, lack of an approved budget, or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed. If we are not paid for a substantial portion of the services we provide in such subcontracting arrangements, it could have a material adverse effect on our business, financial condition, and results of operations.

We use estimates in recognizing revenue and if we make changes to estimates used in recognizing revenue, our profitability may be adversely affected.

Revenue from our fixed-price contracts is primarily recognized using the percentage-of-completion method with progress toward completion of a particular contract based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. Revenue from our cost-reimbursable-plus-award-fee contracts are based on our estimation of award fees over the life of the contract. Estimating costs at completion and award fees on our long-term contracts is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known.

In the event updated estimates indicate that we will experience a loss on the contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which requires further adjustments in our audited consolidated financial statements. Changes in the underlying assumptions, circumstances, or estimates could result in adjustments that could have a material adverse effect on our future results of operations. Failure to timely meet contractual requirements under fixed-price contracts or that contain a fixed-price component may result in additional costs to satisfy obligations to our customers, reductions in profit, payment of damages or penalties, or termination of the contract, which could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business may be adversely affected.

To facilitate our ability to prepare bids for new business, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide industry input and suggestions to government entities and agencies prior to the development of a formal bid. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so may adversely affect our ability to bid successfully for new business and could cause our actual results to differ materially and adversely from those anticipated.

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

We rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and the other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors fail to perform, perform poorly or eliminate or reduce their contract relationships with us due to industry consolidations or otherwise, or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. government contractor which could increase competition for future contracts and impair our ability to perform on contracts.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s misconduct or failure to comply with applicable law. Similarly, in instances where we serve as a subcontractor to another prime contractor, we may have disputes regarding that contractor’s management of our subcontract, possible attempts to hire our personnel, or its failure to comply with applicable law. Uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. government.

Our cost-plus, time-and-material and fixed-price type contracts present certain risks to our business.

Our business is transacted and revenue recognized through written revenue arrangements, or contracts, which are generally cost-plus, time-and-material, or fixed-price. Each of our contract types presents certain risks to our business as highlighted below.

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award fee provisions are our primary variable contract fee arrangement. Award fees, which provide for a fee based on actual performance relative to contractually specified performance criteria, may result in risk to our business if we are unable to satisfy the relevant performance criteria.

On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Time-and-material contracts may result in risk to our business if we fail to accurately estimate or otherwise recover expenses, including wages, overhead, allowable general and administrative expenses.

On a fixed-price type service contract (revenue arrangement), we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased costs may reduce our profit or cause us to sustain losses on the contract. This may result in greater risk to our business that we may not be reimbursed for services rendered than under a cost-plus type and time-and-material type contracts where we generally do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

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

As an advanced IT and technical services company, our business is labor intensive, and, therefore, our ability to attract and retain highly qualified individuals who work well with our customers in a government environment is an important factor in determining our success. Some of our government contracts require us to employ individuals who have particular security clearances issued by the DoD or other government agencies.

Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff recently awarded contracts and to maintain and grow our business could be limited. We are operating in a tight labor market for cleared personnel and, if it continues to tighten, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer.

In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our senior management team and its ability to generate new business and execute projects successfully. Personal reputations and individual business relationships are critical elements of obtaining and maintaining customer engagements in our industry, particularly with agencies performing classified operations. The loss of any of our senior executives could cause us to lose customer relationships or new business opportunities.

If we fail to manage acquisitions successfully, our revenue and operating results may be impaired.

Part of our growth strategy includes pursuing acquisitions. Identification and valuation of acquisition targets and closing complicated transactions involve significant risks to our business. In pricing acquisitions, we may make overly optimistic assumptions of future business growth. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential liabilities of a particular acquisition. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions. Additionally, these transactions often require substantial management resources and may divert our attention away from day-to-day operations.

Integrating acquired operations of the acquisitions we choose to complete is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to retain key employees and successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment. Acquisitions may involve incurrence of additional indebtedness which may constrain further growth and include restrictive financial covenants that, if not complied with, may lead to default. We may have difficulty integrating accounting, information management, or other control systems and technologies, particularly with respect to those that are still in development when acquired. Additionally, we may fail to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations or their failure to fulfill their contractual obligations to the federal government or other customers. Acquisitions may also increase organizational conflicts of interest, impacting current business and limiting further growth.

In addition, we periodically divest businesses or contracts, including those that are no longer part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources and may result in losses on the sale of the business. Additionally, as a part of a transaction, it is customary to agree to certain indemnification obligations related to the divestiture. The indemnification period generally expires one to two years after the transaction date; however fraud and tax indemnifications last longer. If claims or other costs are incurred related to the divestiture, our financial results may be adversely affected.

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

In the course of conducting our business, we might inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. Defending these claims may be costly and could have a material adverse effect on our business, financial condition, and results of operations.

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could have a material adverse effect on our business, financial condition, and results of operations.

We attempt to obtain adequate insurance to mitigate many of our significant risks and liabilities. Not every risk or liability can be protected against by insurance, and for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses incurred. If any of our third-party insurers fail, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage on terms acceptable to us, or at all, our overall risk exposure and our operational expenses would increase and the management of our business operations could be disrupted. Securing more coverage may impact profitability. Because of the limitations in overall available coverage or our business decisions regarding the amount of coverage that we choose to secure, we may have to bear substantial costs for uninsured losses that could have a material adverse effect on our business, financial condition, and results of operations.

We are a defendant in pending litigation and may be subject to future litigation which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to investigations, audits and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. government, state, local and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings, can cause us to be faced with penalties, fines, repayments or compensatory damages, and can lead to suspension or debarment from future U.S. government contracting. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts.

We are also involved in, and may in the future become a party to, various claims and lawsuits arising in the normal conduct of our business including but not limited to various employment litigation matters and investigations or charges before administrative agencies. We can give no assurance that the outcome of any such matter would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Any claims or litigation may be costly to defend. Even if we are successful or fully indemnified or insured, such claims and litigation could damage our reputation and make it more difficult for us to compete effectively or obtain adequate insurance in the future. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur charges which could have a material adverse effect on our business, financial condition, and results of operations.

Changes in future economic or business conditions could cause recorded goodwill or other intangible assets to become impaired, resulting in material losses and write-downs that could have a material adverse effect on our business, financial condition, and results of operations.

Goodwill and other intangible assets accounted for approximately 75% of our recorded total assets in fiscal 2015. Goodwill is allocated to each of our business groups and each group is evaluated separately for impairment annually as of April 1, or more frequently when evidence of potential impairment exists. Trade names are also tested for impairment annually as of April 1, or more frequently when evidence of potential impairment exists. The annual impairment tests are based on many inputs requiring judgment. Given the current industry conditions and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions used in our goodwill and trade names impairment analyses will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or profitability are not achieved, or we experience adverse changes in market factors such as discount rates or valuation multiplies derived from comparable publicly traded companies, we may be required to recognize goodwill or trade names impairment charges in future periods.

For a discussion of the impairment analysis for fiscal 2015 and 2014, refer to Note 3 to our audited consolidated financial statements included in this annual report on Form 10-K.

Our indirect parent, SRA Companies, Inc., has filed a registration statement with the SEC for a potential initial public offering. Fulfilling the obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, will be expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations.

Our indirect parent, SRA Companies, Inc., has filed a registration statement with the SEC for a potential initial public offering. Should the offering be completed, SRA Companies, Inc. will be subject to the reporting and corporate governance requirements, stock exchange listing standards and the Sarbanes-Oxley Act of 2002, that apply to issuers of listed equity, which will impose certain new compliance costs and obligations upon us. The changes necessitated by publicly listing SRA Companies’ equity will require a significant commitment of additional resources and management oversight which will increase our operating costs. These changes will also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

Risks Related to our Substantial Indebtedness

Our substantial indebtedness could adversely affect our financial health and operating flexibility.

We have a substantial amount of indebtedness. As of June 30, 2015, we had approximately $1,064.2 million of senior indebtedness comprised of $664.2 million on our senior secured Term Loan B Facility (as described herein) and $400.0 million of the Senior Notes (as described herein). In addition, we have approximately $100.0 million of additional borrowing capacity under the Existing Revolver (as described herein). Together the Existing Revolver and the Term Loan B Facility are referred to as the Existing Senior Secured Credit Facilities.

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

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and service our debt and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make payments on and refinance our debt and to fund our operations depends on our ability to generate substantial operating cash flow. Our cash flow generation depends on our future performance, which is subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.

If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt and/or seeking additional equity capital. Any of these potential remedies may not be effected on commercially reasonable terms, or otherwise be available. In addition, the indenture governing the Senior Notes and the credit agreement governing the Existing Senior Secured Credit Facilities may limit the availability or effectiveness of certain remedies, including the use of proceeds from divested assets. In the absence of sufficient operating results and/or limitations on remedies available to us, we could face substantial liquidity problems.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Existing Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of June 30, 2015, we had hedged the interest rate on $500.0 million of our outstanding Term Loan B Facility through the use of such interest rate swap agreements. The interest rate on the remaining $164.2 million of our outstanding Term Loan B Facility was unhedged. In the future, we may enter into similar interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.6 million based on the unhedged portion of the Existing Senior Secured Credit Facilities outstanding as of June 30, 2015.

Restrictive covenants in the Existing Senior Secured Credit Facilities and the indenture governing our Senior Notes may restrict our ability to pursue our business strategies.

The Existing Senior Secured Credit Facilities and the indenture governing the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These agreements governing our indebtedness include covenants restricting, among other things, our ability to:

•	incur additional indebtedness;

•	create liens;

•	engage in mergers or consolidations;

•	sell or transfer assets, including capital stock of our subsidiaries;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, including acquisitions, loans, advances or guarantees;

•	prepay the Senior Notes and certain subordinated indebtedness;

•	engage in certain transactions with affiliates;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; and

•	amend material agreements governing the Senior Notes and certain subordinated indebtedness.

In addition, our revolving credit facility requires us to maintain a maximum net senior secured leverage ratio.

A breach of any covenant contained in either the Existing Senior Secured Credit Facilities or the indenture governing the Senior Notes could result in a default under those agreements. If any such default occurs, the lenders under the Existing Senior Secured Credit Facilities or the holders of the Senior Notes, as the case may be, may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. In addition, a default under the indenture governing the Senior Notes would cause a default under the Existing Senior Secured Credit Facilities, and the acceleration of debt under the Existing Senior Secured Credit Facilities or the failure to pay that debt when due would cause a default under the indenture governing the Senior Notes (assuming the amount of that debt is in excess of $25.0 million). The lenders under the Existing Senior Secured Credit Facilities also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the Existing Senior Secured Credit Facilities, the lenders under these facilities will have the right to proceed against the collateral granted to them to secure that debt, which includes the available cash of our subsidiaries that guarantee the Existing Senior Secured Credit Facilities. If the debt under the Existing Senior Secured Credit Facilities or the Senior Notes becomes due and payable, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

The interests of our indirect parent, SRA Companies, Inc., and its controlling stockholders may differ from the interests of the holders of our debt.

The interests of our indirect parent, SRA Companies, Inc., and/or its controlling stockholders, Providence and Dr. Volgenau, may differ from the holders of our debt in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of SRA Companies, Inc. and/or its controlling stockholders might conflict with the interests of a debt holder. The Controlling Stockholders may also have an interest in pursuing acquisitions, combinations, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a debt holder.

Providence is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of these holders may differ from the holders of our debt in material respects. In addition, to the extent that Providence or its affiliates own or acquire a material or substantial interest in one or more companies that provide services or products to the U.S. government, our affiliation with any such company through Providence could create organizational conflicts of interest and similar issues for us under federal procurement laws and regulations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease our office facilities. At June 30, 2015, we had approximately 1.1 million square feet of floor space at approximately 54 separate locations, primarily in the U.S., with facilities located in 16 states and the District of Columbia.

We have leased our corporate headquarters at 4300 Fair Lakes Court in Fairfax, Virginia since 1991. The lease for our headquarters expires on December 31, 2015. In May 2013, we entered into a ten-year lease agreement to move from our Fairfax, Virginia corporate headquarters to a new location in Chantilly, Virginia at the end of calendar year 2015.

Item 3.	LEGAL PROCEEDINGS

We are subject to investigations, audits, and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil, or administrative proceedings, and we could be faced with penalties, fines, payments, or compensatory damages. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by state, local, and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business, including but not limited to bid protests, various employment litigation matters, contractual disputes, and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any such matter would likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. All of our issued and outstanding common stock is owned by Sterling Parent, which is wholly-owned by SRA Companies, Inc. As of August 7, 2015, there were 23 holders of record of common stock of SRA Companies, Inc.

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

The selected financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and accompanying notes included in this annual report.

	Predecessor		Successor
	Fiscal Year Ended June 30,	July 1, 2011 through	July 21, 2011 through	Fiscal Year Ended June 30,
	2011	July 20, 2011	June 30, 2012	2013	2014	2015
	(dollars in thousands)
Statement of Operations
Revenue	$1,704,991	$99,308	$1,575,872	$1,507,722	$1,386,363	$1,389,214
Operating costs and expenses:
Cost of services	1,283,878	78,550	1,191,256	1,140,014	1,060,407	1,059,298
Selling, general and administrative	242,976	13,721	215,369	198,338	181,937	175,499
Depreciation and amortization of Property and equipment	15,432	837	14,186	12,199	9,194	8,144
Amortization of intangible assets	8,551	442	91,551	88,147	72,711	58,514

Transaction costs (1)	8,373	68,069	699	—	—	—
Impairment of goodwill and other assets	—	—	—	345,753	—	—
Gain on the sale of a portion of the Health & Civil business	—	—	—	—	(1,564)	—

Total operating costs and expenses	1,559,210	161,619	1,513,061	1,784,451	1,322,685	1,301,455

Operating income (loss)	145,781	(62,311)	62,811	(276,729)	63,678	87,759
Interest expense	(859)	(19)	(101,715)	(100,777)	(104,191)	(106,812)
Interest income	741	13	85	43	65	38

Income (loss) from continuing operations before income taxes	145,663	(62,317)	(38,819)	(377,463)	(40,448)	(19,015)
Provision for (benefit from) income taxes	53,991	(18,462)	(14,768)	(60,169)	(16,286)	(7,071)

Income (loss) from continuing operations	$91,672	$(43,855)	$(24,051)	$(317,294)	$(24,162)	$(11,944)

Balance Sheet Data (as of period end):
Cash and cash equivalents	$171,758	$213,545	$3,647	$5,050	$108,840	$96,009
Working capital (2)	313,418	315,581	100,531	96,817	75,980	72,465
Total assets (3)	1,133,448	1,179,063	2,088,306	1,626,953	1,576,056	1,563,283
Long-term debt	—	—	1,127,521	1,108,667	1,047,927	1,060,160
Total stockholders’ equity	861,043	846,039	475,848	161,169	140,648	138,326
Other Financial Data:
Net cash provided by (used in):
Operating activities (4)	$176,575	$43,136	$54,215	$66,825	$145,653	$76,958
Investing activities (4)	(115,848)	(1,876)	(1,736,302)	(45,422)	(1,863)	(78,956)
Financing activities(4)	12,821	505	1,472,380	(20,000)	(40,000)	(10,833)
Depreciation and amortization of Property and equipment	17,150	940	15,869	13,484	10,725	9,151
Amortization of intangible assets	8,551	442	91,551	88,147	72,711	58,514
Capital expenditures (4)	(19,493)	(1,876)	(10,741)	(11,791)	(7,355)	(7,480)
Other Operating Data:
Total backlog (5)	$4,260,700	N/A (7)	$3,595,100	$3,284,500	$3,478,400	$3,428,600
Days sales outstanding (DSO) (6)	69	N/A (7)	64	64	54	51

(1)	Transaction costs include legal, accounting and other expenses, including accelerated stock compensation expense, incurred in connection with our acquisition by private equity investment funds sponsored by Providence.
(2)	Working Capital is defined as total current assets (excluding current assets of discontinued operations) minus total current liabilities (excluding current liabilities of discontinued operations).
(3)	Total assets exclude current assets of discontinued operations.
(4)	Includes results of discontinued operations.
(5)	For a discussion of backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Submittals, Awards, Book-to-Bill, and Backlog.”
(6)	The DSO at the end of each fiscal year is the fourth quarter DSO. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the quarter. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to acquisitions and divestitures if necessary.
(7)	This data was not compiled as of July 20, 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of sophisticated IT and professional services to the U.S. federal government. Our services help our government customers address complex IT needs in order to achieve their missions more effectively, while also increasing efficiency and reducing expenses. Approximately 70% of our revenue is derived from IT service offerings, including software and systems development, network infrastructure and cloud services, and cybersecurity, with the remaining 30% derived from domain-specific professional services in areas such as intelligence analysis, bioinformatics and health sciences, energy and environmental consulting, and enterprise planning and resource management. Our business has an attractive operating model, characterized by recurring revenues, diverse multi-year contracts, and strong free cash flow conversion.

We believe that the large size of our addressable market and our focus on higher growth areas of the market provide us with ample opportunities to grow. We estimate, based in part on data from the FPDS, that the U.S. federal government spent approximately $125 billion in government fiscal year 2014 with third parties on the types of IT and professional services that we provide, which we refer to as our addressable market. Within our addressable market, we generated approximately 78% of our revenue in fiscal 2015 from the health, civil, intelligence, homeland security, and law enforcement end markets. According to IDC spending by the federal government in the health and civil IT markets is forecasted to grow 5.1% annually from government fiscal year 2014 to 2019, which compares to a forecasted CAGR of 0.5% for spending in the federal DoD IT markets over the same period. In addition, we generated approximately 22% of our revenue in fiscal 2015 from the defense end market, where we focus on technically complex IT services with long-term demand drivers, such as cybersecurity, mobility, big data, data center optimization, common networking infrastructure, cloud and supporting applications. More than half of our fiscal 2015 revenue from the defense end market came from services areas such as joint operations and other Unified Combatant Commands. According to IDC, these services areas of the federal DoD IT market make up more than a third of the entire federal DoD IT market and are forecasted to grow at a CAGR of 3.6% from government fiscal year 2014 to 2019. Less than 2% of our fiscal 2015 revenue was derived from the declining portion of the defense end market tied to OCO funding.

In addition to focusing on attractive and growing segments of our addressable market, we have invested in business development capabilities that we believe will enable us to continue to grow our market share. Since 2011, we have nearly doubled headcount in our business development functions, while also reorganizing our resources to more effectively pursue and win new business in our target markets. Through these efforts, we increased the volume of new contract opportunities for which we submitted bids from $2.2 billion in fiscal 2011 to $6.1 billion in fiscal 2015. We have also enhanced the quality of our business development process by identifying and pursuing new business opportunities earlier and focusing on contracts where our services are differentiated from our competitors. As a result, we have maintained stable new business win rates in both fiscal 2014 and fiscal 2015 and increased new business contract wins from $334 million in fiscal 2012 to $542 million in fiscal 2015.

Our revenue is diversified across more than 900 unique contracts, with no single government agency representing more than 10% of revenue and no single contract representing more than 5% of revenue for fiscal 2015. Moreover, we have an attractive mix of contract types with approximately 73% of our fiscal 2015 revenue generated from fixed-price or time-and-materials contracts, which typically generate higher margins than cost-plus-fee contracts.

Our attractive business model consists of multi-year contracts with high revenue visibility, attractive margins, and strong free cash flow conversion. We typically serve our customers under long-term contracts that span three to seven years, and we have served many of our customers for more than 20 years. Our long-term contracts and relationships provide us with high revenue visibility, with average contract lengths of approximately five years as of June 30, 2015. Further, our $3.4 billion of total backlog as of June 30, 2015 represents approximately 2.5 times fiscal 2015 revenue, providing us with a base of future revenues supported by existing contracts. We achieved a 13.6% Adjusted EBITDA margin for fiscal 2015, which we believe is among the highest across the public company peers in our industry. We believe that our strong margin profile is due to the sophisticated nature of our work, our efficient operating structure, and our favorable mix of contract types. In addition, with capital expenditures of less than 1% of revenue and low working capital requirements, we have historically had strong free cash flow conversion, allowing us to generate approximately $412 million of cash available for debt reduction or acquisitions since the Providence Acquisition in July 2011.

We direct substantial resources towards recruiting, training and promoting our employees and foster a high-performance culture throughout our organization. Our culture is based on a set of core principles that have defined our business throughout our nearly 40-year history: integrity, quality work for our customers, employee satisfaction, and service to our country and communities. We believe that our emphasis on developing and maintaining a high-performance team and culture based on our foundational ethic of Honesty and Service® is a key competitive strength, helping to ensure we efficiently deliver consistent, high-quality work for our customers.

Business Environment and Outlook

We generated more than 97% of our revenue from services provided on engagements with various agencies of the U.S. federal government in each of fiscal 2014 and fiscal 2015. Accordingly, our business performance is affected by the overall level of federal spending.

Demand for IT and professional services is being driven by priorities of our customers to invest in areas such as cybersecurity, cloud infrastructure, improved communications systems, IT modernization, data privacy protection, data analytics, and intelligence. Over the past few years, critical investments in these areas have been deferred due to budget constraints, resulting in a growing backlog of government IT needs. To that end, the administration’s government fiscal year 2016 budget request for IT spending proposes an increase of $2 billion, or 2.3%, over the 2015 budget request level.

The sequester cuts enacted by the Budget Control Act of 2011 reduced spending levels in most federal agencies, and the government shutdown in October 2013 discontinued many federal functions and associated contractor support for approximately two weeks. In December 2013, the President signed the Bipartisan Budget Act of 2013, which revised the limits on discretionary appropriations for government fiscal years 2014 and 2015, providing for higher levels of funding in those years than were allowed under the prior caps and budget enforcement procedures. On October 1, 2014, the government’s fiscal year 2015 began under a continuing resolution. The government has since been funded by a December 2014 omnibus spending bill and subsequent bills. In certain of our markets, contract awards continue to face delays, pricing pressure and greater numbers of competitors. However, we have observed fewer instances of contract scope reductions and funding pressure has lessened in recent periods. We believe that the administration’s request for incremental spending in IT for government fiscal year 2016 reflects increased focus by the government on these services.

Key Metrics

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Submittals, Awards, Book-to-Bill, and Backlog

Our future growth is dependent upon our ability to successfully bid and win new contracts in our target markets. Submittals include the total value of bids submitted for prime funded opportunities, including both new and recompete contracts. The total value of proposals we submitted in fiscal 2015 was $7.2 billion, $6.1 billion of which was for new business opportunities. Submittals do not include values of bids submitted for ID/IQ contracts or bids submitted as a subcontractor. The total value of proposals we submitted in fiscal 2014 and 2013 was $4.4 billion and $6.9 billion, respectively.

Contract awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and recompete contracts. Given that new contracts generate growth, we closely track the new awards component of contract awards each year. The total value of new awards we received in fiscal 2015, 2014, and 2013 was $0.5 billion, $0.7 billion and $0.3 billion, respectively.

Another key measure of our business growth is the ratio of total contract awards to revenue recorded in the same period, or the book-to-bill ratio. In order to drive future revenue growth, our goal is for the level of contract awards in a given period to exceed the revenue booked, thus yielding a book-to-bill ratio greater than 1.0. Our book-to-bill ratio was 1.0, 1.5 and 1.0 in fiscal 2013, 2014 and 2015, respectively.

Backlog represents our estimate of the remaining future revenues from our existing contracts. More specifically, we define backlog as the funded and unfunded orders for services under existing signed contracts, assuming the exercise of all option years relating to those contracts, less the amount of revenue we have previously recognized under those contracts and de-obligations. Backlog includes all contract options that have been priced but not yet funded, and includes an estimate of the contract value under single award ID/IQ contracts against which we expect future task orders to be issued without competition. Backlog does not include any value for the ceiling of multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, GWACs, or GSA schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.

Congress often appropriates funds for our customers on a yearly basis, even though the corresponding contract with us may call for performance that is expected to take a number of years. As a result, contracts are typically only partially funded at any point during their term with further funding dependent on Congress making subsequent appropriations and the procuring agency allocating funding to the contract.

Ceiling increases result from upward contract adjustments under existing contracts and increases in scope. Backlog is decreased by de-obligations and removals, which is the removal of amounts previously awarded by a customer resulting from either (i) a formal contract modification issued by the customer reducing, or de-obligating, the remaining contract value, or (ii) the expiration of the period of performance without an extension issued by the customer which would be necessary for us to continue working under the contract. In the latter case we remove the remaining contract value from backlog even though the contract value is not formally de-obligated by the customer.

Our total backlog as of June 30, 2015 includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2023.

As of June 30, 2015, we expect to recognize approximately 27% of our backlog as revenue within the next twelve months.

	Fiscal Year Ended June 30,
	2013	2014	2015
	(dollars in millions)
Funded	$704.1	$667.2	$643.7
Unfunded	2,580.4	2,811.2	2,784.9

Total Backlog	$3,284.5	$3,478.4	$3,428.6

Contract Mix

When contracting with our customers, we typically enter into one of three basic types of contracts: cost-plus-fee, time-and-materials, and fixed-price.

•	Cost-plus-fee. Cost-plus-fee contracts provide for reimbursement of allowable costs and the payment of a fee, which is our profit. In addition, some cost-plus-fee contracts provide for an award fee or incentive fee for meeting the requirements of the contract.

•	Time-and-materials. Time-and-materials contracts provide a fixed hourly rate for each direct labor and subcontractor labor hour expended plus reimbursement of allowable material costs and out-of-pocket expenses.

•	Fixed-price. Fixed-price contracts provide a pre-determined fixed price for specified products and/or services. Fixed-price-level-of-effort contracts are similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. To the extent our actual costs vary from the estimates upon which the price of the fixed-price contract was negotiated, we will generate more or less than the anticipated amount of profit or could incur a loss.

Each of these contract types has unique characteristics. From time to time, contracts may be issued that are a combination or hybrid of contract types. Cost-plus-fee contracts generally subject us to lower risk. They also can include award fees or incentive fees under which the customer may make additional payments based on our performance. However, not all costs are reimbursed under these types of contracts, and our customers carefully review the costs we charge. In addition, negotiated base fees are generally lower than projected profits on fixed-price or time-and-materials contracts, consistent with our lower risk. Under time-and-materials contracts, including our fixed-price-level-of effort contracts, we are also generally subject to lower risk; however, our profit may vary if actual labor hour costs vary significantly from the negotiated rates. Fixed-price contracts typically involve the highest risk and, as a result, are typically more profitable. Fixed-price contracts require that we absorb cost overruns, should they occur.

The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Fiscal Year Ended June 30,
	2013	2014	2015
Cost-plus-fee	30%	30%	27%
Time-and-materials	35%	36%	38%
Fixed-price (a)	35%	34%	35%

(a)	Includes approximately 4% of revenue earned on fixed-price-level-of-effort contracts for fiscal 2013 and 3% of revenue earned on fixed-price-level-of-effort contracts for each of fiscal 2014 and 2015.

Days Sales Outstanding

Days sales outstanding is a measure of how effectively we manage the billing and collection of accounts receivable, our most significant working capital component. We utilize an accounts receivable factoring facility to accelerate cash flow, which reduces our DSO. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 51 days as of June 30, 2015, 54 days as of June 30, 2014, and 64 days as of June 30, 2013.

Adjusted EBITDA and Free Cash Flow

We present Adjusted EBITDA and Free Cash Flow as they are measures used by our management to evaluate our operating performance and make investment decisions. These metrics are not recognized terms under GAAP and do not purport to be alternatives to measures of our operating performance as presented in accordance with GAAP. For further discussion on Adjusted EBITDA and Free Cash Flow, see “Non-GAAP Metrics.”

Seasonality

Certain aspects of our operations are influenced by the federal government’s October-to-September fiscal year. It is not uncommon to experience a higher level of contract awards, funding actions and overall government demand for services in the final months and weeks of the government fiscal year.

Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and second quarters of our fiscal year (which are the third and fourth calendar quarters) because our employees usually take relatively more leave for vacations and holidays, which leads to lower revenue and profitability in those quarters. Also, we typically give annual raises to our employees in the first half of our fiscal year, while the billing rates on our time-and-materials contracts typically escalate gradually, causing the profitability on these contracts to increase over the course of our fiscal year.

Description of Statement of Operations Items

The following is a description of certain line items of our consolidated statements of operations.

Revenue

Over 90% of our revenue is generated from labor services, including revenue earned from direct labor as well as subcontractors. The revenue we earn also includes third-party hardware and software that we purchase and integrate when requested by the customer as a part of the solutions that we provide, which accounted for less than 5% of revenue for each of fiscal 2014 and fiscal 2015. To a lesser degree, we have developed, licensed and sold software to customers, which accounted for less than 1% of our annual revenue for each of the last three fiscal years.

Cost of Services

Cost of services includes the direct costs to provide our services and business solutions to customers. The most significant of these costs are the salaries and wages plus associated fringe benefits and facility-related costs of our employees directly serving customers. Cost of services also includes the costs of subcontractors and outside consultants, third-party materials such as hardware or software that we purchase and provide to the customer as part of an integrated solution, and any other direct costs such as travel expenses incurred to support our services.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses, or SG&A, include the salaries and wages plus associated fringe benefits, stock-based compensation and facility-related costs of our employees not performing work directly for customers. Among the functions covered by these costs are business development, IT services, finance and accounting, growth, contracts, legal, executive management, facilities, human resources, and recruiting. Underutilized labor is also included in SG&A.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment includes depreciation of computers, other equipment and furniture, the amortization of software we use internally, and the amortization of leasehold improvements.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of definite-lived intangible assets, including customer relationships, backlog, developed technology, and software development costs. We expect amortization of intangible assets to decrease in future periods as certain acquired intangible assets become fully amortized.

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

Summary of Financial Results (dollars in thousands)

	Fiscal Year Ended June 30,
	2013	2014	2015
Revenue	$1,507,722	$1,386,363	$1,389,214
Operating costs and expenses:
Cost of services	1,140,014	1,060,407	1,059,298
Selling, general and administrative	198,338	181,937	175,499
Depreciation and amortization of property and equipment	12,199	9,194	8,144
Amortization of intangible assets	88,147	72,711	58,514
Impairment of goodwill and other assets	345,753	—	—
Gain on the sale of a portion of the Health & Civil business	—	(1,564)	—

Total operating costs and expenses	1,784,451	1,322,685	1,301,455

Operating (loss) income	(276,729)	63,678	87,759
Interest expense	(100,777)	(104,191)	(106,812)
Interest income	43	65	38

Loss from continuing operations before income taxes	(377,463)	(40,448)	(19,015)
Benefit from income taxes	(60,169)	(16,286)	(7,071)

Net loss	$(317,294)	$(24,162)	$(11,944)

Years Ended June 30, 2015, 2014 and 2013

Revenue

Revenue increased 0.2% to $1,389.2 million in fiscal 2015 from $1,386.4 million in fiscal 2014. Excluding the impact of the completion of the FDIC contract in April 2014, revenue increased 4.9% in fiscal 2015 compared to fiscal 2014. This increase was driven by the Qbase acquisition, the impact of new business wins and deceleration in contract erosion.

Revenue decreased 8.0% to $1,386.4 million in fiscal 2014 from $1,507.7 million in fiscal 2013. The decline in revenue was due, in part, to lower materials and other reimbursable costs, which decreased approximately $22.8 million, with the remainder of the decrease due to a decline in labor services, the completion of the FDIC contract, and the federal government shutdown. The decline in labor services was primarily due to the competitive market environment and the continued delay of contract awards. The FDIC contract ended during fiscal 2014 and contributed to the decrease in revenue by $36 million. Revenue for fiscal 2014 was negatively impacted by the government shutdown in October 2013 by approximately $12 million. Excluding the impact of the FDIC contract, revenue declined by 6.1% during fiscal 2014 as compared to fiscal 2013. This decrease was primarily driven by contract scope and other reductions resulting from funding pressures faced by our customers.

Operating Costs and Expenses

Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Fiscal Year Ended June 30,
	2013	2014	% Change	2015	% Change
Cost of services	$1,140,014	$1,060,407	(7.0)%	$1,059,298	(0.1)%
Selling, general and administrative	198,338	181,937	(8.3)%	175,499	(3.5)%
Depreciation and amortization of property and equipment	12,199	9,194	(24.6)%	8,144	(11.4)%
Amortization of intangible assets	88,147	72,711	(17.5)%	58,514	(19.5)%

Impairment of goodwill and other	345,753	—	NMF	—	NMF
Gain on the sale of a portion of the Health & Civil business	—	(1,564)	NMF	—	NMF
	(as a percentage of revenue)
Cost of services	75.6%	76.5%		76.3%
Selling, general and administrative	13.2%	13.1%		12.6%
Depreciation and amortization of property and equipment	0.8%	0.7%		0.6%
Amortization of intangible assets	5.8%	5.2%		4.2%

Impairment of goodwill and other	22.9%	—%		—%
Gain on the sale of a portion of the Health & Civil business	—%	(0.1)%		—%

NMF = Not meaningful

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Fiscal Year Ended June 30,
	2013	% of total	2014	% of total	2015	% of total
Direct labor and related overhead	$570,995	50.1%	$530,705	50.0, %	$534,486	50.5%
Subcontractor labor	362,955	31.8%	346,402	32.7%	349,205	32.9%
Materials and other reimbursable costs	206,064	18.1%	183,300	17.3%	175,607	16.6%

Total cost of services	$1,140,014		$1,060,407		$1,059,298

As a percentage of revenue, cost of services was consistent in fiscal 2015 compared to fiscal 2014. As a percentage of revenue, cost of services increased in fiscal 2014 compared to fiscal 2013 partially attributable to the loss of revenue due to the shutdown of the U.S. federal government in October 2013, which reduced labor services costs and revenue but did not reduce the fixed portions of overhead costs. In both years, the cost of services continued to be driven by ongoing heightened competition and pricing pressures, both for new business opportunities and recompetes of our existing programs.

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

SG&A expenses decreased $6.4 million in fiscal 2015 compared to fiscal 2014 and $16.4 million in fiscal 2014 compared to fiscal 2013. Excluding the impact of facility exit charges, stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other costs, SG&A expenses decreased approximately $2.4 million in fiscal 2015 compared to fiscal 2014 and $23.2 million in fiscal 2014 compared to fiscal 2013. The decrease in fiscal 2015 is primarily the result of lower fringe related costs, offset by higher costs related to bid and proposal efforts. The decrease in fiscal 2014 is primarily a result of actions taken to align our indirect costs with our volume of business and maintain competitive cost position.

Depreciation and amortization of property and equipment decreased since fiscal 2013 as certain enterprise software applications became fully amortized at the end of fiscal 2013.

Amortization of intangible assets has decreased in each period since fiscal 2013, as amortization is recorded on an accelerated basis based on the expected benefits of the assets. For further discussion of our intangible assets, see Note 3 to our audited consolidated financial statements included in this annual report on Form 10-K.

We recorded a goodwill and trade names impairment charge of $345.8 million in fiscal 2013 as a result of the annual impairment analysis. For a discussion of this analysis, see Note 3 to our audited consolidated financial statements included in this annual report on Form 10-K.

We recorded a gain on the sale of a portion of the Health & Civil business of $1.6 million recognized on the sale of six contracts from the Health & Civil group during fiscal 2014. For additional details, see Note 2 to our audited consolidated financial statements included in this annual report on Form10-K.

Interest

Interest, net consisted of the following for the periods presented (dollars in thousands):

	Fiscal Year Ended
	June 30, 2013	June 30, 2014	June 30, 2015

Interest expense	$(100,777)	$(104,191)	$(106,812)
Interest income	43	65	38

Interest, net	$(100,734)	$(104,126)	$(106,774)

Interest expense increased in fiscal 2015 by $2.6 million compared to fiscal 2014 and increased in fiscal 2014 by $3.4 million compared to fiscal 2013 due to an increase of the fixed rates on our interest rate swaps. Interest expense for fiscal 2015 and 2014 includes amortization of original issue discount and debt issuance costs of $7.3 million and $7.8 million, respectively. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of June 30, 2015, we had fixed the interest rate on all but $164.0 million of our outstanding total debt.

Income Taxes

Our fiscal 2015 effective tax rate was a benefit of 37.2%, which is lower than the statutory income tax rate primarily as a result of adjusting tax benefits recognized previously in the consolidated financial statements and prior year returns. We expect our effective tax rate for future periods to be approximately 39%.

Our fiscal 2014 effective tax rate was a benefit of 40.3%, which is higher than the statutory income tax rate primarily due to federal tax credits.

Our fiscal 2013 effective tax rate was a tax benefit of 15.9%, which was impacted by the goodwill and trade names impairment charge recognized in fiscal 2013. Excluding the goodwill and trade names impairment charge, our effective tax rate would have been 43.3%, primarily due to retroactive reinstatement of the federal research and development credit to January 1, 2012 and revisions to certain estimates of non-deductible costs in our fiscal 2012 income tax return.

Adjusted EBITDA and Free Cash Flow

Adjusted EBITDA increased in fiscal 2015 compared to fiscal 2014 due primarily to the increase in new business, the pro forma impact of the acquisition of substantially all of the Government Services business from Qbase LLC in April 2015 and cost savings initiatives. Adjusted EBITDA decreased in fiscal 2014 compared to fiscal 2013 due primarily to a decline in direct labor services caused by downward pressure on the federal budget, the increasingly competitive market environment, and the federal government shutdown in October 2013, which negatively impacted Adjusted EBITDA in 2014 by approximately $4 million.

Free cash flow decreased in fiscal 2015 compared to fiscal 2014 due primarily to the timing of vendor payments and the collection of receivable balances. Free cash flow increased in fiscal 2014 compared to fiscal 2013 due to higher cash from the billing and collections of our accounts receivable in addition to lower payments of accrued payroll and employee benefits and interest.

Liquidity and Capital Resources

Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable, and to service our indebtedness, make acquisitions and fund capital expenditures. Our working capital (current assets minus current liabilities) as of June 30, 2015 was $72.5 million compared to $76.0 million as of June 30, 2014. As of June 30, 2015, our total unrestricted cash and cash equivalents was $96.0 million and our total outstanding debt was approximately $1.1 billion, excluding unamortized discount.

The following table presents a summary of our cash flow activity for the periods presented (dollars in thousands):

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2015
Net cash provided by operating activities	$66,825	$145,653	$76,958
Net cash used in investing activities	(45,422)	(1,863)	(78,956)
Net cash used in financing activities	(20,000)	(40,000)	(10,833)

Net increase (decrease) in cash and cash equivalents	$1,403	$103,790	$(12,831)

Cash Flows from Operating Activities

Accounts receivable represent our largest working capital requirement. We bill the majority of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and the timing of vendor and tax payments.

Net cash provided by operating activities was $145.7 million and $77.0 million in fiscal 2014 and 2015, respectively. In fiscal 2015, the decrease in cash provided by operating activities was primarily due to timing of vendor payments and the collection of receivable balances.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million and $79.0 million for fiscal 2014 and 2015, respectively. In fiscal 2015, net cash used in investing activities represented $7.5 million of capital expenditures and an asset purchase of substantially all of the Qbase Government Services Business for $71.5 million. In fiscal 2014, net cash used in investing activities was driven by capital expenditures of $7.4 million partially offset by $5.5 million from the sale of a portion of the Health & Civil business.

Cash Flows from Financing Activities

Net cash used in financing activities was $40.0 million and $10.8 million in fiscal 2014 and 2015, respectively. Net cash used in financing activities in fiscal 2014 and 2015 related to repayments on our Term Loan B Facility.

Indebtedness

In connection with the Providence Acquisition, we entered into senior secured credit facilities consisting of an $875.0 million term loan facility, which we refer to as the Term Loan B Facility, with a term of seven years. On the same date we also entered into a $100.0 million revolving credit facility with a term of five years, which we refer to as the Existing Revolver. We refer to the Existing Revolver and the Term Loan B Facility, together, as the Existing Senior Secured Credit Facilities. Additionally, we issued $400 million aggregate principal amount of senior notes due October 1, 2019, which we refer to as the Senior Notes.

Our Term Loan B Facility requires annual payments equal to 50% of excess cash flow, or ECF, based upon achievement of a net senior secured leverage ratio, or NSSLR, between 2.75x and 3.5x. The required annual payments adjust to 75% of ECF when NSSLR is greater than 3.5x, 25% of ECF when NSSLR is between 2x and 2.75x, and zero if NSSLR is less than 2x. Any required ECF payments are due in October each year, subject to acceptance by the lenders. We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of June 30, 2015, we had no outstanding letters of credit or borrowings under our Existing Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). As of June 30, 2015, our net senior secured leverage ratio was 2.9x and we were in compliance with all of our covenants under the Existing Senior Secured Credit Facilities.

The fiscal 2014 ECF requirement was $61.5 million, of which we repaid $40.0 million during fiscal 2014. The remainder was tendered as payment in October 2014, of which $10.6 million was declined by the lenders and returned to the Company, as permitted by the facility. No amount is due in mid-October, 2015 due to the Qbase Government Services Business acquisition in April 2015.

The Senior Notes bear interest at a rate of 11% per annum and mature on October 1, 2019. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes, including a redemption price of 105.5% during the twelve-month period beginning on October 1, 2015, plus accrued and unpaid interest, if any, to the redemption date.

The Existing Senior Secured Credit Facilities and the Senior Notes are guaranteed by all of our wholly owned subsidiaries. The Existing Senior Secured Credit Facilities are also guaranteed by Sterling Parent LLC. The guarantees are full and unconditional and joint and several. Each of our subsidiary guarantors are 100% owned and have no independent assets or operations.

Capital Requirements

We believe the capital resources available to us under the Existing Revolver portion of our Existing Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be less than 1.0% of revenue, for at least the next twelve months.

Income Taxes

The Providence Acquisition accelerated the recognition of expense for stock options and restricted stock, creating a tax deduction of approximately $80.0 million in fiscal 2012. As a result of net operating loss carryforwards resulting primarily from this stock compensation deduction we did not make significant tax payments in fiscal 2015. The net operating losses are fully utilized, therefore, we anticipate an increase in income tax payments in fiscal 2016.

Accounts Receivable Factoring

During fiscal 2014, we entered into an accounts receivable purchase agreement under which we sell certain accounts receivable to a third party (the “Factor”), without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from our consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $56 million at any time. During fiscal 2014, we sold $142.2 million of receivables and recognized a related loss of $0.4 million in SG&A. During fiscal 2015, we sold $402.5 million of receivables and recognized a related loss of $1.0 million in SG&A for the same period. As of June 30, 2015, the balance of the sold receivables was $34.6 million, and the related deferred price was $3.5 million. The factoring agreement results in accelerated cash flow to us, which enables us to pay down higher cost indebtedness and provides additional liquidity for acquisitions and other general corporate purposes.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

For further discussion of our derivative instruments and hedging activities see Note 9 to our audit consolidated financial statements.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015 that require us to make future cash payments, including agreements governing our indebtedness. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments due by period
	Total	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years
	(dollars in thousands)
Senior Notes	$400,000	$—	$		$400,000	$—
Term Loan B Facility(a)	664,167	—		30,000	634,167	—

Interest on debt	477,344	87,671		171,732	217,941	—

Operating lease obligations(b)	202,031	27,024		40,008	31,431	103,568

Total contractual obligations	$1,743,542	$114,695		$241,740	$1,283,539	$103,568

(a)	Includes estimated required excess cash flow payments that are due under the credit agreement governing our Existing Senior Secured Credit Facilities in mid-October each year. This does not include voluntary prepayments of borrowings that we may expect to make as such voluntary prepayments are not required under the credit agreement.
(b)	Includes approximately $39.2 million of future cash payments related to the underutilized space that we exited during fiscal 2013, 2014 and 2015.

In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 10 to our audited consolidated financial statements as of and for the fiscal year ended June 30, 2015 for additional information regarding taxes and related matters.

Description of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on our historical experience and various other factors that are deemed reasonable at the time the estimates are made. We re-evaluate these estimates at least quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and intangible assets, accounting for stock compensation expense, and income taxes. If any of these estimates or judgments proves to be inaccurate, our results could be materially affected in the future.

Revenue Recognition

Although revenue on most of our contracts is recognized based on objective criteria, revenue on some of our fixed-price contracts is recognized using the percentage-of-completion method of contract accounting which requires significant estimates that may change over time. Fixed price contracts using the percentage-of-completion method were approximately 23.5% of our revenue in fiscal 2015. The percentage-of-completion method requires estimates of total contract costs, profit and ongoing estimates of progress towards completion. To estimate total contract cost, we must make assumptions related to the outcome of future events for periods which may extend several years. These assumptions include future labor productivity and availability, and the nature and complexity of the work to be performed. We estimate profit as the difference between total contract revenue and total estimated contract cost, and recognize profit over the life of the contract. Unless we determine that there is a more suitable objective measure, we estimate progress towards completion based on costs expended to date in relation to total estimated costs expected upon completion of the contract.

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

In certain situations, we recognize revenue associated with work performed prior to the completion and signing of contract documents when persuasive evidence of an arrangement exists. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. This revenue is recognized only when it can be reliably estimated and realization is probable. We typically only perform work prior to the completion and signing of contract documents when a relationship with the customer already exists and we base our estimates on previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. As of June 30, 2015, we had approximately $8.8 million of accounts receivable related to revenue recognized on work performed prior to completion or signing of contract documents. We have not historically recognized significant losses related to work performed prior to signing a contract.

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

As of April 1, 2015, we evaluated the goodwill of each of our reporting units for impairment. There was no indication of impairment in the National Security reporting unit or in the Health & Civil reporting unit as the fair values were more than 20% higher than the carrying values for each reporting unit. Additionally, the estimated fair value of the trade names exceeded their carrying value. Based on these analyses, we concluded that the goodwill and trade names were not impaired in fiscal 2015.

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

These impairment charges and our reporting units are discussed in Note 3 of our audited consolidated financial statements included in this annual report on Form 10-K.

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

For the performance options, the expected term is estimated based on management’s expected timing of a liquidity event or sale of the Company. The expected volatility is based upon the combination of the historical volatility of comparable, publicly traded companies’ stock prices and the implied volatility of comparable, publicly traded companies’ share prices determined from publicly trade call options.

Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and, in turn, on the amount of compensation cost recognized.

Additionally, we are required to estimate future stock option and restricted stock award forfeitures when determining the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture experience since the Providence Acquisition is the best basis available to estimate future stock option forfeitures. However, actual forfeitures may differ from the estimates used, and could materially affect the compensation expense recognized.

Historically, the fair-value of the shares of common stock is derived from third-party valuations. The valuations use a blend of the income approach and the guideline public company approach. The income approach is based on the future cash flow generating ability of the company, discounted at a rate of return commensurate with the risk characteristics of the company as well as current rates of return for equity and debt capital as of the valuation date. The guideline public company approach values a business based on trading multiples derived from publicly traded companies that are similar to the subject company. Several key assumptions are used in these valuation techniques including the Company’s estimated future cash flows, discount rate, selection of comparable public company and related adjustments based on the guideline companies’ relative risk and profitability profile. These assumptions are considered highly complex and subjective and changes in these assumptions could materially impact the valuation results.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This ASU is effective for our fiscal 2019. Early application is not permitted. This ASU permits the use of either the retrospective or cumulative effect transition method. Our management is evaluating the methods of adoption allowed by this ASU and the effect that it is expected to have on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest–Imputation of Interest, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This ASU is effective for our fiscal 2017. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In April 2015, FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance becomes effective for the Company on January 1, 2016 with early adoption permitted. The Company can elect to adopt ASU 2015-05 prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company has not yet completed the evaluation of the effect that ASU No. 2015-05 will have on its consolidated financial statements.

Non-GAAP Metrics

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA Margin as supplemental measures in the evaluation of our business because we believe they provide a meaningful measure of operational performance by eliminating the effects of period-to-period changes in taxes and interest expense, among other things. Adjusted EBITDA, or Consolidated EBITDA as it is defined in our Existing Credit Agreement (as described herein), is also used to determine our compliance with incurrence covenants contained in our Existing Credit Agreement. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to (loss) income from continuing operations or any other performance measures derived in accordance with GAAP. We define Adjusted EBITDA as (loss) income from continuing operations plus (i) provision for (benefit from) income taxes, (ii) net interest (income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, or EBITDA, adjusted to exclude certain items that do not relate directly to our ongoing operations or which are non-cash in nature and to include the pro forma impact of acquisitions and cost savings initiatives.

We believe that Adjusted EBITDA is useful to our investors as it is a measure frequently used by securities analysts and investors in their evaluation of companies. Adjusted EBITDA is not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the methods of calculation.

We also include information concerning Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. We present Adjusted EBITDA margin because it is used by management as a performance measure to judge the level of Adjusted EBITDA that is generated from our revenue for the applicable period. Since Adjusted EBITDA includes an adjustment for the estimated impact of acquisitions, as permitted by the Existing Credit Agreement, we similarly adjust revenue when calculating Adjusted EBITDA margin by including the estimated impact on revenue of acquisitions as if the businesses had been acquired on the first day of the respective period. For the fiscal 2015 calculation of Adjusted EBITDA margin, this included an additional $41.2 million of revenue from the Government Services business of Qbase LLC for the period prior to our acquisition in April 2015.

Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

The following table sets forth a reconciliation of Adjusted EBITDA to loss from continuing operations for the periods presented, which we consider to be the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Fiscal Year Ended June 30,
	2013	2014	2015
	(dollars in thousands)
Loss from continuing operations	$(317,294)	$(24,162)	$(11,944)
Benefit from income taxes	(60,169)	(16,286)	(7,071)
Interest expense, net	100,734	104,126	106,774
Depreciation and amortization of property and equipment	13,484	10,725	9,151
Amortization of intangible assets	88,147	72,711	58,514
Stock compensation(a)	2,836	3,346	3,910
Severance(b)	1,723	1,479	924
Facility exit charge(c)	3,811	12,810	5,545
Other, net(d)	6,353	4,007	6,957
Impairment of goodwill and other assets(e)	345,753	—	—
Gain on the sale of a portion of the Health & Civil business(f)	—	(1,564)	—
Impact of acquisitions(g)	4,139	—	11,068
Impact of cost savings(h)	4,334	11,607	10,736

Adjusted EBITDA	$193,851	$178,799	$194,564

(a)	Represents the stock compensation expense related to our equity plans. These charges are included in SG&A expenses in our consolidated statement of operations.
(b)	Represents the severance charges incurred to primarily reduce our indirect labor force. These gross charges are included in SG&A expenses in our consolidated statement of operations.
(c)	Represents the facility exit charges related to the exit of underutilized space in certain of our leased facilities. These charges are included in SG&A expenses in our consolidated statement of operations.
(d)	Other, net includes certain items including the following:

	Fiscal Year Ended June 30,
	2013	2014	2015

Signing and retention bonuses of certain executive officers	$1,141	$100	$—
Providence management fees	1,751	1,750	1,750
Merger and acquisition costs	2,214	887	1,180
Loss on sale of receivables	—	410	971
Facility opening costs	—	—	2,017
Other	1,247	860	1,039

Other, net	$6,353	$4,007	$6,957

(e)	Represents the impairment of goodwill and trade names as a result of the annual impairment analysis for fiscal 2013.
(f)	Represents the gain on the sale of a portion of our Health & Civil business in the first quarter of fiscal 2014.
(g)	Represents the impact of the acquisitions of MorganFranklin Corporation’s National Security Solutions division in December 2012 and of substantially all of the Government Services business from Qbase LLC in April 2015. As permitted under our Existing Credit Agreement, we add the estimated impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded, and not for any prior periods.
(h)	As defined in the Existing Credit Agreement, cost savings represent the impact of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, for the periods presented, the cost savings adjustment represents the estimated impact of actions taken to exit underutilized space in certain of our leased facilities, the run-rate cost savings associated with indirect labor reductions, savings associated with certain fringe benefit changes and cost savings associated with actions to improve the profitability of our contract base.

Free Cash Flow

Free cash flow is defined as Cash flow provided by operating activities minus capital expenditures. Free cash flow is a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. Management believes Free cash flow is useful to illustrate the underlying cash generation of our business. Free cash flow should not be considered as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity.

The following table sets forth a reconciliation of Free cash flow to Net cash provided by operating activities for the periods presented, which we consider to be the most directly comparable GAAP financial measure, to Free cash flow:

	Fiscal Year Ended June 30,
	2013	2014	2015
Net cash provided by operating activities	$66,825	$145,653	$76,958
Capital expenditures	(11,791)	(7,355)	(7,480)

Free cash flow	$55,034	$138,298	$69,478

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under the Existing Senior Secured Credit Facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity of the swaps in July 2016. As of June 30, 2015 we had fixed the interest rate on $500.0 million of our outstanding Term Loan B Facility. The interest rate on the remaining $164.2 million of our outstanding Term Loan B Facility was variable. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.28% at June 30, 2015. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.6 million based on the unhedged portion of the Existing Senior Secured Credit Facilities outstanding as of June 30, 2015.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of SRA International, Inc. and subsidiaries are included in this annual report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS & PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this annual report on Form 10-K, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015, based on the framework described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2015.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and the board of directors. The age of each individual is as of August 7, 2015.

Name	Position	Age
William L. Ballhaus	President, Chief Executive Officer, Director	47
David F. Keffer	Executive Vice President, Chief Financial Officer	37
Clyde T. Nixon	Executive Vice President, Chief Growth Officer	61
Paul Nedzbala	Executive Vice President, Health & Civil Group	51
George Batsakis	Executive Vice President, National Security Group	51
Timothy J. Atkin	Executive Vice President, Chief Administrative Officer, and Chief of Staff	52
Ernst Volgenau	Chairman of the Board of Directors	81
Charles E. Gottdiener	Director	50
Christopher C. Ragona	Director	43

Executive Officers

William L. Ballhaus joined us in July 2011 as our president and chief executive officer as well as a member of our board of directors. Previously, Dr. Ballhaus served as chief executive officer, president, and a director of DynCorp International from 2008 to 2010 and as president of BAE Systems Network Systems, National Security Solutions and Mission Solutions businesses from 2003 to 2008. Dr. Ballhaus was selected to serve on our board of directors because of the perspective, experience and operational expertise in our business that he has developed as our president and chief executive officer, and his particular knowledge and experience in strategic planning and leadership of complex organizations prior to joining our company.

David F. Keffer has served as our executive vice president and chief financial officer since May 2014. Mr. Keffer joined the company’s Financial Planning & Analysis team in 2003. He served as Director of Investor Relations and Vice President from 2006 to 2009 before gaining experience as a Strategic Acquisition Executive in SRA’s Corporate Growth organization. From 2011 to 2013, he was the CFO of our National Security Sector. From 2013 to 2014 he was vice president and corporate controller. Mr. Keffer began his career at Navigant Consulting and Maden Tech Consulting.

Clyde T. Nixon was named our executive vice president and chief growth officer in December 2013. Prior to his current role, Mr. Nixon served as vice president of the Health Group’s Growth organization where he was responsible for expanding SRA’s footprint in the federal health market. Prior to joining SRA in 2012, Mr. Nixon served as vice president of Marketing and Business Development for SAIC’s Defense Solutions Group from October 2010 to April 2012. He also held several operations positions, including senior vice president and general manager of the Technology Systems Division of BTG.

Paul Nedzbala is executive vice president of our Health & Civil Group. Previously, Mr. Nedzbala was the senior vice president of our Civil group from June 2013 to December 2013 and prior to that was the senior vice president for the Health Group from July 2012 to June 2013. Mr. Nedzbala held multiple leadership roles in both SRA’s former Health and Civil Government groups, where he was responsible for generating significant growth in these markets. He joined SRA as part of our acquisition of the Constella Group, LLC, in 2007 where he had served as Chief Operating Officer for the Constella Health Sciences business unit, providing solutions in support of U.S. domestic health agencies. Prior to Constella, Mr. Nedzbala served in various leadership roles with United Information Systems, including Vice President of IT Services. He also served as Program Manager for the Washington Consulting Group, where he led a team of software engineers in supporting IT initiatives for the National Institutes of Health.

George Batsakis is executive vice president of our National Security Group. Mr. Batsakis joined SRA in 2007 from Northrop Grumman, where he served as an operating unit vice president and led business development activities for a Defense and Intel C4ISR unit of Northrop Grumman Mission Systems. Prior to that, he held increasingly responsible positions in information technology; communications and networking; and logistics systems at Electronic Data Systems (EDS) and Teledyne Industries, Inc. Mr. Batsakis is a former U.S. Army Infantry officer who served in various command and staff positions through the field grade.

Timothy J. Atkin was named our executive vice president, chief administrative officer and chief of staff in December 2012. Previously, Mr. Atkin was an executive vice president and chief operating officer from December 2008 to December 2012. Previously, he managed our Global Health business from December 2007 to December 2008 and our Civil Government business from July 2004 to December 2007. Mr. Atkin also started our homeland security and critical infrastructure protection programs. Before joining SRA, Mr. Atkin was a member of the U.S. government Senior Executive Service and Chief of Staff to the Deputy Secretary of the Department of Labor. He was also a director at the National Security Council and served with the U.S. Coast Guard.

Board of Directors

Ernst Volgenau is our founder and has served as the chairman of our board of directors since October 2003. He served as our chief executive officer from October 2003 until December 2004. From 1978 to October 2003, he served as our president and as a director. From 1976 to 1978, he served as the director of inspection and enforcement for the U.S. Nuclear Regulatory Commission. Dr. Volgenau retired from active duty with the U.S. Air Force with the rank of Colonel in 1976. His military service included positions in the Office of the Secretary of Defense and as director of data automation for the Air Force Logistics Command. Dr. Volgenau was selected as Chairman of our board of directors because of his leadership, significant experience as our founder and former president and chief executive officer as well as his expertise in our industry.

Charles E. Gottdiener has served as one of our directors since February 2013 and is the Chief Operating Officer and a managing director of Providence. Mr. Gottdiener is currently a director of Altegrity. Altegrity filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in February 2015. Prior to joining Providence in 2010, Mr. Gottdiener spent seven years at Dun & Bradstreet, where he served in a number of strategy and operating roles, including as president of the global risk, analytics and internet solutions business unit. Mr. Gottdiener received a Master of Business Administration from the Wharton School of the University of Pennsylvania and a Bachelor of Arts from Grinnell College. Mr. Gottdiener was selected to serve on our board of directors because he possesses particular knowledge and experience in corporate finance, strategic planning and investments, leadership of complex organizations, and board practices of other major corporations.

Christopher C. Ragona has served as one of our directors since July 2011 and is a managing director of Providence. Mr. Ragona is currently also a director of Altegrity, EdgeConneX and Q9 Networks. Altegrity filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in February 2015. Prior to joining Providence in 2007, Mr. Ragona was a vice president with GTCR. Mr. Ragona received a Master of Business Administration from the Stanford Graduate School of Business and a Bachelor of Arts from Duke University. Mr. Ragona was selected to serve on our board of directors because he possesses particular knowledge and experience in corporate finance, strategic planning and investments.

Legal Proceedings

Messrs. Ragona and Gottdiener served as directors of Altegrity, when on February 8, 2015 Altegrity and all of its direct and indirect domestic subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. Except as set forth above with respect to these Chapter 11 cases, no director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past ten years.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction and Overview

This Compensation Discussion and Analysis, or CD&A, describes our compensation philosophy and policies and discusses the role of the Compensation and Personnel Committee (referred to below as the Committee) in establishing the compensation of our named executive officers and oversight of our compensation programs during fiscal 2015.

For purposes of our CD&A, the following individuals are our “named executive officers” for fiscal 2015:

Officers	Position
William L. Ballhaus	President and Chief Executive Officer
David K. Keffer	Executive Vice President, Chief Financial Officer
Clyde T. Nixon	Executive Vice President and Chief Growth Officer
Paul Nedzbala	Executive Vice President, Health and Civil Group
Timothy J. Atkin	Executive Vice President, Chief Administrative Officer and Chief of Staff

Compensation Philosophy and Overall Approach to Executive Compensation

The goal of our compensation program is to compensate our executives commensurate with individual and company performance. During fiscal 2015, the specific objectives of our executive compensation program were as follows:

•	Support the attainment of our short- and long-term financial and strategic objectives and reward executives for continuous improvement in earnings and growth;

•	Be performance-based, with variable pay constituting a significant portion of total compensation;

•	Provide differentiated pay based on executives’ skills, role in the company, and contributions to our performance;

•	Attract, retain, and motivate highly skilled executives by providing a competitive compensation opportunity relative to other companies in our industry with whom we compete for executive talent;

•	Maximize the financial efficiency of the overall program from tax, accounting, and cash flow perspectives;

•	Strengthen the link between our multi-year business plan and actual performance against the plan;

•	Reinforce a high-performance culture; and

•	Embrace best practice policies to the extent they are supportive of the above objectives.

These objectives have guided and continue to guide the decisions made by management and the Committee with respect to the compensation of our named executive officers.

Role of the Committee

The Committee is responsible for reviewing and approving the compensation and benefits strategy for our employees, including the named executive officers, authorizing and ratifying equity grants and other incentive arrangements, and authorizing employment, change in control and other related agreements. To achieve our compensation program objectives, the Committee evaluates our executive compensation program with the goal of setting target compensation at levels that our Committee believes will allow us to attract and retain executive talent and that are consistent with peer practices. The Committee also administers our incentive compensation programs and, in that capacity, ensures that our compensation program is based on quantitative and qualitative performance metrics that serve these goals.

Role of Executive Officers

Although our Committee has the authority to make final decisions with respect to the executive compensation, our Chief Executive Officer, Dr. William L. Ballhaus, drives the design and implementation of executive compensation programs. Except for his own compensation, Dr. Ballhaus has final management-level review of any compensation program or individual element of compensation for the named executive officers before it is reviewed by the Committee. Dr. Ballhaus and our other named executive officers do not participate in discussions regarding their own compensation.

Market Comparisons

In the past we completed reviews of compensation practices of our internally-developed peer group. In fiscal 2015, our market research was limited to ascertaining whether our projected salary increase budgets (also generally known as merit budgets) were consistent with industry wage growth generally. We evaluated the merit budget data using the following market surveys: IBM Kenexa Salary Budget Survey Report, WorldatWork Salary Budget Survey Report and Mercer US Compensation Executive Survey Report. We also reviewed the public filings of our internally-generated peer group for merit budget information. This review confirmed that our annual salary review process was consistent with available market data. We are currently in the process of developing a peer group and will be completing a comprehensive compensation review.

Components of our Executive Compensation Program

During fiscal 2015, the primary elements of our executive compensation program were:

•	base salary;

•	short-term cash incentive compensation;

•	long-term incentive compensation in the form of stock options and/or awards under our restricted stock program;

•	in some cases, severance and change in control benefits; and

•	certain other benefits and perquisites.

Set forth below is a discussion of each element of compensation, the rationale for each element, and how that element fits into our overall compensation philosophy. All of these elements are considered individually critical to our executive compensation packages.

Elements of Our Executive Compensation Program

Base Salary

We provide a base salary to our named executive officers to compensate them for their services rendered on a day-to-day basis during the year. Base salaries are set to attract and retain executives with qualities necessary to achieve our short-term and long-term financial goals. We strive to set base salaries at a level that permits us to attract talented peer group executives in similar positions with similar responsibilities at companies included in our peer market data, and we generally find that target salaries in the median range of our peer group permit us to do so. The determination of any particular named executive officer’s base salary is based on market compensation rates, as described above under “Market Comparisons”, and individual factors including individual performance, compensation history, scope of responsibility, internal equitable treatment, and experience level. The base salaries of our named executive officers are reviewed annually and adjusted when necessary to reflect market conditions as well as individual roles and performance.

2015 Base Salaries

Each of our named executive officers received the base salary in fiscal 2015 as set forth in the Summary Compensation Table under “Salary”. Dr. Ballhaus’ fiscal 2015 base salary was determined pursuant to the terms and conditions of his employment agreement.

In connection with our fiscal 2015 annual review of the named executive officers’ base salaries, Dr. Ballhaus recommended increases in base salaries for each of the named executive officers within a budget approved by the Committee. Dr. Ballhaus based these recommendations on each individual’s prior fiscal year salaries, our strategic, operating, and financial performance metrics (which were also applicable to Dr. Ballhaus’ compensation), and performance against individual annual performance objectives, compensation history, scope of responsibility, internal equitable treatment, external market data, nationally recognized compensation surveys, peer group analysis and experience level. Additionally, in connection with Mr. Keffer’s promotion from Acting Chief Financial Officer to our Chief Financial Officer on September 1, 2014, he received a promotion increase to bring his salary closer to that of our other named executive officers and other chief financial officers in our peer group. The base salaries of our Chief Executive Officer and other named executive officers for fiscal 2014 and 2015 are shown in the table below:

Name of Executive	Fiscal 2014 Salary	Fiscal 2015 Salary	Change from Fiscal 2014
William L. Ballhaus	$882,000	$900,000	2.04%
David F. Keffer	235,125	305,000	29.72%
Clyde T. Nixon	340,000	346,800	2.00%
Paul Nedzbala	340,890	347,708	2.00%
Timothy J. Atkin	396,977	404,917	2.00%

Short-Term Incentives

We pay annual cash incentives to our named executive officers pursuant to our Individual Incentive Compensation Plan, or IIC Plan. The IIC Plan is designed to align executive performance goals with organizational goals, encourage and reward stretch performance, deliver variable compensation payouts that reflect our performance and optimize operating results from year-to-year and against the strategic plan. The IIC Plan rewards named executive officers for achievement of strategic, operational and financial goals. Each year the Chief Executive Officer develops such goals at the beginning of the fiscal year. Our Committee then reviews and approves these goals. A minimum incentive may be earned at threshold goals, and no payment may be awarded if the threshold goals are not achieved; however, our Committee is empowered to grant exceptions at their discretion. Additional amounts can be earned when actual performance exceeds target goals.

2015 Fiscal IIC Plan

The IIC Plan for fiscal 2015 involves three steps: first, setting a target bonus payment as a percentage of base salary; second, establishing quantitative goals by which a “corporate score” multiplier is determined; and third, establishing qualitative goals by which a “personal score” multiplier is determined. The named executive officers’ bonus is the product of his base salary amount multiplied by his target percentage multiplied by the quantitative multiplier and the qualitative multiplier.

In fiscal 2015, the quantitative metrics were fiscal 2015 Plan Adjusted EBITDA (as defined below), fiscal 2015 net orders, fiscal 2016 Plan Adjusted EBITDA and fiscal 2016 Revenue forecasts against our multi-year plan. For purposes of our incentive plan calculations, Plan Adjusted EBITDA is defined as GAAP net income (or loss) determined pursuant to generally accepted accounting principles plus (i) provision for (or benefit from) income taxes, (ii) net interest (or income) expense, (iii) depreciation and amortization of property and equipment, and (iv) amortization of intangible assets, and further adjusted to exclude certain items that do not relate directly to our ongoing operations or which are non-cash in nature. “Net orders” refers to the value of contract awards issued to us upon entry into such contracts, offset by de-obligations or removals from our backlog due to the expiration of the period of performance. Measurement of fiscal 2016 Plan Adjusted EBITDA and Revenue are determined based on a comparison of the forecast of these metrics for fiscal 2016 at the beginning of fiscal 2015 compared with the forecast for these metrics at the beginning of fiscal 2016. For its calculations, our Committee reviewed, among other things, the Company-wide strategic operational and financial performance metrics compared to the fiscal 2015 Company financial plan as approved by our Committee and qualitative performance measures as established and approved by our Committee at the beginning of fiscal 2015. Our committee set the performance targets with respect to these quantitative metrics at levels such that a corporate score of 1 would be a challenging but achievable outcome of Company performance.

At the end of the fiscal year, the Committee evaluates performance against each of the plan’s quantitative measures and approves a company score. The company score represents the percentage of the target funding level earned. It is important to note that we must achieve a minimum threshold level of performance on Plan Adjusted EBITDA in order for the plan to be awarded any funding. Thus, the IIC Plan provides that these quantitative and qualitative multipliers are subject to adjustment in the event the aggregate cash amount produced by the bonus calculations performed for all participants under the IIC Plan exceeds the maximum amount available for bonuses as determined by the Committee. The company score can range from zero to 2.0x the target funding levels. Once the funding levels are established by the corporate score, each individual participant is awarded a personal score multiplier that can increase or decrease the actual cash incentive earned by a participant. It is possible, although very rare, for an individual participant to earn a cash payment greater than 2.0x the participant’s individual target through his or her personal score.

Qualitative incentive targets for our named executive officers for fiscal 2015 were recommended by Dr. Ballhaus and were approved by the Committee by setting the overall fiscal 2015 targets. Dr. Ballhaus’ qualitative incentive target was established and approved by the Committee. The percentages reflected Dr. Ballhaus’ assessment of each executive’s individual performance, compensation history, scope of responsibility, experience level, internal equitable treatment, and relevant market data. The table below reflects the target IIC Plan bonus percentage for each of our named executive officers:

	Base Salary		Cash Incentive Target				Total Cash Target Compensation Mix
Name of Executive	Fiscal 2014	Fiscal 2015	Fiscal 2014%	Fiscal 2014 $	Fiscal 2015%	Fiscal 2015 $	Fiscal 2014	Fiscal 2015
William L. Ballhaus	$882,000	$900,000	125%	$1,102,500	125%	$1,125,000	$1,984,500	$2,025,000
David F. Keffer	235,125	305,000	50%	117,563	80%	244,000	352,688	549,000
Clyde T. Nixon	340,000	346,800	80%	272,000	80%	277,440	612,000	624,240
Paul Nedzbala	340,890	347,708	80%	272,712	80%	278,166	613,602	625,874
Timothy J. Atkin	396,977	404,917	80%	317,582	80%	323,933	714,559	728,850

Fiscal 2015 Cash Incentive for Dr. Ballhaus

On August 5, 2015, based on a comparison of actual results against the performance goals described above, the Committee approved a corporate score of 0.714 for the fiscal 2015 IIC Plan. The key drivers of this corporate score included (i) achieving 97% of target fiscal 2015 Plan Adjusted EBITDA (above the minimum threshold), (ii) failure to achieve the fiscal 2015 net orders threshold, (iii) improved fiscal 2016 Plan Adjusted EBITDA forecast against the forecast established at the beginning of fiscal 2015 and (iv) improved fiscal 2016 Plan Revenue forecast against the forecast established at the beginning of fiscal 2015. For calculating the personal score multiplier for Dr. Ballhaus (as well as the other named executives) for fiscal 2015, the Committee took into consideration our performance and several initiatives underway to position us for future success. Accordingly, the Committee established Dr. Ballhaus’ personal score multiplier at 1.20.

Based on the personal score multiplier at 1.20 and the corporate score multiplier at 0.714, Dr. Ballhaus’ cash incentive earned was $963,900 or 86% of his $1,125,000 incentive target.

Fiscal 2015 Cash Incentive for Other Named Executive Officers

Consistent with calculations for Dr. Ballhaus’ corporate score multiplier, the Committee established the other named executive officers’ corporate score multiplier at 0.714.

Personal score multipliers for the other named executive officers were determined using individual qualitative goals and objectives related to performance during fiscal 2015. Although the goals and objectives differed based on individual position and role within the Company, the items included factors such as ethics and leadership, financial metrics, operational improvements, and specific functional objectives.

The qualitative metrics were recommended to the Committee by Dr. Ballhaus, who took into consideration additional factors such as overall performance relative to peers, both internal and external.

For fiscal 2015, the Committee approved a cash incentive payment for the other named executive officers, based on performance for fiscal 2015, to be paid in fiscal 2016. The table below reflects the fiscal 2015 target, quantitative corporate score multiplier, qualitative personal score multiplier and the actual cash incentive payment:

Name of Executive	Fiscal 2015 Target	Corporate Multiplier	Individual Multiplier	Cash Incentive Earned for Fiscal 2015
William L. Ballhaus	125%	.714	1.20	$963,900
David F. Keffer	80%	.714	1.20	209,059
Clyde T. Nixon	80%	.714	1.15	227,806
Paul Nedzbala	80%	.714	1.40	278,055
Timothy J. Atkin	80%	.714	1.20	277,546

Long-Term Incentives

We believe that equity-based awards link annual compensation levels with long-term performance results and ensure sustained alignment with shareholders’ interests. Additionally, we believe equity awards provide an important retention tool for our named executive officers, as they are subject to multi-year vesting. In furtherance of these objectives, we adopted our Restricted Stock Plan in 2013 and our Stock Incentive Plan in 2011. The named executive officers have been granted restricted stock under the Restricted Stock Plan and stock options under the Stock Incentive Plan.

Restricted Stock Program

In fiscal 2014 we added a restricted stock program to our long-term incentive compensation program. This program was established in order to drive incremental executive retention given changes in the government contracting environment that we observed. The restricted stock program includes an initial grant of restricted stock that vests ratably over three years beginning on the first anniversary of the grant date (subject to continued employment of the recipient) and annual subsequent grants to award holders who remain employed through the date of such subsequent grants. Because continued employment is required for the grant recipient to be eligible for the subsequent grant, our Committee concluded that a vesting condition is not necessary for the incremental grants. These restricted shares are therefore intended to both retain our named executive officers (because they must remain employed through the grant date to be eligible to receive a grant) and motivate the named executive officers to increase the value of the Company, and therefore our share price, over time.

In fiscal 2014, the Committee allocated a total of 7,000 shares under the Restricted Stock Plan for this program, of which 47% of the shares were allocated to the initial grants in fiscal 2014, and 27% of the remaining pool was allocated to annual subsequent grants to award holders who remain employed through the date of such subsequent grants. In October 2014, we awarded our first subsequent grant of fully vested restricted shares under our Restricted Stock Plan to our named executive officers. The amount of restricted stock granted to the other named executive officers was recommended by Dr. Ballhaus and determined by our Committee. The amount of fully vested restricted shares granted to Dr. Ballhaus was determined by our Committee. The Committee’s determination was based on the number of shares available under the Restricted Stock Plan in comparison to the number of the shares that vest each year per the initial grants under the Restricted Stock Plan. The table below reflects the number of restricted stock granted to the named executive officers in fiscal 2015:

Name	Restricted Stock Shares (#)
William L. Ballhaus	375
David F. Keffer	100
Clyde T. Nixon	70
Paul Nedzbala	70
Timothy J. Atkin	50

Stock Option Award to our Chief Financial Officer

In fiscal 2015, we granted 1,000 stock options to purchase shares of our common stock to Mr. Keffer in connection with his promotion from Acting Chief Financial Officer to Executive Vice President, Chief Financial Officer. In determining the size and nature of the stock option grant to our Chief Financial Officer, the Committee considered our Company-wide performance, Mr. Keffer’s performance, external market data, and the expected stock compensation expense computed in accordance with generally accepted accounting principles.

Pursuant to the Stock Incentive Plan, the stock option grant was comprised of 50% service stock options and 50% performance stock options. The service options vest ratably over a five-year period beginning on the first anniversary of July 20, 2014, subject to continued employment of the named executive officer holding such awards. The performance stock options will vest, if at all, upon a “change in control” based on the cash return on investment received by the PEP Funds. For purposes of the Stock Incentive Plan, “change in control” is defined as (i) a sale by the PEP Funds of all or substantially all of the common stock owned by them for cash or (ii) a sale by the Company of all or substantially all of its assets for cash.

Employment Agreement with our Chief Executive Officer

We have entered into an employment agreement with Dr. Ballhaus, our Chief Executive Officer, which includes severance benefits and the specific terms described under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment with William J. Ballhaus”. We believe that an employment agreement with our Chief Executive Officer is beneficial to us because it provides retentive value, subjects Dr. Ballhaus to key restrictive covenants, and generally gives us an advantage in the recruiting process over a company that does not offer employment agreements.

Enhanced Severance Eligibility Agreements

During fiscal 2014, SRA International, Inc. entered into enhanced severance eligibility agreements with Messrs. Nedzbala, Nixon and Atkin. In fiscal 2015, SRA International, Inc. entered into a similar agreement with Mr. Keffer. These agreements provide for certain benefits in the event of a termination without “cause” prior to a change in control or a termination without “cause” or for “good reason” following a change in control.

The change in control benefits under these agreements were structured as “double trigger” benefits, so that severance would be paid only if a change in control and a termination without “cause” or resignation with “good reason” (as such terms are defined in the enhanced severance eligibility agreements) occurred. In structuring these arrangements, the Company believes a “double trigger” benefit is appropriate to maximize stockholder value because it would prevent an unintended windfall in the event of continued employment following a change of control, while still providing the executive with appropriate protection in the event a change in control results in the loss of job or reduction in job responsibilities. We also believe severance benefits for our executives upon a termination without cause (absent a change in control) provide retentive value and give us an advantage in attracting key talent.

For more detailed information about these benefits, along with estimates of their value under various circumstances, see “—Potential Payments upon Termination or Change of Control”.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including medical, dental, vision, life and disability insurance and our 401(k) plan. Named executive officers are eligible to participate in all of our employee benefit plans on the same basis as other employees.

401(k) Plan

We presently match a portion of employee contributions into our 401(k) plan on an annual basis for each calendar year. The maximum matching contribution available for any employee during calendar years 2014 and 2015 was $7,800 and $7,950, respectively. All employees, including named executive officers, are eligible under the same matching formula.

Tax and Accounting Considerations

With respect to taxes, Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the deduction that a company may claim in any tax year with respect to compensation paid to each of its Chief Executive Officer and three other named executive officers (other than the Chief Financial Officer), unless certain conditions are satisfied. Certain types of performance-based compensation are generally exempted from the $1 million limit. Performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula-driven compensation that meets the requirements of Section 162(m). One of the factors that we may consider in structuring the compensation for our named executive officers is the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor. Our Committee may approve non-deductible compensation arrangements after taking into account several factors, including our ability to utilize deductions based on projected taxable income, and specifically reserves the right to do so.

Clawback Policy Effective For Fiscal 2015

During fiscal 2015, we maintained a clawback policy with respect to annual cash incentives and equity grants made to all of our employees, including the named executive officers. Specifically, under the policy, the Board, in all appropriate circumstances, would require reimbursement of any annual cash incentive payment or equity awards made to a plan participant if:

•	the incentive payment or equity award was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of our consolidated financial statements filed with the SEC;

•	the Board determined that the plan participant engaged in intentional misconduct that caused or substantially caused the need for the substantial restatement; or

•	a lower incentive payment or equity award would have been made to the participant based upon the restated financial results.

Compensation Risk Assessment

The Committee believes that the design and mix of our compensation program during fiscal 2015 appropriately encouraged our named executive officers to focus on long-term growth while also serving to attract, retain, and motivate needed talent. The Committee believes its approach to setting Company and individual goals with target payouts at multiple levels of performance encouraged a level of appropriate risk-taking behavior consistent with our business. The Board also believes it allocated its compensation among base salary, annual cash incentives, and long-term equity compensation during fiscal 2015 in such a way as to not encourage excessive risk-taking.

In its discussions, the Committee noted the following attributes of our fiscal 2015 compensation program:

•	There was a balance between short- and long-term financial and strategic objectives, which incentivized managers for continuous improvement in earnings and growth.

•	A significant portion of our management compensation was “at risk” and dependent upon the achievement of specific Company-wide strategic operational and financial goals, as well as individual goals and associated performance that was objectively determined with verifiable results. These corporate goals were pre-established minimum, target, and stretch performance-level goals, with individual metrics and overall maximums.

•	The Committee considered other qualitative measures in determining actual compensation payouts.

•	A significant portion of our executives’ total compensation consisted of fully vested restricted shares. The Committee believes the restricted shares were a necessary retention tool and further fostered stock ownership amongst our named executive officers. In addition, Mr. Keffer received a grant of stock options. The stock option award consisted of both service options and performance options. The service options vest ratably over a five-year period beginning on the first anniversary of July 20, 2014, subject to Mr. Keffer’s ongoing employment. The performance options will vest at the time of a change in control, if at all. The Committee believes the vesting schedules encourage our executives and other key employees to focus on the Company’s long-term performance.

•	The Company had a clawback policy in place that entitled the Company to require reimbursement of any annual cash incentive payment or equity awards from named executive officers and other recipients if financial results determining incentive payments or equity awards were subsequently the subject of a substantial restatement of the Company’s consolidated financial statements filed with the SEC and upon the occurrence of other specified events.

Based on this review and the currently known facts and circumstances, the Committee’s belief is that the Company’s compensation policies and practices during fiscal 2015, individually and in the aggregate, did not create known risks that were reasonably likely to have a material adverse effect on the Company.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with members of management, and based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation Committee

William L. Ballhaus

Ernst Volgenau

Charles E. Gottdiener

Christopher C. Ragona

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the fiscal years ended June 30, 2015, 2014, and 2013 earned by our named executive officers.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Other Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total($)
William L. Ballhaus	2015	897,417	963,900	—	84,750	—	7,800	1,953,867
President, Chief	2014	875,996	824,670	—	210,389	—	8,750	1,919,805
Executive Officer and Director	2013	843,246	—	—	212,500	—	8,500	1,064,246

David F. Keffer	2015	293,834	209,059	—	22,600	123,200	5,428	654,121
Executive Vice President,	2014	233,538	95,931		16,831	—	8,750	355,050
Chief Financial Officer	2013	208,416	—	—	25,000	—	8,500	241,916

Clyde T. Nixon	2015	348,578	227,806	—	15,820	—	7,800	600,004
Executive Vice President	2014	324,601	205,123	—	47,888	108,360	8,750	694,722
And Chief Growth Officer	2013	254,718	—	—	50,000	456,633	6,250	767,601

Paul Nedzbala	2015	347,010	278,055	—	15,820	—	7,800	648,685
Executive Vice President,	2014	340,178	231,805	100,000	39,673	75,512	8,750	795,918
Health and Civil Group	2013	274,468	—	50,000	56,250	—	8,500	389,218

Timothy J. Atkin	2015	406,020	277,546	—	11,300	—	7,800	702,666
Executive Vice President,	2014	400,602	237,551	—	23,243	—	8,750	670,146
Chief Administrative Officer and Chief of Staff	2013	388,886	—	—	90,000	—	2,881	481,767

(1)	Amount includes annual bonuses under the IIC Plan.
(2)	The amounts in this column represent the aggregate grant-date fair value computed in accordance with ASC 718. See Note 5 to our audited consolidated financial statements.
(3)	The amounts in this column represent the aggregate grant-date fair value computed in accordance with ASC 718. See Note 5 to our audited consolidated financial statements.
(4)	The 401(k) plan is maintained and monitored on a calendar year basis; therefore, the Company matching contributions include the matching contributions for income earned from January 1 through December 31.

Grants of Plan-Based Awards

The following table sets forth information regarding cash incentive awards, stock options and restricted stock granted to our named executive officers in fiscal 2015.

Grants of Plan-Based Awards

Name of Executive	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)
William L. Ballhaus	N/A	$0	$1,125,000	$	None	—	—	—	—
	10/7/2014	—	—		—	375	—	—	84,750

David F. Keffer	N/A	0	244,000		None	—	—	—	—
	11/4/2014	—	—		—	—	1,000	1,000	123,200
	10/7/2014	—	—		—	100			22,600

Clyde T. Nixon	N/A	0	277,440		None	—	—	—	—
	10/7/2014	—	—		—	70	—	—	15,820

Paul Nedzbala	N/A	0	278,166		None	—	—	—	—
	10/7/2014	—	—		—	70	—	—	15,820

Timothy J. Atkin	N/A	0	323,933		None	—	—	—	—
	10/7/2014	—	—		—	50	—	—	11,300

(1)	A discussion of the IIC Plan for fiscal year 2015 can be found under “Compensation Discussion and Analysis—Elements of Our Executive Compensation Program—Short-Term Incentives”.
(2)	The restricted shares were fully vested on the grant date.
(3)	The stock options grants are composed of 50% “service options” and 50% “performance options”. Service options vest in five equal installments on each year of the first through fifth anniversaries of July 20, 2014, subject to the continued employment of Mr. Keffer. The performance options vest at the time of a change in control, if at all, based upon the cash return to the PEP Funds from its investment in the Company.
(4)	The amounts in these columns represent the aggregate grant-date fair value computed in accordance with ASC 718. See Note 5 to our audited consolidated financial statements.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreement with William L. Ballhaus

On July 20, 2011, the Company entered into an employment agreement with Dr. Ballhaus, which was amended on September 27, 2013. The employment agreement has an initial term commencing on July 25, 2011 and ending on the third anniversary, provided that the agreement will automatically renew each year for an additional one-year period unless either party provides prior written notice of non-renewal.

The employment agreement provides for a base salary of $840,000, which has been increased to $900,000 as of fiscal 2015. The agreement (as amended) also provides that Dr. Ballhaus is eligible for an annual target bonus opportunity in an amount equal to 125% of his base salary. Except upon certain qualified terminations (as described below), Dr. Ballhaus must be actively employed by the Company on the last day of the fiscal year in order to receive the annual bonus.

Pursuant to his employment agreement, Dr. Ballhaus was granted $1 million of restricted stock, which vests in five equal installments over five years on each of the first through fifth anniversaries of the grant date. In addition, he received a signing bonus of $5.5 million. He also was entitled to a $2 million retention bonus on August 31, 2012, based on his continuous employment with the Company through that date. By the terms of his employment agreement, Dr. Ballhaus is also entitled to participate in equity grants under the Stock Incentive and Restricted Stock Plans.

On any termination of employment, Dr. Ballhaus will receive base salary through the termination date, any accrued and unpaid benefits and reimbursement of reasonable and necessary business expenses incurred by Dr. Ballhaus in connection with his employment on behalf of the Company on or prior to his termination date.

If Dr. Ballhaus’ employment is terminated without “cause”, Dr. Ballhaus resigns for “good reason” or the Company provides Dr. Ballhaus notice of non-renewal of his employment term, Dr. Ballhaus will be entitled to: (i) any earned but unpaid compensation or benefits; (ii) cash severance equal to two times the sum of his base salary and target bonus opportunity as of his termination date (or three times the sum of his base salary and target bonus opportunity if he is terminated prior to a change of control of the Company and a change of control occurs within 6 months of his termination date or he is terminated within 2 years following a change in control of the Company); (iii) a pro rata bonus payment for year of termination; (iv) the retention and signing bonuses, if unpaid as of the termination date; and (v) continued medical, dental and vision coverage for 18 months following his termination of employment. The payment of any severance under the employment agreement is conditioned on Dr. Ballhaus executing and delivering a release of claims to the Company.

Under Dr. Ballhaus’ employment agreement, “cause” generally means: (i) commission or conviction of, or entry of a plea of guilty or nolo contendere to, any felony or any other crime (whether or not a felony) involving moral turpitude, deceit, dishonesty or fraud; (ii) continued failure or refusal to perform any material duty to the Company or its affiliates which is customarily attached to his position (other than by reason of his death or disability, and taking into account normal vacation periods or other approved leaves of absence), (iii) gross negligence or willful misconduct in the performance of his duties; or (iv) a material breach of any material agreement (including but not limited to his employment agreement) to which Dr. Ballhaus and the Company or any of its affiliates are now or hereafter parties.

“Good Reason” under Dr. Ballhaus’ employment agreement generally means one of the following events: (i) any material diminution in his authority, duties or responsibilities as Chief Executive Officer of the Company or SRA International, Inc., or the Company’s or SRA International, Inc.’s change in his title having similar effect, or the Company’s or SRA International, Inc.’s removal of Dr. Ballhaus from his position as Chief Executive Officer or member of the Board of Directors of the Company or SRA International, Inc.; (ii) the relocation of the Company’s or SRA International, Inc.’s principal offices out of the Washington D.C./Northern Virginia metropolitan area; (iii) a reduction in Dr. Ballhaus’ base salary; (iv) a material breach by the Company or SRA of any material agreement (including his employment agreement) between Dr. Ballhaus and the Company, SRA International, Inc., or their respective affiliates, including the failure to pay compensation hereunder when due; or (v) the failure of a successor to the Company or SRA International, Inc., as applicable, or the purchaser of all or substantially all of the assets of the Company or SRA International, Inc., as applicable, to expressly agree to assume his employment agreement within 5 days of becoming a successor or purchasing the assets and perform the obligations hereunder of the Company or SRA International, Inc., as applicable. In order for a termination by Dr. Ballhaus to constitute a termination for “good reason”, Dr. Ballhaus must notify the Company of the circumstances claimed to constitute good reason in writing not later than the 90th day after he knows of such circumstance and provides the Company with at least 30 days’ notice within which to cure such circumstances before terminating his employment, and, failing a cure, Dr. Ballhaus must terminate his employment within 30 days following the expiration of such cure period.

In the event that Dr. Ballhaus’ employment with the Company terminates due to his death or disability, Dr. Ballhaus (or his estate or representative, as applicable) is entitled to an amount equal to the sum of (i) any earned but unpaid compensation or benefits; (ii) a pro rata bonus payment for the year of termination; and (iii) the retention and signing bonuses, to the extent unpaid on the date of termination.

The employment agreement also provides that in connection with an initial public offering of the Company or an affiliate of the Company, the Board will reasonably consider in good faith (in light of market trends, comparable companies or other data or information reasonably determined by the Board in good faith to be relevant to such consideration) an amendment to Dr. Ballhaus’ employment agreement or execution of a new agreement that provides him with an indemnification from the taxes imposed under Section 4999 of the Code with respect to a change in control.

The employment agreement also contains customary post-employment restrictive covenants, including a perpetual confidentiality obligation and two-year noncompetition and non-solicitation obligations.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and restricted stock awards held by our named executive officers as of June 30, 2015.

Outstanding Equity Awards at Fiscal Year End

		Option Awards						Restricted Stock
Name of Executive	Grant Date	Number of Shares Underlying Unexercised Options Exercisable (#)		Number of Shares Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)(3)		Market Value of Shares that Have Not Vested ($)(8)
William L. Ballhaus	9/23/2013							700	(5)	798,000
	6/28/2013							850	(6)	969,000
	2/9/2012	4,318	(1)	10,074	(1)	$1,000	2/9/2022
	7/25/2011							400	(7)	456,000

David F. Keffer	11/4/2014			1,000	(2)	1,000	11/4/2024
	9/20/2013							56	(5)	63,840
	6/28/2013							100	(6)	114,000
	2/9/2012	233	(1)	545	(1)	1,000	2/9/2022

Clyde T. Nixon	12/29/2013	57	(3)	517	(3)	1,000	12/19/2023
	9/20/2013							159	(5)	181,260
	6/28/2013	216	(4)	866	(4)	1,000	6/28/2023
	6/28/2013							200	(6)	228,000
	3/28/2013	98	(4)	392	(4)	1,000	3/28/2023
	11/7/2012	31	(4)	125	(4)	1,000	11/7/2022

Paul Nedzbala	12/19/2013	40	(3)	360	(3)	1,000	12/19/2023
	9/20/2013							132	(5)	150,480
	6/28/2013							225	(6)	256,500
	2/9/2012	622	(1)	1,450	(1)	1,000	2/9/2022

Timothy J. Akin	9/20/2013							77	(5)	87,780
	6/28/2013							360	(6)	410,400
	2/9/2012	691	(1)	1,611	(1)	1,000	2/9/2022

(1)	The stock options grants are composed of 50% “service options” and 50% “performance options.” Service options vest in five equal installments on each of the first through fifth anniversaries of July 20, 2011, subject to the continued employment of the named executive officer holding such awards. The performance options vest at the time of a change in control, if at all, based upon the cash return to the PEP Funds from their investment in the Company.
(2)	The stock options grants are composed of 50% “service options” and 50% “performance options”. Service options vest in five equal installments on each of the first through fifth anniversaries of July 20, 2014, subject to the continued employment of the named executive officer holding such awards. The performance options vest at the time of a change in control, if at all, based upon the cash return to the PEP Funds from their investment in the Company.
(3)	The stock options grants are composed of 50% “service options” and 50% “performance options”. Service options vest in five equal installments on each of the first through fifth anniversaries of July 20, 2013, subject to the continued employment of the named executive officer holding such awards. The performance options vest at the time of a change in control, if at all, based upon the cash return to the PEP Funds from their investment in the Company.
(4)	The stock options grants are composed of 50% “service options” and 50% “performance options”. Service options vest in five equal installments on each of the first through fifth anniversaries of July 20, 2012, subject to the continued employment of the named executive officer holding such awards. The performance options vest at the time of a change in control, if at all, based upon the cash return to the PEP Funds from their investment in the Company.
(5)	The award vests in three equal installments on each of the first through third anniversaries of September 23, 2013, subject to the continued employment of the named executive officer holding such award and the achievement of a Company performance condition.
(6)	The award fully vests on the third anniversary of June 28, 2013, subject to the continued employment of the named executive officer holding such award.
(7)	The award vests in five equal installments on each of the first through fifth anniversaries of July 25, 2011, subject to the continued employment of Dr. Ballhaus.
(8)	Value is based on the fair market value of our common stock on June 30, 2015.

Stock Option Exercises and Restricted Stock Vesting

The following table provides information on (1) stock option exercises by the named executive officers during fiscal 2015, including the number of shares acquired upon exercise and the value realized, and (2) the number of shares acquired upon the vesting of restricted stock awards held by the named executive officers in fiscal 2015 and the value realized. In fiscal 2015, there were no stock options exercised.

Option Exercises and Stock Vested – Fiscal 2015

	Option Awards		Stock Awards
Name of Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William L. Ballhaus	—	$—	850	194,134
David F. Keffer	—	—	128	28,928
Clyde T. Nixon	—	—	150	33,900
Paul Nedzbala	—	—	136	30,736
Timothy J. Atkin	—	—	89	20,114

Potential Payments upon Termination or Change in Control

The following discussion summarizes the potential payments upon a termination of employment or a change in control. The amounts discussed apply the assumptions that the named executive officer’s employment terminated on June 30, 2015 and the named executive officer does not become employed by a new employer or return to work for the Company. The Company also assumes that none of the payments to which the named executive officers would have become entitled would be reduced as a consequence of such payments being considered “parachute payments” under Section 280G of the Code and subject to the excise tax under Section 4999 of the Code.

Effect of Termination or Change in Control under the Ballhaus Employment Agreement

For a description of the potential payments upon a termination or change in control pursuant to the employment agreement with Dr. Ballhaus, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements”. The following table sets forth an estimate of the benefits that Dr. Ballhaus would be entitled to if he had been terminated by us without “cause” or by Dr. Ballhaus for “good reason” or in the event of termination due to death or disability.

	Termination Due to Death or Disability ($)	Termination Without Cause or for Good Reason ($)		Termination Without Cause or for Good Reason within Two Years of a Change in Control ($)(1)
Severance (Salary)	—	4,050,000	(2)	6,075,000	(3)
Severance (Pro Rata Bonus)(4)	1,125,000	1,125,000		1,125,000
Equity Vesting(5)	2,117,300	2,117,300		5,522,660
Other Benefits(6)	75,003	93,810		93,810

Total Potential Payments	3,317,303	7,386,110		12,816,470

(1)	The amounts in this column represent the estimated benefits Dr. Ballhaus would receive (x) upon a termination without cause or for good reason prior to a change of control and a change of control occurs within 6 months of his termination date or (y) if he is terminated without cause or for good reason within 2 years following a change of control.
(2)	Reflects two times the sum of Dr. Ballhaus’ annual salary of $900,000 as of June 30, 2015 and his target annual bonus for fiscal 2015 of $1,125,000.
(3)	Reflects three times the sum of Dr. Ballhaus’ annual salary of $900,000 as of June 30, 2015 and his target annual bonus for fiscal 2015 of $1,125,000.
(4)	Based on his fiscal 2015 bonus target of $1,125,000.
(5)

For certain qualifying terminations and a change-in-control event, (i) the value of stock options is calculated by multiplying the number of vested options (including any unvested options that would accelerate on a qualifying termination or change-in-control event) by the excess of the fair market value of common stock on June 30, 2015 over the applicable exercise price per share and (ii) the value of the restricted stock is calculated based on the fair market value of our common stock on June 30, 2015 and the number of vested restricted stock and unvested restricted shares that vest upon a qualifying termination or change-in-control event. For more information on the treatment of Dr. Ballhaus’ equity awards upon a termination or a change-in-control event, see “Effect of Termination or Change in Control on Stock Options” and “Effect of Termination or Change in Control on Restricted Stock”.
(6)	Represents the value of accrued vacation as of June 30, 2015 plus, in the case of termination without cause or for good reason, employer cost of 18 months of COBRA premiums in effect on June 30, 2015.

Effect of Termination or Change in Control under the Enhanced Severance Eligibility Agreements

During fiscal 2014, SRA International, Inc. entered into enhanced severance eligibility agreements with Messrs. Nedzbala, Nixon and Atkin. In September 2014, SRA International, Inc. entered into a similar agreement with Mr. Keffer. The agreements provide for certain benefits in the event of a termination without “cause” prior to a change in control or a termination without “cause” or for “good reason” following a change in control.

Termination of Employment. Upon a termination without “cause” (as defined in each enhanced severance eligibility agreement), each of Messrs. Keffer, Nixon and Nedzbala are entitled to receive (i) a cash severance payment equal to the named executive officer’s annual salary, (ii) an amount equal to a pro-rated portion of the target bonus under the IIC Plan, pro-rated to reflect the time period of the named executive officer’s service during the bonus performance period, (iii) six months of executive-level outplacement benefits and (iv) if the executive elects COBRA coverage, payments to the insurance provider equal to the amount due for the employer portion of the COBRA coverage for a period of up to 12 months. For Mr. Atkin, upon a termination of employment without “cause” (as defined in his enhanced severance eligibility agreement), he is entitled to (i) a cash severance payment equal to his annual salary, (ii) an amount equal to a pro-rated portion of the target bonus under the IIC Plan, pro-rated to reflect the time period of his service during the bonus performance period, (iii) an amount equal to the target amount of his bonus under the IIC Plan for the full fiscal year in which termination occurs at an individual metric of 1.0, (iv) six months of executive-level outplacement benefits, (v) if the executive elects COBRA coverage, payments to the insurance provider equal to the amount due for the employer portion of the COBRA coverage for a period of up to 12 months. The following table sets forth an estimate of the benefits that Messrs. Keffer, Nedzbala, Nixon and Atkin would be entitled to upon a termination without cause (absent a change of control):

Name of Executive	Salary (other than accrued amounts) ($)	Prorated Bonus ($)	Target Bonus ($)	Equity Awards ($)(1)	Other ($)(2)	Total ($)
David F. Keffer	305,000	244,000	—	178,540	142,437	869,977
Clyde T. Nixon	346,800	277,440	—	227,280	89,786	941,306
Paul Nedzbala	347,708	278,166	—	247,720	88,701	962,295
Timothy J. Atkin	404,917	323,933	323,933	198,200	146,497	1,397,480

(1)	For certain qualifying terminations, (i) the value of stock options is calculated by multiplying the number of vested options by the excess of the fair market value of common stock on June 30, 2015 over the applicable exercise price per share and (ii) the value of the restricted stock is calculated based on the fair market value of our common stock on June 30, 2015 and the number of vested restricted shares. For more information on the treatment of the named executive officers’ equity awards upon a termination or a change-in-control event, see “Effect of Termination or Change in Control on Stock Options” and “Effect of Termination or Change in Control on Restricted Stock”.
(2)	Amounts in this column include the employer cost of 12 months of COBRA premiums in effect on June 30, 2015 and 6 months of outplacement costs and value of accrued vacation as of June 30, 2015.

Change in Control. Upon a resignation for “good reason” following a “change in control” of the Company or SRA International, Inc. or a termination without “cause” within six months of a “change of control” of the Company or SRA International, Inc. (as such terms are defined in each enhanced severance eligibility agreement), each of Messrs. Keffer, Nixon and Nedzbala is entitled to the same benefits payable upon a termination without cause plus an amount equal to the target amount of the named executive officer’s bonus under the IIC Plan for the full fiscal year in which termination occurs at an individual metric of 1.0. For Mr. Atkin, upon a resignation for “good reason” following a “change in control” of the Company or SRA International, Inc. (as such terms are defined in his enhanced severance eligibility agreement), Mr. Atkin is entitled to the same benefits payable upon a termination of employment without “cause” (as such term is defined in his enhanced severance eligibility agreement). The following table sets forth an estimate of benefits that Messrs. Keffer, Nedzbala, Nixon and Atkin would be entitled to upon an involuntary termination following a change in control:

Name of Executive	Salary (other than accrued amounts) ($)	Prorated Bonus ($)	Target Bonus ($)	Equity Awards ($)(1)	Other ($)(2)	Total ($)
David F. Keffer	305,000	244,000	244,000	572,680	142,437	1,508,117
Clyde T. Nixon	346,800	277,440	277,440	902,540	89,786	1,894,006
Paul Nedzbala	347,708	278,166	278,166	908,100	88,701	1,900,841
Timothy J. Atkin	404,917	323,933	323,933	921,920	146,497	2,121,200

(1)	For certain qualifying terminations and a change-in-control event, (i) the value of stock options is calculated by multiplying the number of vested options (including any unvested options that would accelerate on a qualifying termination or change-in-control event) by the excess of the fair market value of common stock on June 30, 2015 over the applicable exercise price per share and (ii) the value of the restricted stock is calculated based on the fair market value of our common stock on June 30, 2015 and the number of vested restricted stock and unvested restricted shares that vest upon a qualifying termination or change-in-control event. For more information on the treatment of the named executive officers’ equity awards upon a termination or a change-in-control event, see “Effect of Termination or Change in Control on Stock Options” and “Effect of Termination or Change in Control on Restricted Stock”.
(2)	Amounts in this column include the employer cost of 12 months of COBRA premiums in effect on June 30, 2015 and 6 months of outplacement costs and value of accrued vacation as of June 30, 2015.

Effect of Termination or Change in Control on Stock Options

Termination of Employment. Upon a termination for any reason, all performance options and unvested service options will be immediately forfeited and cancelled.

Change in Control. In the event we experience a change of control, any outstanding service option will accelerate and be canceled in exchange for a cash payment equal to the change in control price minus the exercise price of the applicable option. In the case of the performance options, the vested performance options will be canceled in exchange for a cash payment equal to the change in control price minus the exercise price of the applicable option.

Effect of Termination or Change in Control on Restricted Stock

Termination of Employment. Upon a termination for any reason, all unvested restricted stock held by a named executive officer (other than Dr. Ballhaus) will be immediately forfeited and cancelled.

If Dr. Ballhaus’ employment is terminated by us for any other reason than “cause” or Dr. Ballhaus resigns for “good reason” (each as defined in his employment agreement), any unvested restricted stock that would vest on the next scheduled vesting date will become vested as of the date of termination and the remaining unvested restricted stock will be immediately forfeited and cancelled. Upon a termination for “cause” or by Dr. Ballhaus without “good reason”, any unvested restricted stock will be forfeited as of the termination date.

Change in Control. In the event of a change in control, any restricted shares will immediately vest.

Director Compensation

Fiscal 2015 Director Compensation

Members of our Board were not compensated for their services in fiscal 2015. However, in accordance with the Transaction, Providence provides SRA with advisory, consulting, and other services for which SRA pays Providence an annual management fee. In addition to the management fee, SRA is responsible for expenses incurred by Providence in connection with its performance of oversight services. We incurred $1.8 million in management fees and expenses for fiscal 2015.

The compensation for Dr. Ballhaus is fully reflected in the Summary Compensation Table included in this annual report on Form 10-K, and that compensation is solely related to his services as our principal executive officer, or CEO; he does not receive any additional compensation for his service as a director.

In fiscal 2015, Dr. Volgenau received total compensation of $246,194, which includes certain benefits available to all employees of the Company, which is solely related to his services as an employee of our Company; he does not receive any additional compensation for his service as a director.

We also reimburse each of our directors for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings, as well as with any director education programs they attend relating to their service on our board of directors.

Committee Interlocks and Insider Participation

For fiscal 2015, all members of the Board functioned as the Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our issued and outstanding common stock is owned by Sterling Parent, which is wholly-owned by SRA Companies, Inc. The following table sets forth information regarding the beneficial ownership of SRA Companies, Inc.’s common stock as of August 7, 2015 by each person known to beneficially own more than 5% of the common stock of SRA Companies, Inc. As of August 7, 2015, there were 516,796 shares of common stock of SRA Companies, Inc. outstanding.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Outstanding
5% Beneficial Owners:
Providence Equity Partners L.L.C. Managed Funds(1)	378,239	73.2
Directors and Named Executive Officers:
William L. Ballhaus(2)	7,368	1.4
David F. Keffer(2)	567		*
Clyde T. Nixon(2)	864		*
Paul Nedzbala(2)	1,111		*
Timothy J. Atkin(2)	1,049		*
Ernst Volgenau (3)	120,000	23.2
Christopher C. Ragona(4)	—	—
Charles E. Gottdiener(4)	—	—
All Directors and Executive Officers as a Group	130,959	25.3

(1)	Represents the following shares: (i) 281,425 shares of common stock held by Providence Equity Partners VI L.P.; and (ii) 96,814 shares of common stock held by Providence Equity Partners VI-A L.P. The general partner of each of Providence Equity Partners VI L.P. and Providence Equity Partners VI-A L.P. is Providence Equity GP VI L.P., whose general partner is Providence Equity Partners VI L.L.C. Providence Equity Partners VI L.L.C. is managed by its managing member, Providence Fund Holdco (Domestic ECI) L.P., whose general partner is Providence Managing Member L.L.C., which in turn is controlled by Jonathan M. Nelson, Glenn M. Creamer and Paul J. Salem, who may be deemed to have shared voting and investment power over such shares.

Investment and voting decisions with respect to shares held by each of Providence Equity Partners VI L.P. and Providence Equity Partners VI-A L.P. are made by their general partner, Providence Equity GP VI L.P.

Each of Jonathan M. Nelson, Glenn M. Creamer, and Paul J. Salem expressly disclaims beneficial ownership of the shares held by Providence Equity Partners VI L.P. and Providence Equity Partners VI-A L.P, except to the extent of any pecuniary interest therein.

The address for each of Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P., Jonathan M. Nelson, Glenn M. Creamer, and Paul J. Salem is c/o Providence Equity Partners L.L.C., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(2)	Includes the following number of shares of common stock issuable upon exercise of service options: William L. Ballhaus, 5,757; David F. Keffer, 411; Clyde T. Nixon, 634; Paul Nedzbala, 909; and Timothy J. Atkin, 921.
(3)	Ernst Volgenau has sole voting and dispositive power over such shares. The address for The Volgenau Rollover Trust is c/o SRA International, Inc., 4350 Fair Lakes Court, Fairfax, Virginia 22033.
(4)	Does not include common stock held by the PEP Funds. Messrs. Ragona and Gottdiener are directors of SRA Companies, Inc. and managing directors of Providence Equity Partners L.L.C. They expressly disclaim beneficial ownership of the shares held by the PEP Funds, except to the extent of any pecuniary interest therein. The address for Messrs. Ragona and Gottdiener is c/o Providence Equity Partners, L.L.C., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.
“ * ”	means less than 1% as a percentage of common stock outstanding.
“ - ”	means no shares of SRA Companies, Inc. are held by such individuals.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Financial Advisory Agreement

We and SRA Companies, Inc. are parties to a financial advisory agreement with Providence under which Providence provides us with ongoing consulting and management advisory services. The annual management fee payable under the financial advisory agreement with Providence is $1.75 million. Under this agreement, we incurred $1.9 million, $1.8 million and $1.8 million in management fees and expenses for fiscal 2013, fiscal 2014 and fiscal 2015, respectively. The financial advisory agreement terminates by its terms on July 20, 2021, subject to automatic renewal for successive, one-year terms if Providence, together with one or more of its affiliates, continues to own any of our equity securities.

Indemnification Agreements

The financial advisory agreement described above includes an indemnification provision pursuant to which we and SRA Companies, Inc., subject to certain limitations, agreed to indemnify Providence and its officers, employees, agents, representatives, members and affiliates, from and against any and all costs, expenses, liabilities claims, damages, and losses relating to or arising out of the engagement of Providence pursuant to the financial advisory agreement, or the performance by Providence of the services pursuant thereto.

Indebtedness

As of June 30, 2012, Providence affiliates owned $11.7 million of our Term Loan B Facility. During fiscal 2013, the Providence affiliates sold all of their remaining interest in our Term Loan B Facility. Interest payments of approximately $0.4 million were made on this portion of the Term Loan B Facility during fiscal 2013.

Transactions with Other Related Parties

In connection with financing the Providence Acquisition, Dr. Ernst Volgenau was issued a promissory note for a principal amount up to $30 million at an annual interest rate of 4.25%, repayable solely based on proceeds from planned divestitures. This note is expected to be settled for $17 million, based on the total net proceeds and tax benefits related to the disposal of the discontinued operations. As of June 30, 2015, approximately $12 million of this note was paid.

In fiscal 2015, Dr. Volgenau received total compensation of $246,194, which includes certain benefits available to all employees of the Company, which is solely related to his services as an employee of the Company.

From time to time and in the ordinary course of business the Company purchases goods and services from a Providence portfolio company, CDWG, a reseller of equipment and related services to federal government customers. These procurements comply with FAR competition requirements and are subject to routine audit by the Defense Contract Audit Agency and the Defense Contract Management Agency. Costs associated with these related party transactions for fiscal 2015 were $9.0 million.

As of June 30, 2014, there were no amounts due from related parties and $0.6 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. As of June 30, 2015, there were no amounts due from related parties and $1.2 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Director Independence

SRA International, Inc. is a privately-held corporation. All of SRA’s outstanding common stock is owned by Sterling Parent, which is wholly-owned by SRA Companies, Inc. Mr. Ragona and Mr. Gottdiener are not independent because of their affiliations with funds which hold more than 50% equity interests in SRA Companies, Inc. Dr. Ballhaus is not an independent director because Dr. Ballhaus is employed by the Company. Dr. Volgenau is not an independent director because he currently holds a more than 20% equity interest in our indirect parent, SRA Companies, Inc.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table shows the fees for professional audit services rendered by KPMG LLP, or KPMG, for the audit of our annual financial statements and review of our interim financial statements for the fiscal years ended June 30, 2015 and 2014, and fees for other services rendered by KPMG for the same periods, while the firm was the Company’s Registered Public Accounting Firm.

Fee Category	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2015
Audit Fees (1)	$832,000	$795,000
Tax Fees (2)	17,000	10,000
Audit Related Fees (3)	—	140,000
Other Fees (4)	95,000	6,000

Total Fees	$944,000	$951,000

(1)	“Audit fees” consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	“Tax fees” in fiscal 2015 and 2014 related to professional foreign tax services provided by KPMG.
(3)	“Audit related fees” in fiscal 2015 consist of registration statement services provided by KPMG in connection with the filing of a Form S-1 by our indirect parent, SRA Companies, Inc.
(4)	“Other fees” in fiscal 2014 related to advisory services provided by KPMG, and in fiscal 2015 for training services and accounting research tool access.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.		Description

3.1	*	Amended and Restated Articles of Incorporation of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

3.2	*	Amended and Restated By-laws of SRA International, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

4.1	*	Indenture, dated July 20, 2011, by and between Sterling Merger Inc. and Wilmington Trust, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.2	*	Supplemental Indenture, dated July 20, 2011, by and among SRA International, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.3	*	Second Supplemental Indenture, dated February 3, 2012, by and among SRA International, Inc. and Wilmington Trust, National Association (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

4.4	*	Form of SRA International, Inc.’s 11% Senior Notes due 2019 (included in the Indenture filed as Exhibit 4.1) (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.5	*	Registration Rights Agreement, dated July 20, 2011, by and between Sterling Merger Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

4.6	*	Joinder Agreement to the Registration Rights Agreement, dated July 20, 2011, by and among SRA International, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.1	*	Credit Agreement, dated July 20, 2011, by and among Sterling Merger Inc., Sterling Parent Inc., Citibank, N.A., as administrative agent, and several lenders from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.2	*	Employment Agreement, dated July 20, 2011, by and among SRA Companies, Inc. (f/k/a Sterling Holdco Inc.) and William L. Ballhaus (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.3	*	Amendment No. 1 to the employment agreement dated July 20, 2011, by and among SRA Companies, Inc. (f/k/a Sterling Holdco Inc.) and William L. Ballhaus (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2013)

10.4	*	Credit Agreement Assumption Agreement and Affirmation of Guarantees and Security Interests, dated February 1, 2012, and effective as of February 3, 2012, by and among SRA International, Inc. (Delaware), Systems Research and Applications Corporation (Virginia), and consented to be the other loan parties and Citibank, N.A., as Administrative Agent (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.5	*	Master Guarantee Agreement, dated July 20, 2011, by and among Sterling Parent Inc., SRA International, Inc., certain Subsidiaries named therein and Citibank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.6	*	Collateral Agreement, dated July 20, 2011, by and among Sterling Parent Inc., Sterling Merger Inc., SRA International, Inc., certain Subsidiaries named therein and Citibank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.7	*	Financial Advisory Agreement, dated July 20, 2011, by and among SRA Companies, Inc. (f/k/a Sterling Holdco Inc.), SRA International, Inc. and Providence Equity Partners, L.L.C. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2011)

10.8	*	SRA Companies, Inc. (f/k/a Sterling Holdco Inc.) Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

Exhibit No.		Description

10.9	*	SRA Companies, Inc. (f/k/a Sterling Holdco Inc.) Nonqualified Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 30, 2012)

10.10	*	Form of Management Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on May 10, 2012)

10.11	*	SRA Companies, Inc. (f/k/a Sterling Holdco Inc.) Restricted Stock Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.12	*	SRA Companies, Inc. (f/k/a Sterling Holdco Inc.) Restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.13	*	Enhanced Severance Eligibility Agreement dated July 1, 2013 by and between the Company and Timothy J. Atkin (incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 9, 2013)

10.14	*	Enhanced Severance Eligibility Agreement, dated September 17, 2014, by and between SRA International, Inc. and David K. Keffer (incorporated by reference to the SRA Companies, Inc. Registration Statement on Form S-1 filed on July 7, 2015)

10.15	*	Enhanced Severance Eligibility Agreement, dated January 7, 2014, by and between SRA International, Inc. and Clyde T. Nixon (incorporated by reference to the SRA Companies, Inc. Registration Statement on Form S-1 filed on July 7, 2015)

10.16	*	Enhanced Severance Eligibility Agreement, dated January 23, 2013, by and between SRA International, Inc. and Paul Nedzbala (incorporated by reference to the SRA Companies, Inc. Registration Statement on Form S-1 filed on July 7, 2015)

21.1	+	List of subsidiaries of SRA International, Inc.

31.1	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	+	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	+	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101	+	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Previously filed
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax, Commonwealth of Virginia on this 7th day of August, 2015.

SRA INTERNATIONAL, INC.

By:	/S/ WILLIAM L. BALLHAUS
Name:	William L. Ballhaus
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ WILLIAM L. BALLHAUS William L. Ballhaus	President, Chief Executive Officer, Director (Principal Executive Officer)	August 7, 2015

/S/ DAVID F. KEFFER David F. Keffer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 7, 2015

/S/ THERESA D. GOLINVAUX Theresa D. Golinvaux	Vice President and Corporate Controller (Principal Accounting Officer)	August 7, 2015

/S/ ERNST VOLGENAU Ernst Volgenau	Chairman of the Board of Directors	August 7, 2015

/S/ CHARLES E. GOTTDIENER Charles E. Gottdiener	Director	August 7, 2015

/S/ CHRISTOPHER C. RAGONA Christopher C. Ragona	Director	August 7, 2015

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

SRA International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SRA International, Inc. and subsidiaries (the Company) as of June 30, 2014 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SRA International, Inc. and subsidiaries as of June 30, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

McLean, Virginia

August 7, 2015

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$108,840	$96,009
Restricted cash	1,619	681
Accounts receivable, net	217,677	213,915
Prepaid expenses and other	5,643	7,028

Total current assets	333,779	317,633
Property and equipment, net	18,925	16,449
Goodwill	783,604	828,929
Trade names	150,200	150,200
Identified intangibles, net	253,916	221,039
Other long-term assets	35,632	29,033

Total assets	$1,576,056	$1,563,283

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$22,000	$—
Accounts payable and accrued expenses	136,626	145,630
Accrued payroll and employee benefits	83,017	82,591
Billings in excess of revenue recognized	10,801	10,826
Deferred income taxes	5,355	6,121

Total current liabilities	257,799	245,168
Long-term debt	1,047,927	1,060,160
Deferred income taxes	106,253	100,763
Other long-term liabilities	23,429	18,866

Total liabilities	1,435,408	1,424,957
Commitments and contingencies
Stockholder’s equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding as of June 30, 2014 and 2015	—	—
Additional paid-in capital	522,919	526,783
Accumulated other comprehensive loss, net of tax	(11,871)	(6,113)
Accumulated deficit	(370,400)	(382,344)

Total stockholder’s equity	140,648	138,326

Total liabilities and stockholder’s equity	$1,576,056	$1,563,283

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended June 30,
	2013	2014	2015

Revenue	$1,507,722	$1,386,363	$1,389,214
Operating costs and expenses:
Cost of services	1,140,014	1,060,407	1,059,298
Selling, general and administrative	198,338	181,937	175,499
Depreciation and amortization of property and equipment	12,199	9,194	8,144
Amortization of intangible assets	88,147	72,711	58,514
Impairment of goodwill and other assets	345,753	—	—
Gain on the sale of a portion of the Health & Civil business	—	(1,564)	—

Total operating costs and expenses	1,784,451	1,322,685	1,301,455

Operating (loss) income	(276,729)	63,678	87,759
Interest expense	(100,777)	(104,191)	(106,812)
Interest income	43	65	38

Loss before income taxes	(377,463)	(40,448)	(19,015)
Benefit from income taxes	(60,169)	(16,286)	(7,071)

Net loss	$(317,294)	$(24,162)	$(11,944)

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended June 30,
	2013	2014	2015

Net loss	$(317,294)	$(24,162)	$(11,944)
Unrealized (loss) gain on interest rate swaps, net of tax	(156)	312	5,758

Comprehensive loss	$(317,450)	$(23,850)	$(6,186)

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity

Balance June 30, 2012	1	$—	$516,819	$(12,027)	$(28,944)	$475,848

Net loss	—	—	—	—	(317,294)	(317,294)
Stock-based compensation	—	—	2,836	—	—	2,836
Other	—	—	(65)	—	—	(65)
Unrealized loss on interest rate swaps, net of tax	—	—	—	(156)	—	(156)

Balance June 30, 2013	1	$—	$519,590	$(12,183)	$(346,238)	$161,169
Net loss	—	—	—	—	(24,162)	(24,162)
Stock-based compensation	—	—	3,346	—	—	3,346
Other	—	—	(17)	—	—	(17)
Unrealized gain on interest rate swaps, net of tax	—	—	—	312	—	312

Balance June 30, 2014	1	$—	$522,919	$(11,871)	$(370,400)	$140,648

Net Loss	—	—	—	—	(11,944)	(11,944)
Stock-based compensations	—	—	3,910	—	—	3,910
Other	—	—	(46)	—	—	(46)
Unrealized gain on interest rate swaps, net of tax	—	—	—	5,758	—	5,758

Balance June 30, 2015	1	$—	$526,783	$(6,113)	$(382,344)	$138,326

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2013	2014	2015
Cash flows from operating activities:
Net loss	$(317,294)	$(24,162)	$(11,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	13,484	10,725	9,151
Amortization of intangible assets	88,147	72,711	58,514
Stock-based compensation	2,836	3,346	3,910
Deferred income taxes	(60,646)	(18,947)	(8,494)
Amortization of original issue discount and debt issuance costs	7,131	7,817	7,235
Impairment of goodwill and other assets	345,753	—	—
Gain on the sale of a portion of the Health & Civil business	—	(1,564)	—
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	47,792	48,857	2,334
Prepaid expenses and other	(4,160)	9,730	(660)
Accounts payable and accrued expenses	(25,853)	28,340	11,973
Accrued payroll and employee benefits	(30,883)	(1,604)	(950)
Billings in excess of revenue recognized	(40)	2,799	25
Other	558	7,605	5,864

Net cash provided by operating activities	66,825	145,653	76,958

Cash flows from investing activities:
Capital expenditures	(11,791)	(7,355)	(7,480)
Acquisitions, net of cash acquired	(33,631)	—	(71,476)
Proceeds from the sale of a portion of the Health & Civil business	—	5,492	—

Net cash used in investing activities	(45,422)	(1,863)	(78,956)

Cash flows from financing activities:
Borrowings under revolving credit facility	75,000	100,000	10,000
Repayments under revolving credit facility	(75,000)	(100,000)	(10,000)
Repayments of Term Loan B Facility	(20,000)	(40,000)	(10,833)

Net cash used in financing activities	(20,000)	(40,000)	(10,833)

Net increase (decrease) in cash and cash equivalents	1,403	103,790	(12,831)
Cash and cash equivalents, beginning of period	3,647	5,050	108,840

Cash and cash equivalents, end of period	$5,050	$108,840	$96,009

Supplementary Cash Flow Information
Cash paid for interest	93,345	84,210	98,159
Cash paid (refunds received) for income taxes, net	1,435	(1,003)	1,777

The accompanying notes are an integral part of these consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Basis of Presentation

SRA International, Inc., a Virginia corporation, or SRA or the Company, was acquired on July 20, 2011 by private equity investment funds, or the PEP Funds, sponsored by Providence Equity Partners L.L.C., or Providence, collectively referred to as the Transaction. SRA is a wholly-owned subsidiary of Sterling Parent L.L.C., or Sterling Parent, which is wholly-owned by SRA Companies, Inc. (formerly Sterling Holdco, Inc.), or SRA Companies, or collectively, the Parent. The Parent was formed by the PEP Funds for the purpose of the Transaction.

The accompanying consolidated financial statements include the accounts of SRA International, Inc. and its wholly-owned subsidiaries and joint ventures of which we hold a majority interest and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. All intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Nature of Business

The Company is a provider of sophisticated information technology and strategic consulting services and solutions primarily to the U.S. federal government. The Company provides services and solutions that help its government customers address complex IT needs in order to achieve their missions more effectively, increase efficiency of operations, and reduce operating costs. The Company’s portfolio of customers spans a broad variety of federal agencies and is organized around them into two business groups: Health & Civil and National Security.

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

The Transaction

The Transaction was completed on July 20, 2011 for a total purchase price of approximately $1.9 billion. The Transaction and related fees were financed through equity contributions, together with borrowings under a senior secured term loan facility, proceeds from the issuance of notes, issuance of a promissory note, and cash on hand. The PEP Funds invested cash of approximately $394 million and Dr. Ernst Volgenau, the founder of the Company and the Chairman of the Board of the SRA Companies, rolled over equity in the predecessor entity of $150 million in return for which he received $120 million in equity and a promissory note. The promissory note was issued for a principal amount up to $30 million, repayable solely based on proceeds from planned divestitures. The Company expects to pay $17 million for this note. As of June 30, 2015, $12 million of this note was paid. The Company entered into senior secured credit facilities consisting of an $875 million term loan B facility, or Term Loan B Facility, and a $100 million senior secured revolving credit facility, or the Revolver, collectively referred to as the Senior Secured Credit Facilities. Additionally, the Company issued $400 million aggregate principal amount of 11% Senior Notes due October 1, 2019, or the Senior Notes. See Note 8 for a description of the Company’s indebtedness.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. These estimates are based on the Company’s historical experience and various other factors that are deemed reasonable at the time the estimates are made. The Company re-evaluates its estimates at least quarterly. Actual results may differ significantly from these estimates under different assumptions or conditions. Management believes the critical accounting policies requiring significant estimates and judgments are revenue recognition, accounting for acquisitions, including the identification of intangible assets and the ongoing impairment assessments of goodwill and other long-lived assets, accounting for stock compensation expense and income taxes. If any of these estimates or judgments proves to be inaccurate, the Company’s results could be materially affected in the future.

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

Reserves for the collectibility of accounts receivable are recorded when the Company determines that it is less than probable that it will collect the amounts due and the reserve requirements can be reasonably estimated.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions with varying statutes of limitation. Periods for fiscal years ended after July 1, 2010 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2010 may remain subject to examination by tax authorities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or purchased maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company’s restricted cash consists of cash collateral agreements primarily related to the Company’s corporate credit card program and the issuance of a letter of credit related to workers’ compensation insurance.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accounts Receivable

Accounts receivable are typically billed and collected within 90 days of the balance sheet date. Consistent with industry practice certain receivables related to long-term contracts are classified as current although some of the retainages are not expected to be billed and collected within one year. The Company’s accounts receivable are primarily from U.S. federal government agencies or customers engaged in work for the federal government, and therefore, the Company believes there is no material credit risk associated with these receivables.

Property and Equipment

Property and equipment, including major additions or improvements thereto, are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life, but typically not exceeding seven years, using the straight-line method. Depreciation and amortization expense related to property, equipment and leasehold improvements was $13.5 million, $10.7 million and $9.2 million for the years ended June 30, 2013, 2014, and 2015, respectively.

Accounting for Stock-Based Compensation

Compensation costs related to the Company’s stock-based compensation plans are recognized based on the grant-date fair value of the options and restricted stock granted. In calculating the compensation expense for options granted, the Company utilized the Black-Scholes-Merton option-pricing model to value the service options and the Monte Carlo or binomial lattice model to value the performance options. Both models are widely accepted methods to calculate the fair value of stock options; however, the results are dependent on the inputs, two of which, expected term and expected volatility, are dependent on management’s judgment. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and, in turn, on the amount of compensation cost recognized. See Note 5 for details regarding the assumptions used in each of the models.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2014 or 2015. As discussed in Note 3, the Company recorded a charge for the impairment of goodwill and trade names to adjust the carrying value of the assets down to fair value in fiscal 2013. The valuation models used in the impairment analysis are based, in part, on estimated future operating results and cash flows. Because these factors are derived from the Company’s estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.

The Company’s financial instruments include cash, trade receivables, vendor payables, debt and derivative financial instruments. As of June 30, 2014 and 2015, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. See Note 8 for a discussion of the fair value of the Company’s debt. See Note 9 for a discussion of the fair value of the Company’s derivative financial instruments.

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

Common Stock

The Company has 1,000 authorized shares of common stock. The 1,000 shares of common stock were issued to Sterling Parent, at the time of the Transaction, in exchange for the $515 million of capital contributions.

Research and Development Costs

Research and development, or R&D, costs are expensed as incurred. Total R&D costs, which are included in selling, general and administrative expenses, were $1.4 million for each of the years ended June 30, 2013, 2014 and 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This ASU is effective for the Company’s fiscal 2019. This ASU permits the use of either the retrospective or cumulative effect transition method. Management is evaluating the methods of adoption allowed by this ASU and the effect that it is expected to have on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This ASU is effective for the Company’s fiscal 2017. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In April 2015, FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance becomes effective for the Company on January 1, 2016 with early adoption permitted. The Company can elect to adopt ASU 2015-05 prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company has not yet completed the evaluation of the effect that ASU No. 2015-05 will have on its consolidated financial statements.

2. Acquisitions & Divestitures:

Qbase Government Services Business

On April 15, 2015, the Company completed an asset purchase of substantially all of the Government Services business from Qbase LLC for $72.0 million. The acquired Qbase Government Services business delivers IT support solutions and professional services to help enable the U.S. government’s missions focused on health, IT, homeland security and law enforcement. The acquisition was financed with cash on hand. The asset purchase agreement contains customary representations and warranties and requires Qbase and certain controlling stockholders to indemnify the Company for certain contingent liabilities for which an escrow fund of $5.4 million was established.

The total consideration was allocated to net tangible and identifiable intangible assets based on their fair values as of April 15, 2015. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded to goodwill. In its determination of estimated fair values, the Company considered, among other factors, its intention for future use of acquired assets, analysis of historical financial performance, and estimates of future performance of contracts.

The purchase price allocation for Qbase was as follows (in thousands):

Components of Purchase Price
Cash paid	$71,476
Liabilities assumed	524

Total purchase price	$72,000

Allocation of Purchase Price
Current assets	$725
Long-term assets	550
Definite-lived intangible assets	25,400
Goodwill	45,325

Total purchase price	$72,000

The goodwill and identified intangible assets are deductible for income tax purposes. The identified intangible assets consist of customer relationships and backlog which will be amortized over estimated useful lives of twenty years and one year, respectively. The goodwill arising from the acquisition consists largely of the specialized nature of the workforce as well as synergies and economies of scale expected from combining the operations. Amortization is calculated on an accelerated basis based on the expected benefits of the assets.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The purchase price allocation for MorganFranklin Corporation’s NSS Division was as follows (in thousands):

Current assets	$6,033
Current liabilities	(2,219)

Acquired tangible assets	3,814
Definite-lived intangible assets	10,000
Goodwill	19,817

Total purchase price	$33,631

The goodwill and identified intangible assets are deductible for income tax purposes. The identified intangible assets consist of customer relationships which are being amortized over an estimated useful life of ten years. Amortization is calculated on an accelerated basis based on the expected benefits of the assets.

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

Trade names are assessed for impairment by comparing the carrying value to the estimated fair value calculated using the relief from royalty method. Under the relief from royalty method, a market royalty rate is applied to the Company’s future projected revenue. In fiscal 2014 and 2015, the estimated fair value of the trade names was greater than the carrying value, therefore no impairment was recognized. In fiscal 2013, the Company recognized a trade name impairment charge of $51.9 million for the amount of carrying value in excess of fair value.

In December 2013, the Company realigned its portfolio of customers from four business groups: Civil, Defense, Health, and Intelligence, Homeland Security and Law Enforcement, or IHL, into two business groups: National Security group and Health & Civil group. Goodwill assigned to the Company’s reporting units is assessed for impairment in a two-step process. In step one, the Company utilizes a discounted cash flow analysis as well as comparative market multiples to determine the fair value of its reporting units. In fiscal 2014 and 2015, there was no indication of impairment in the National Security reporting unit or the Health & Civil reporting unit as the fair value was more than 20% higher than the carrying value. In fiscal 2013, the carrying values of Defense, Civil and IHL reporting units exceeded their respective fair values, indicating a potential impairment. There was no indication of impairment in the Health reporting unit.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In fiscal 2013, the Company performed the second step of the goodwill impairment analysis to measure the amount of the impairment charge in its Civil, Defense and IHL reporting units. In step two, the fair value determined in step 1 is allocated to the tangible and intangible assets and liabilities of the reporting unit to derive an implied fair value of the reporting unit’s goodwill. Based on the results of the step two analyses, the Company recorded a $293.9 million goodwill impairment in fiscal 2013.

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

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill as of June 30, 2013	$787,760
Sale of a portion of the Health & Civil business	(4,156)

Goodwill as of June 30, 2014	$783,604
Acquisition of Qbase Government Services Business	45,325

Goodwill as of June 30, 2015	$828,929

Given the goodwill impairment in fiscal 2013, the Company assessed the value of future undiscounted net cash flows related to the identified intangible assets with finite lives, without interest charges. The Company concluded that the carrying amount of the assets did not exceed the future undiscounted net cash flows, and therefore, the identified intangible assets were not impaired in fiscal 2013. In fiscal 2014 and 2015, there were no triggering events to assess whether identified intangible assets were impaired. Identified intangible assets for the periods presented consisted of the following (in thousands):

		June 30, 2014
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20 years	$288,901	$(62,556)	$226,345
Order backlog and developed technology	4 years	212,798	(187,634)	25,164
Software development costs	7 years	2,930	(523)	2,407

Total identified intangible assets	13 years	$504,629	$(250,713)	$253,916

		June 30, 2015
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20 years	$311,201	$(97,147)	$214,054
Order backlog and developed technology	4 years	215,898	(211,129)	4,769
Software development costs	7 years	3,167	(951)	2,216

Total identified intangible assets	13 years	$530,266	$(309,227)	$221,039

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amortization expense of identified intangible assets was $88.1 million, $72.7 million and $58.5 million for fiscal years 2013, 2014 and 2015, respectively. Identified intangible assets are amortized based on the expected benefits of the assets over estimated useful lives ranging from 1 to 20 years. Estimated amortization expense is as follows for the periods indicated (in thousands):

Fiscal year ending June 30,
2016	$41,941
2017	32,688
2018	26,764
2019	22,076
2020	18,119
Thereafter	79,451

Total	$221,039

4. Benefit Plan:

The Company maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan, or the Plan. All regular and full-time employees are generally eligible to participate in the Plan. The Board of Directors can make changes to the matching contribution percentage at any time. The Company’s matching contribution expense was $15.6 million, $10.7 million, and $11.0 million for the years ended June 30, 2013, 2014, and 2015, respectively.

5. Stock-Based Compensation:

Stock Options

The SRA Companies Board of Directors adopted a stock incentive plan in February 2012, amended in December 2012, or the 2012 Plan, that authorizes the issuance of up to 61,262 shares of common stock of the SRA Companies in the form of options. Under the 2012 Plan, key employees, non-employee directors and consultants of the Company may be granted a combination of service and performance options. The performance options are considered market-based for accounting purposes. The Company utilizes the Black-Scholes-Merton option-pricing model to value the service options and the Monte Carlo or binomial lattice model to value the performance options.

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

Assumptions

In calculating the compensation expense for options granted, the Company utilizes the Black-Scholes-Merton model to value the service options and the Monte Carlo or binomial lattice model to value the performance options. The weighted average assumptions used to calculate fair market value of the stock options in the models for the periods presented were as follows:

	Fiscal Year Ended June 30,
	2013	2014	2015

Expected volatility	42.0%	142.5%	50.0%
Expected term (in years)	4.25	4.5	2.0
Risk-free interest rate	0.42%	0.63%	0.56%
Dividend yield	—%	—%	—%

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For 2013 and 2014, the expected volatility is based upon the combination of the Company’s historical stock volatility as a public company before the announcement of the Transaction, the historical volatility of peer public companies’ stock prices and the implied volatility of comparable, publicly traded companies’ share prices determined from publicly traded call options, as applicable. For 2015 the expected volatility is based upon historical volatility of peer public companies’ stock prices.

The expected term is estimated based on exit event scenarios. The risk-free rate is based on the forward U.S. Treasury note yields over the expected term. The Company used a dividend yield percentage of zero because the Company has not historically paid dividends.

The estimated forfeiture rate was 35%, 40% and 45% for fiscal 2013, 2014 and 2015, respectively, based on an analysis of the Company’s historical forfeiture rate averages since the Transaction.

The following table summarizes stock option activity:

	Fiscal Year Ended June 30,
	2013	2014	2015

Service Options:
Shares under option at beginning of period	26,460	25,210	26,071
Options granted	5,581	5,362	1,495
Options forfeited or cancelled	(6,831)	(4,501)	(1,534)

Shares under option at end of period	25,210	26,071	26,032

Options exercisable at end of period	4,506	8,142	12,341

Performance Options:
Shares under option at beginning of period	27,060	25,488	25,957
Options granted	7,781	5,362	1,495

Options forfeited or cancelled	(9,353)	(4,893)	(851)

Shares under option at end of period	25,488	25,957	26,601

For the service options, the weighted-average exercise price is $1,000. The weighted-average fair value per option granted, calculated based on the Black-Scholes-Merton model, was $341, $192 and $168 for fiscal 2013, 2014, and 2015, respectively. For the performance options, the weighted-average exercise price is $1,000. The weighted-average fair value per option granted, calculated based on the binomial lattice model for 2013 and the Monte Carlo model for 2014 and 2015, was $188, $186 and $79 for fiscal 2013, 2014 and 2015, respectively.

As of June 30, 2015, the aggregate intrinsic value of the stock options outstanding, stock options exercisable and stock options expected to vest was $7.4 million, $1.7 million and $3.0 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the shares and the fair market value as of June 30, 2015.

Restricted Stock

In fiscal 2012, pursuant to the Chief Executive Officer’s, or CEO’s, employment agreement, the CEO was granted 1,000 shares of SRA Companies restricted stock valued at $1,000 per share. The restricted shares vest 20% per year on each of the first five anniversaries of the CEO’s date of employment with the Company.

In June 2013, the Board of Directors approved a restricted stock plan, the Restricted Stock Plan. The Board may award shares of restricted stock under the Restricted Stock Plan, at its discretion, to key employees. As of June 30, 2015, the number of authorized shares eligible for grant under the Restricted Stock Plan was 19,340 shares of SRA Companies common stock.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Vesting of restricted stock awarded under the Restricted Stock Plan is subject to the grantee’s continuous employment with the Company from the grant date to the vesting date. Awards vest over various time periods ranging from zero to 36 months. Vested restricted stock issued under the Restricted Stock Plan remains subject to certain sales and transfer restrictions, including a performance condition on certain vested restricted stock.

The following table summarizes restricted stock activity:

	Fiscal Year Ended June 30,
	2013	2014	2015

Nonvested restricted shares at beginning of period	1,000	12,165	12,076
Restricted shares granted	11,365	3,309	1,300
Restricted shares vested	(200)	(200)	(2,517)
Restricted shares forfeited	—	(3,198)	(620)

Nonvested restricted shares at end of period	12,165	12,076	10,239

The weighted-average grant-date fair value of the restricted stock granted in fiscal 2013 was $250 per share. The weighted-average grant-date fair value of the restricted stock granted in fiscal 2014 and 2015 was $200 and $226 per share, respectively, which is restricted by a Company performance condition. The per share value calculated for purposes of recording stock-based compensation expense was determined using a discounted cash flow analysis as well as comparative market multiples, and was discounted for lack of marketability.

Stock Compensation Expense

The Company recognized stock-based compensation expense related to the stock options and restricted stock of $2.8 million, $3.3 million and $3.9 million for the years ended June 30, 2013, 2014 and 2015, respectively. The total amount of unrecognized compensation expense related to unvested stock-based compensation arrangements was $3.2 million as of June 30, 2015 and is expected to be recognized on a straight-line basis over a weighted average period of 1.7 years.

6. Accounts Receivable:

Accounts receivable, net as of June 30, 2014 and 2015 consisted of the following (in thousands):

	June 30,
	2014	2015

Billed and billable, net of allowance of $957 and $997 as of June 30, 2014 and 2015, respectively	$201,427	$199,957

Unbilled:
Retainages	4,031	4,464
Revenue recorded in excess of milestone billings on fixed-price contracts	12,595	6,715
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	5,184	8,764
Allowance for unbillable amounts	(5,560)	(5,985)

Total unbilled	16,250	13,958

Total accounts receivable	$217,677	$213,915

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows (in thousands):

	Fiscal Year Ended June 30,
	2013	2014	2015

Beginning balance	$532	$773	$957
Charged to costs and expenses	241	184	40

Ending balance	$773	$957	$997

Changes in the Company’s allowance for unbillable amounts for the periods presented were as follows (in thousands):

	Fiscal Year Ended June 30,
	2013	2014	2015

Beginning balance	$5,269	$5,223	$5,560
Charged to costs and expenses	(46)	337	425

Ending balance	$5,223	$5,560	$5,985

Billings in excess of revenue totaled $10.8 million at June 30, 2014 and June 30, 2015. Billings in excess of the revenue recognized are classified as a current liability in the consolidated balance sheet.

Accounts Receivable Factoring

During fiscal 2014, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company’s consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $56 million at any time. For fiscal 2014 and 2015, the Company sold approximately $142.2 million and $402.5 million of receivables, respectively, and recognized a related loss of $0.4 million and $1.0 million, respectively, in selling, general and administrative expenses. As of June 30, 2015, the balance of the sold receivables was approximately $34.6 million, and the related deferred price was approximately $3.5 million.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Composition of Certain Financial Statement Captions:

Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30,
	2014	2015

Prepaid expenses and other
Taxes and taxes receivable	$—	$185
Maintenance and software	1,575	1,270
Rent	237	253
Other	3,831	5,320

Total prepaid expenses and other	$5,643	$7,028

Property and equipment
Leasehold improvements	$22,482	$23,836
Furniture, equipment and software	32,185	35,318
Total property and equipment	54,667	59,154
Less: Accumulated depreciation and amortization	(35,742)	(42,705)

Total property and equipment, net	$18,925	$16,449

Other long-term assets
Debt issuance costs, net	$31,566	$25,397
Other	4,066	3,636

Total other long-term assets	$35,632	$29,033

Accounts payable and accrued expenses
Vendor obligations	$86,658	$98,708
Accrued interest	23,215	24,603
Interest rate derivative liability	10,729	7,637
Facility exit charge	8,173	6,667
Other	7,851	8,015

Total accounts payable and accrued expenses	$136,626	$145,630

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$35,195	$39,936
Accrued leave	33,694	30,286
Accrued fringe benefits	14,128	12,369

Total accrued payroll and employee benefits	$83,017	$82,591

Other long-term liabilities
Interest rate derivative liability	$8,803	$2,369
Deferred rent	9,433	12,378
Facility exit charge	5,193	4,119

Total other long-term liabilities	$23,429	$18,866

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At June 30, 2014 and 2015, debt consisted of the following (in thousands):

	June 30,
	2014	2015

Term Loan B Facility	$675,000	$664,167
Less: Unamortized discount	(5,073)	(4,007)

Term Loan B Facility, net	669,927	660,160
Senior Notes due 2019 at 11%	400,000	400,000

Total debt	1,069,927	1,060,160

Less: Current portion of long-term debt	(22,000)	—

Long-term debt	$1,047,927	$1,060,160

As of June 30, 2015 and 2014, the estimated fair value of the Company’s outstanding debt was approximately $1,088.7 million and $1,098.5 million, respectively. The estimated fair value of this outstanding debt was determined based on quoted prices for similar instruments in active markets (Level 2 inputs).

The Credit Agreement and the indenture governing the Senior Notes limit the Company’s ability to incur certain additional indebtedness, pay dividends or make other distributions or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets.

The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings on its Revolver as of June 30, 2014 and 2015. If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 4.5x as of June 30, 2015. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 3.2x as of June 30, 2014 and 2.9x as of June 30, 2015. As of June 30, 2015, the Company was in compliance with all of its covenants.

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

In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt. The Company is required to make annual payments equal to 50% of ECF based upon achievement of a net senior secured leverage ratio, or NSSLR, between 2.75x and 3.5x. The required annual payments adjust to 75% of ECF when NSSLR is greater than 3.5x, 25% of ECF when NSSLR is between 2x and 2.75x, and zero if NSSLR is less than 2x. Any required ECF payments are due in October each year, subject to acceptance by the lenders. The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the Company’s required quarterly principal payments and required ECF principal payments for fiscal 2012. The Company repaid $20.0 million of its Term Loan B Facility in fiscal 2013, which satisfied the Company’s required ECF principal payments for fiscal 2013. The Company’s fiscal 2014 ECF requirement was $61.5 million, of which the Company repaid $40.0 million during fiscal 2014. The remainder was tendered as payment in October 2014, of which $10.6 million was declined by the lenders and returned to the Company, as permitted by the facility. No amount is due in mid-October, 2015 based on the terms of the agreement.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During fiscal 2013, 2014 and 2015, $1.1 million, $1.3 million and $1.1 million, respectively, of the original issue discount were amortized and reflected in interest expense in the consolidated statements of operations.

Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During fiscal 2013, 2014 and 2015 $6.0 million, $6.6 million and $6.2 million, respectively, of costs were amortized and reflected in interest expense in the consolidated statements of operations.

As of June 30, 2015, interest accrued at an average rate of 6.5% for the senior secured credit facilities. Interest payments of $47.8 million, $36.7 million and $44.8 million were made for fiscal 2013, 2014 and 2015, respectively, including $0.5 million, $0.6 million, and $0.7 million of commitment fees for the same periods.

Senior Notes due 2019

The Senior Notes due 2019 are guaranteed by all of the Company’s wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and have no independent assets or operations. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes, including a redemption price of 105.5% during the twelve-month period beginning on October 1, 2015, plus accrued and unpaid interest, if any, to the redemption date.

As of June 30, 2014 and 2015, interest accrued at an average rate of 11.0% for the Senior Notes. The Company paid $44.0 million of interest related to the Senior Notes for each of fiscal 2013, 2014 and 2015.

9. Derivative Instruments and Hedging Activities:

Hedge of Interest Rate Risk

Risk Management Objective of Using Derivatives

The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2014 and 2015, the Company had outstanding interest rate derivatives with a combined notional value of $565.0 million and $500.0 million, respectively, which were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $6.2 million will be reclassified from AOCI into interest earnings.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $19.5 million and $10.0 million as of June 30, 2014 and 2015, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.

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

The Effect of Derivative Instruments on the Consolidated Statements of Operations & Consolidated Statements of Comprehensive Loss

All amounts recorded in other comprehensive loss are related to the Company’s derivatives. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, including the reclassifications out of the accumulated other comprehensive loss to the consolidated statements of operations (in thousands):

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2015

Beginning of period	$(12,027)	$(12,183)	$(11,871)
Other comprehensive loss before reclassifications
Total before tax	(1,798)	(4,064)	(1,381)
Tax effect	705	1,594	537

Net of tax	(1,093)	(2,470)	(844)

Amounts reclassified from accumulated other comprehensive loss
Total before tax	1,542	4,578	10,908
Tax effect	(605)	(1,796)	(4,306)

Net of tax	937	2,782	6,602

Net other comprehensive (loss) income	(156)	312	5,758

End of period	$(12,183)	$(11,871)	$(6,113)

The Company amortized $1.5 million, $4.6 million and $10.9 million of the interest rate derivatives from AOCI into interest expense in the consolidated statements of operations for the years ending June 30, 2013, 2014 and 2015, respectively.

The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

If the Company had breached any of the provisions of the agreements at June 30, 2015, it could have been required to settle its obligations under the agreements at an estimated termination value. As of June 30, 2015, the termination value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $13.0 million. As of June 30, 2015, the Company had not breached any of the provisions or posted any collateral related to these agreements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Income Taxes:

The benefit for income taxes for the periods presented was comprised of the following (in thousands):

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2015
Current provision (benefit)
Federal	$986	$1,605	$(4,023)
State	(509)	905	1,718
Deferred provision (benefit)
Federal	(52,115)	(15,379)	(2,540)
State	(8,531)	(3,417)	(2,226)

Provision for (benefit from) income taxes	$(60,169)	$(16,286)	$(7,071)

A reconciliation of the Company’s statutory federal income tax rate to the effective tax rate for the periods presented is shown below:

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.2	3.9
Federal tax credits	0.1	1.1	3.3
Non-deductible goodwill impairment	(23.6)	—	—
Adjustments to prior year tax benefits			(3.3)
Other	0.2	—	(1.7)

Effective tax rate	15.9%	40.3%	37.2%

The Company’s fiscal 2015 effective tax rates are lower than the statutory income tax rate primarily as a result of adjusting tax benefits recognized previously in the financial statements and prior year returns.

The components of the Company’s deferred tax (liabilities) assets as of June 30, 2014 and 2015 were as follows (in thousands):

	June 30,
	2014	2015
Deferred tax assets
Compensated absences and other accruals not yet deductible for tax purposes	$31,503	$31,343
Financial statement depreciation in excess of tax depreciation	16,497	18,279
Nonqualified stock awards	3,108	4,254
Net operating loss carryforwards of acquired companies	6,274	—
Other	13,998	12,054

Total deferred tax asset	$71,380	$65,930

Deferred tax liabilities
Identified intangible assets	$(146,289)	$(136,026)
Prepaid expenses	(769)	(792)
Unbilled contract revenue	(35,930)	(35,996)

Total deferred tax liabilities	(182,988)	(172,814)

Net deferred tax liability	$(111,608)	$(106,884)

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Uncertain Tax Positions

The change in the Company’s unrecognized tax benefits for the periods presented is as follows (in thousands):

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2015
Beginning balance	$581	$967	$1,311
Gross increases related to prior year tax positions	376	251	150
Gross increase related to current year tax positions	157	93	137
Lapse of applicable statute of limitations	(147)	—	(244)

Ending balance	$967	$1,311	$1,354

The Company’s unrecognized tax benefits as of June 30, 2015 primarily relate to federal research and development tax credits taken on the Company’s fiscal 2011 through fiscal 2014 tax returns. The Company’s unrecognized tax benefits as of June 30, 2015, if recognized, would provide a tax benefit. The Company does not anticipate any material changes in this position in the next 12 months.

The Internal Revenue Service, or IRS, is currently examining the Company’s federal income tax return for fiscal 2011. The Company has been notified that the IRS may contest a deduction in that period, but the Company believes firmly in the validity of its position and would defend vigorously.

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Leases

Net rent expense for the periods presented was as follows (in thousands):

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2015

Office space	$37,424	$32,203	$33,661
Sublease income	(4,158)	(4,161)	(2,288)
Furniture and equipment	556	504	441

Total	$33,822	$28,546	$31,814

The following table summarizes the Company’s future minimum rental commitments under noncancelable operating leases, primarily for office space, as of June 30, 2015 (in thousands):

	Rental Commitments (a)	Sublease Income	Net Commitment
Fiscal Year Ending June 30,
2016	$27,024	$(1,613)	$25,411
2017	21,480	(1,660)	19,820
2018	18,528	(1,592)	16,936
2019	15,996	(1,006)	14,990
2020	15,435	(1,047)	14,388
Thereafter	103,568	(3,905)	99,663

Total future minimum lease payments	$202,031	$(10,823)	$191,208

(a)	Includes approximately $5.0 million, $3.8 million, $2.8 million, $2.3 million, $2.0 million and $12.4 million of future cash payments for fiscal 2016, 2017, 2018, 2019, 2020 and thereafter, respectively, related to the underutilized space that the Company exited during fiscal 2012, 2013, 2014 and 2015 (see Note 12).

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

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Facility Exit Costs:

Periodically the Company initiates activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities and recognized a total facility exit charge of $3.8 million, $12.8 million and $5.5 million during fiscal 2013, 2014 and 2015 respectively, which was included in selling, general and administrative expenses on the consolidated statement of operations. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2026.

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

Balance as of June 30, 2013	$3,538
Facility exit costs accrued	12,810
Cash payments	(2,202)
Non-cash settlement	(780)

Balance as of June 30, 2014	13,366
Facility exit costs accrued	5,545
Cash payments	(7,689)
Non-cash settlement	(436)

Balance as of June 30, 2015	10,786
Less: Current portion of facility exit charge liability	(6,667)

Long-term facility exit charge liability	$4,119

13. Related Party Transactions:

In accordance with the Transaction, Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of oversight services. The Company incurred $1.9 million, $1.8 million and $1.8 million in management fees and expenses for the years ended June 30, 2013, 2014 and 2015, respectively.

As of June 30, 2012, a Providence affiliate owned $11.7 million of the Company’s Term Loan B Facility. During fiscal 2013, the Providence affiliate had sold all of its interest in the Company’s Term Loan B Facility. Interest payments of approximately $0.4 million were made for this portion of the Term Loan B Facility for fiscal 2013.

From time to time, and in the ordinary course of business the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the years ended June 30, 2013, 2014 and 2015 were $7.6 million, $5.3 million and $9.0 million, respectively.

As of June 30, 2014, there were no amounts due from related parties and $0.6 million due to related parties, which was included in the accompanying consolidated balance sheet. As of June 30, 2015, there were no amounts due from related parties and $1.2 million due to related parties, which was included in the accompanying consolidated balance sheet.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. Unaudited Quarterly Financial Data:

Fiscal Year Ended June 30, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(unaudited, in thousands)

Revenue	$349,823	$333,713	$355,930	$346,897
Cost of services	264,137	260,050	276,319	259,901
Operating income	20,604	13,069	9,295	20,710
Net loss	$(3,541)	$(8,168)	$(9,288)	$(3,165)

Fiscal Year Ended June 30, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(unaudited, in thousands)

Revenue	$338,614	$342,018	$349,708	$358,873
Cost of services	255,763	264,101	266,861	272,573
Operating income	21,074	20,217	20,036	26,432
Net (loss) income	$(4,158)	$(6,043)	$(2,659)	$916