Form 10-Q
period 2015-09-30
SRA INTERNATIONAL, INC.
filed 2015-11-09
CIK 906192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of November 9, 2015, there were 1,000 shares outstanding of the registrant’s common stock.

SRA INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	September 30, 2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,009	$68,822
Restricted cash	681	636
Accounts receivable, net	213,915	234,798
Prepaid expenses and other	7,028	7,971
Total current assets	317,633	312,227
Property and equipment, net	16,449	24,276
Goodwill	828,929	828,929
Trade names	150,200	150,200
Identified intangibles, net	221,039	209,971
Other long-term assets	29,033	26,981
Total assets	$1,563,283	$1,552,584

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable and accrued expenses	145,630	141,702
Accrued payroll and employee benefits	82,591	74,290
Billings in excess of revenue recognized	10,826	9,194
Deferred income taxes	6,121	3,213
Total current liabilities	245,168	228,399
Long-term debt	1,060,160	1,060,465
Deferred income taxes	100,763	102,080
Other long-term liabilities	18,866	24,100
Total liabilities	1,424,957	1,415,044
Commitments and contingencies
Stockholder's equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding as of June 30, 2015 and September 30, 2015	—	—
Additional paid-in capital	526,783	528,391
Accumulated other comprehensive loss, net of tax	(6,113)	(4,565)
Accumulated deficit	(382,344)	(386,286)
Total stockholder's equity	138,326	137,540
Total liabilities and stockholder's equity	$1,563,283	$1,552,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2014	2015

Revenue	$338,614	$351,006
Operating costs and expenses:
Cost of services	255,763	269,849
Selling, general and administrative	44,929	47,707
Depreciation and amortization of property and equipment	2,076	1,982
Amortization of intangible assets	14,772	11,068
Total operating costs and expenses	317,540	330,606
Operating income	21,074	20,400
Interest expense	(27,274)	(26,950)
Interest income	14	15
Loss before income taxes	(6,186)	(6,535)
Benefit from income taxes	(2,028)	(2,593)
Net loss	$(4,158)	$(3,942)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2014	2015

Net loss	$(4,158)	$(3,942)
Unrealized gain on interest rate swaps, net of tax	1,697	1,548
Comprehensive loss	$(2,461)	$(2,394)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2014	2015

Cash flows from operating activities:
Net loss	$(4,158)	$(3,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,435	2,195
Amortization of intangible assets	14,772	11,068
Stock-based compensation	2,223	1,590
Deferred income taxes	(2,513)	(2,577)
Amortization of original issue discount and debt issuance costs	2,045	2,014
Changes in assets and liabilities, net of the effect of acquisitions and divestitures
Accounts receivable	8,286	(21,182)
Prepaid expenses and other	(2,825)	(943)
Accounts payable and accrued expenses	(668)	(3,763)
Accrued payroll and employee benefits	(4,834)	(8,301)
Billings in excess of revenue recognized	(1,506)	(1,632)
Other	(509)	1,216
Net cash provided by (used in) operating activities	12,748	(24,257)

Cash flows from investing activities:
Capital expenditures	(3,146)	(2,930)
Net cash used in investing activities	(3,146)	(2,930)

Cash flows from financing activities:
Net cash used in financing activities	—	—

Net increase (decrease) in cash and cash equivalents	9,602	(27,187)
Cash and cash equivalents, beginning of period	108,840	96,009
Cash and cash equivalents, end of period	$118,442	$68,822

Supplementary Cash Flow Information
Cash paid for interest	20,061	13,761
Cash paid (refunds received) for income taxes	1,107	(162)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation:
SRA International, Inc., a Virginia corporation, or SRA or the Company, was acquired on July 20, 2011 by private equity investment funds, or the PEP Funds, sponsored by Providence Equity Partners L.L.C., or Providence, referred to as the Transaction. SRA is a wholly-owned subsidiary of Sterling Parent L.L.C., or Sterling Parent, which is wholly-owned by SRA Companies, Inc. (formerly Sterling Holdco, Inc.), or SRA Companies or the Parent. The Parent was formed by the PEP Funds for the purpose of the Transaction. On August 31, 2015, the Company announced that it had entered into a definitive agreement (the "Merger Agreement") to combine its business operations with Computer Science Corporation's (CSC) government services unit, Computer Sciences Government Services (CSGov). The merger is expected to close during the second quarter of fiscal 2016, in conjunction with the separation of CSGov from CSC with CSGov being the surviving entity.
The accompanying unaudited condensed consolidated financial statements include the accounts of SRA and its wholly-owned subsidiaries and joint ventures of which we hold a majority interest and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Certain information and note disclosures normally included in the annual financial statements, which are also prepared in accordance with GAAP, have been omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ended June 30, 2016 (fiscal 2016). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2015 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on August 7, 2015.
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
The Company derives a substantial portion of its revenue from services provided as a prime contractor or subcontractor on engagements with various agencies of the U.S. government. These contracts represented greater than 97% of the Company’s revenue for all periods presented. The Company considers individual agencies that may fall under a larger department as separate customers. No customer accounted for 10% or more of the Company’s revenue for any of the periods presented herein.
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
The Company did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2015 or September 30, 2015. However, the fair value measurement concepts are applied in determining the fair value of goodwill and intangible assets for the purposes of assessing impairment. The valuation models used in the impairment analysis are based in part on estimated future operating results and cash flows. Because these factors are derived from the Company's estimates and internal market assumptions, they are considered unobservable inputs and the resulting fair value measurements are included in Level 3 of the fair value hierarchy.
The Company’s financial instruments include cash, trade receivables, vendor payables, debt, and derivative financial instruments. As of June 30, 2015 and September 30, 2015, the carrying value of cash, trade receivables and vendor payables approximated their fair value. See Note 5 for a discussion of the fair value of the Company’s debt. See Note 6 for a discussion of the fair value of the Company’s derivative financial instruments.
Income Taxes
The Company's effective tax rate for the three months ended September 30, 2014 and 2015 was a tax benefit of 32.8% and 39.7%, respectively. The Company's first quarter fiscal 2015 effective tax rate was lower than the statutory income tax rate primarily due to non-deductible permanent items and minimal state taxes. The Company's first quarter fiscal 2016 effective tax rate was higher than the statutory income tax rate primarily as a result of non-deductible permanent items.
The Internal Revenue Service, or IRS, is currently examining the Company’s federal income tax return for fiscal 2011. The IRS has contested a $136.7 million worthless stock deduction of a disposed subsidiary in that period. The Company believes its tax positions are appropriate and is prepared to vigorously defend them.
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
In April 2015, FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance becomes effective for the Company on July 1, 2016 with early adoption permitted. The Company can elect to adopt ASU 2015-05 prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company has not yet completed the evaluation of the effect that ASU No. 2015-05 will have on its consolidated financial statements.
2. Stock-Based Compensation:
Stock Options
The SRA Companies Board of Directors adopted a stock incentive plan in February 2012, amended in December 2012, the 2012 Plan, that authorizes the issuance of up to 61,262 shares of common stock of SRA Companies in the form of options. Under the 2012 Plan, key employees, non-employee directors and consultants of the Company may be granted a combination of service and performance options. The performance options are considered market-based for accounting purposes. The Company utilizes the Black-Scholes-Merton option-pricing model to value the service options and the Monte Carlo or binomial lattice model to value the performance options.
The service options generally vest in five equal installments subject to the option holder’s continued employment or service with the Company. The performance options vest at the time of a change in control based upon a specified level of cash return to the PEP Funds from its investment in the Company. The service and performance options expire 10 years from the date of grant.

The following table summarizes stock option activity for the three months ended September 30, 2015:

Service Options:
Shares under option at June 30, 2015	29,157
Options granted	—
Options forfeited or cancelled	(258)
Shares under option at September 30, 2015	28,899
Options exercisable at September 30, 2015	20,649

Performance Options:
Shares under option at June 30, 2015	26,601
Options granted	—
Options forfeited or cancelled	(513)
Shares under option at September 30, 2015	26,088
Pursuant to the terms of the Merger Agreement, the Merger will result in the cancellation and settlement of all outstanding vested service options and all outstanding performance options through a combination of cash and CSGov stock, and will result in the conversion of all outstanding unvested service options into unvested options of CSGov of equivalent value.

Restricted Stock
In fiscal 2012, pursuant to the Chief Executive Officer’s, or CEO’s, employment agreement, the CEO was granted 1,000 shares of SRA Companies restricted stock at $1,000 per share. The restricted shares vest 20% per year on each of the first five anniversaries of the CEO’s date of employment with the Company.
In June 2013, the Board of Directors approved a restricted stock plan, the Restricted Stock Plan. The Board may award shares of restricted stock under the Restricted Stock Plan, at its discretion, to key employees. As of September 30, 2015, the number of authorized shares eligible for grant under the Restricted Stock Plan was 19,340 shares of SRA Companies common stock.
Vesting of restricted stock awarded under the Restricted Stock Plan is subject to the grantee’s continuous employment with the Company from the grant date to the vesting date. Awards vest over various time periods ranging from zero to 36 months. Vested restricted stock issued under the Restricted Stock Plan remains subject to certain sales and transfer restrictions.
The following table summarizes restricted stock activity for the three months ended September 30, 2015:

Nonvested restricted shares of SRA Companies at June 30, 2015	10,239
Restricted shares granted	—
Restricted shares vested	(310)
Restricted shares forfeited	(550)
Nonvested restricted shares of SRA Companies at September 30, 2015	9,379
Stock Compensation Expense
The Company recognized stock-based compensation expense related to the stock options and restricted stock of $2.2 million and $1.6 million for the three months ended September 30, 2014 and 2015, respectively.
Pursuant to the terms of the Merger Agreement, the Merger will result in the cancellation and settlement of all outstanding unvested restricted stock through a combination of cash and CSGov stock.

3. Accounts Receivable:
Accounts receivable, net as of June 30, 2015 and September 30, 2015 consisted of the following (in thousands):

	June 30, 2015	September 30, 2015

Billed and billable, net of allowance of $997 and $1,059 as of June 30, 2015 and September 30, 2015, respectively	$199,957	$222,237
Unbilled:
Retainages	4,464	4,336
Revenue recorded in excess of milestone billings on fixed-price contracts	6,715	9,691
Revenue recorded in excess of contractual authorization, billable upon receipt of contractual documents	8,764	4,640
Allowance for unbillable amounts	(5,985)	(6,106)
Total unbilled	13,958	12,561
Accounts receivable, net	$213,915	$234,798
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
Billings in excess of revenue recognized totaled $10.8 million and $9.2 million at June 30, 2015 and September 30, 2015, respectively. Billings in excess of the revenue recognized are included in current liabilities in the condensed consolidated balance sheets.
During fiscal 2014, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the Factor, without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from the Company's customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. During the first quarter of fiscal 2016, a portion of our factoring program was temporarily discontinued that was subsequently resumed after September 30, 2015. As of June 30, 2015 and September 30, 2015, the balance of the sold receivables may not exceed at any time $56.0 million and $6.0 million, respectively. During the first quarter of fiscal 2016, the Company sold $43.0 million of receivables and recognized a related loss of $0.1 million in selling, general and administrative expenses. As of September 30, 2015, the balance of the sold receivables was $2.5 million, and the related deferred price was $0.3 million. As of September 30, 2015, the available unused facility was approximately $3.5 million.

4. Composition of Certain Financial Statement Captions:
Details of the composition of certain financial statement captions for the periods presented were as follows (in thousands):

	June 30, 2015	September 30, 2015

Prepaid expenses and other
Taxes and taxes receivable	$185	$127
Maintenance and software	1,270	1,331
Rent	253	309
Other	5,320	6,204
Total prepaid expenses and other	$7,028	$7,971

Property and equipment
Leasehold improvements	$23,836	$31,329
Furniture, equipment and software	35,318	37,607
Total property and equipment	59,154	68,936
Less: Accumulated depreciation and amortization	(42,705)	(44,660)
Total property and equipment, net	$16,449	$24,276

Identified intangibles
Acquired intangible assets	$527,099	$527,099
Software development costs	3,167	3,167
Total identified intangibles	530,266	530,266
Less: Accumulated amortization	(309,227)	(320,295)
Total identified intangibles, net	$221,039	$209,971

Other long-term assets
Debt issuance costs, net	$25,397	$23,688
Other	3,636	3,293
Total other long-term assets	$29,033	$26,981

Accounts payable and accrued expenses
Vendor obligations	$98,708	$85,867
Accrued interest	24,603	35,755
Interest rate derivative liability	7,637	7,472
Facility exit charge	6,667	5,145
Other	8,015	7,463
Total accounts payable and accrued expenses	$145,630	$141,702

Accrued payroll and employee benefits
Accrued salaries and incentive compensation	$39,936	$29,883
Accrued leave	30,286	28,918
Accrued 401(k) match	5,797	8,910
Other	6,572	6,579
Total accrued payroll and employee benefits	$82,591	$74,290

Other long-term liabilities
Interest rate derivative liability	$2,369	$—
Deferred rent	12,378	20,752
Facility exit charge	4,119	3,348
Total other long-term liabilities	$18,866	$24,100

5. Debt:
On July 20, 2011, in connection with the Transaction, the Company (i) entered into senior secured credit facilities, consisting of an $875.0 million Term Loan B Facility and a $100.0 million Revolver, or the Credit Agreement, and (ii) issued $400.0 million aggregate principal amount of 11% Senior Notes due 2019. The Term Loan B Facility was issued at a discount of $8.75 million.
At June 30, 2015 and September 30, 2015, debt consisted of the following (in thousands):

	June 30, 2015	September 30, 2015

Secured Term Loan B Facility	$664,167	$664,167
Less: Unamortized discount	(4,007)	(3,702)
Secured Term Loan B Facility, net	660,160	660,465
Senior Notes due 2019 at 11%	400,000	400,000
Total debt	1,060,160	1,060,465
Current portion of long-term debt	—	—
Long-term debt	$1,060,160	$1,060,465
As of September 30, 2015, the estimated fair value of the Company’s outstanding debt was approximately $1,088.2 million.  The estimated fair value of this outstanding debt was determined based on quoted prices for similar instruments in active markets (Level 2 inputs).
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
The Company is required to meet a net senior secured leverage ratio, or NSSLR, covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. The Company had no outstanding debt, letters of credit or borrowings on its Revolver as of June 30, 2015 and September 30, 2015. If the Company had any borrowings on its Revolver, it would have been required to maintain a NSSLR of less than or equal to 4.5x as of September 30, 2015. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as the consolidated net debt secured by any lien minus any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). The Company’s NSSLR was 2.9x as of June 30, 2015 and 3.1x as of September 30, 2015. As of September 30, 2015, the Company was in compliance with all of its covenants.
See Note 10 for discussion regarding the notice of conditional redemption of the Senior Notes.
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
In addition, the senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow, or ECF, and in the event of certain asset sales, condemnation events and issuances of debt. The Company is required to make annual payments equal to 50% of ECF based upon achievement of a net senior secured leverage ratio, or NSSLR, between 2.75x and 3.5x. The required annual payments adjust to 75% of ECF when NSSLR is greater than 3.5x, 25% of ECF when NSSLR is between 2x and 2.75x, and zero if NSSLR is less than 2x. Any required ECF payments are due in October each year, subject to acceptance by the lenders. The Company repaid $140.0 million of its Term Loan B Facility in fiscal 2012, which satisfied all of the Company’s required quarterly principal payments and required ECF principal payments for fiscal 2012. The Company repaid $20.0 million of its Term Loan B Facility in fiscal 2013, which satisfied the Company’s required ECF principal payments for fiscal 2013. The Company's fiscal 2014 ECF requirement was $61.5 million, of which the Company repaid $40.0 million during fiscal 2014. The remainder was tendered as payment in October 2014, of which $10.6 million was declined by the lenders and returned to the Company, as permitted by the facility. No amount was due in October 2015 based on the terms of the agreement.
The $8.75 million Term Loan B Facility original issue discount is being amortized to interest expense using the effective interest method and added to the recorded debt amount over the seven-year term of the loan. During each of the three months ended September 30, 2014 and 2015, $0.3 million of the original issue discount were amortized and reflected in interest expense in the condensed consolidated statements of operations.
Costs incurred in connection with the issuance of the debt are amortized using the effective interest method over the life of the related debt and accelerated to the extent that any repayment is made. During each of the the three months ended September 30, 2014 and 2015, $1.7 million of costs were amortized and reflected in interest expense in the condensed consolidated statements of operations.
As of September 30, 2015, interest accrued at a rate of 6.5% for the senior secured credit facilities. Interest payments of $18.9 million and $10.9 million were made in the three months ended September 30, 2014 and 2015, respectively, including $0.2 million and $0.2 million of commitment fees for the same periods.
 Senior Notes due 2019
The Senior Notes due 2019 are guaranteed by SRA’s wholly-owned domestic subsidiaries.
Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes, including a redemption price of 105.5% during the twelve-month period beginning on October 1, 2015, plus accrued and unpaid interest, if any, to the redemption date.
As of September 30, 2015, interest accrued at 11.0% for the Senior Notes.
See Note 10 for discussion regarding the notice of conditional redemption of the Senior Notes.
6. Derivative Instruments and Hedging Activities:
Hedge of Interest Rate Risk
Risk Management Objective of Using Derivatives
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan B Facility.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of both June 30, 2015 and September 30, 2015, the Company had outstanding interest rate derivatives with a combined notional value of $500.0 million, which were designated as cash flow hedges of interest rate risk. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity in July 2016.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $4.6 million will be reclassified from AOCI into earnings.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The fair value of the Company’s derivative financial instruments, determined using Level 2 inputs (see Note 1), was $10.0 million and $7.5 million as of June 30, 2015 and September 30, 2015, respectively. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheets.
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

	Three months ended September 30,
	2014	2015

Beginning of period	$(11,871)	$(6,113)
Other comprehensive loss before reclassifications
Total before tax	(59)	(182)
Tax effect	23	71
Net of tax	(36)	(111)
Amounts reclassified from accumulated other comprehensive loss
Total before tax	2,851	2,715
Tax effect	(1,118)	(1,056)
Net of tax	1,733	1,659
Net other comprehensive income	1,697	1,548
End of period	$(10,174)	$(4,565)
Credit Risk-Related Contingent Features
The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
If the Company had breached any of the provisions of the agreements at September 30, 2015, it could have been required to settle its obligations under the agreements at an estimated termination value. As of September 30, 2015, the termination value of the interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $10.4 million. As of September 30, 2015, the Company was not in breach of any of the provisions nor posted any collateral related to these agreements.
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
8. Facility Exit Costs:
Periodically the Company initiates activities to consolidate and exit certain underutilized leased facilities as well as sublease excess space. The Company exited underutilized office space in several of its leased facilities and recognized total facility exit charges of $1.4 million during the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company recognized facility exit charges of $0.2 million, offset by a reduction in the facility exit charge of $0.9 million due to additional space needed for a previously darkened facility as a result of newly awarded contract. Future lease payments will continue to be made through the end of the lease terms, with the latest expiring in fiscal 2026.
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

Balance as of June 30, 2015	$10,786
Facility exit costs accrued, net	(627)
Cash payments	(1,616)
Other	(50)
Balance as of September 30, 2015	8,493
Current portion of facility exit charge liability	(5,145)
Long-term facility exit charge liability	$3,348
9. Related Party Transactions:
In connection with the Transaction, SRA entered into an agreement with Providence under which Providence provides the Company with advisory, consulting, and other services for which the Company pays Providence an annual management fee. In addition to the management fee, the Company is responsible for expenses incurred by Providence in connection with its performance of these services. The Company incurred $0.5 million in management fees and expenses for each of the three months ended September 30, 2014 and 2015.
From time to time, and in the ordinary course of business, the Company purchases goods and services from other Providence portfolio companies. Costs associated with these related party transactions for the three months ended September 30, 2014 and 2015 were $1.4 million and $3.3 million, respectively.
As of June 30, 2015, there were no amounts due from related parties and $1.2 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As of September 30, 2015, there were no amounts due from related parties and $0.2 million due to related parties, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.
10. Subsequent Events:

During October 2015, the Company borrowed $30.0 million under its Revolver for operational use which was subsequently repaid.

On October 19, 2015 the Company announced its intention to redeem all of its outstanding 11% Senior Notes due 2019. The redemption of the Notes is subject to the satisfaction of specified conditions, including the consummation of the previously announced combination of the Company with CSGov on or prior to the redemption date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
SRA is a leading provider of sophisticated IT and professional services to the U.S. federal government. SRA’s services help its government customers address complex IT needs in order to achieve their missions more effectively, while also increasing efficiency and reducing expenses. During fiscal 2015 approximately 70% of SRA’s revenue is derived from IT service offerings, including software and systems development, network infrastructure and cloud services, and cybersecurity, with the remaining 30% derived from domain-specific professional services in areas such as intelligence analysis, bioinformatics and health sciences, energy and environmental consulting, and enterprise planning and resource management. SRA’s business has an attractive operating model, characterized by recurring revenues, diverse multi-year contracts, and strong free cash flow conversion.
SRA believes that the large size of its addressable market and its focus on higher growth areas of the market provide it with ample opportunities to grow. SRA estimates, based in part on data from the FPDS, that the U.S. federal government spent approximately $125 billion in government fiscal year 2014 with third parties on the types of IT and professional services that SRA provides, which SRA refers to as its addressable market. Within its addressable market, SRA generated approximately 78% of its revenue in fiscal 2015 from the health, civil, intelligence, homeland security, and law enforcement end markets. According to IDC spending by the federal government in the health and civil IT markets is forecasted to grow 5.1% annually from government fiscal year 2014 to 2019, which compares to a forecasted CAGR of 0.5% for spending in the federal DoD IT markets over the same period. In addition, SRA generated approximately 22% of its revenue in fiscal 2015 from the defense end market, where it focus on technically complex IT services with long-term demand drivers, such as cybersecurity, mobility, big data, data center optimization, common networking infrastructure, cloud and supporting applications. More than half of SRA’s fiscal 2015 revenue from the defense end market came from services areas such as joint operations and other Unified Combatant Commands. According to IDC, these services areas of the federal DoD IT market make up more than a third of the entire federal DoD IT market and are forecasted to grow at a CAGR of 3.6% from government fiscal year 2014 to 2019. Less than 2% of SRA’s fiscal 2015 revenue was derived from the declining portion of the defense end market tied to OCO funding.
In addition to focusing on attractive and growing segments of its addressable market, SRA has invested in business development capabilities that it believes will enable it to continue to grow its market share. From 2011 through 2015, SRA has nearly doubled headcount in its business development functions, while also reorganizing its resources to more effectively pursue and win new business in its target markets. Through these efforts, SRA increased the volume of new contract opportunities for which it submitted bids from $2.2 billion in fiscal 2011 to $6.1 billion in fiscal 2015. SRA has also enhanced the quality of its business development process by identifying and pursuing new business opportunities earlier and focusing on contracts where its services are differentiated from its competitors. As a result, SRA has maintained stable new business win rates in both fiscal 2014 and fiscal 2015 and increased new business contract wins from $334 million in fiscal 2012 to $542 million in fiscal 2015.
SRA’s revenue is diversified across more than 900 unique contracts, with no single government agency representing more than 10% of revenue and no single contract representing more than 5% of revenue for fiscal 2015. Moreover, SRA has an attractive mix of contract types with approximately 73% and 72% of its revenue in fiscal 2015 and the three months ended September 30, 2015, respectively, generated from fixed-price or time-and-materials contracts, which typically generate higher margins than cost-plus-fee contracts.
SRA’s attractive business model consists of multi-year contracts with high revenue visibility, attractive margins, and strong free cash flow conversion. SRA typically serves its customers under long-term contracts that span three to seven years, and SRA has served many of its customers for more than 20 years. SRA’s long-term contracts and relationships provide it with high revenue visibility, with average contract lengths of approximately five years as of June 30, 2015. Further, SRA’s $3.8 billion of total backlog September 30, 2015, provides it with a base of future revenues supported by existing contracts. In addition, with capital expenditures of less than 1% of revenue and low working capital requirements, SRA has historically had strong free cash flow conversion, allowing it to generate approximately $385 million of cash available for debt reduction or acquisitions since the Providence Acquisition in July 2011.

SRA directs substantial resources towards recruiting, training and promoting its employees and fosters a high-performance culture throughout its organization. SRA’s culture is based on a set of core principles that have defined its business throughout SRA’s nearly 40-year history: integrity, quality work for its customers, employee satisfaction, and service to its country and communities. SRA believes that its emphasis on developing and maintaining a high-performance team and culture based on SRA’s foundational ethic of Honesty and Service® is a key competitive strength, helping to ensure SRA efficiently delivers consistent, high-quality work for its customers.
On August 31, 2015, we announced that we had entered into a definitive agreement to combine our business operation with Computer Science Corporation's (CSC) government services unit, Computer Sciences Government Services (CSGov). The merger is expected to close during the second quarter of fiscal 2016, in conjunction with the separation of CSGov from CSC with CSGov being the surviving entity.
Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on August 7, 2015 and this quarterly report on Form 10-Q, provide some, but not all, possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	failure to consummate our combination with CSGov on a timely basis, or at all, which is a condition to our redemption of the Senior Notes;

•
reduced spending levels and changing budget priorities of our largest customer, the United States federal government, which accounted for more than 97% of our revenue in the first quarter of fiscal 2016;

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

•
pending litigation and any resulting expenses, payments, or sanctions, including, but not limited to, penalties, compensatory damages, or suspension or debarment from future government contracting; and

•	the significant influence Providence (as defined herein) and Dr. Ernst Volgenau have over corporate decisions.
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

Business Environment and Outlook
SRA generated more than 97% of its revenue from services provided on engagements with various agencies of the U.S. federal government in each of fiscal 2014 and fiscal 2015. Accordingly, SRA’s business performance is affected by the overall level of federal spending.
Demand for IT and professional services is being driven by priorities of SRA’s customers to invest in areas such as cybersecurity, cloud infrastructure, improved communications systems, IT modernization, data privacy protection, data analytics, and intelligence. Over the past few years, critical investments in these areas have been deferred due to budget constraints, resulting in a growing backlog of government IT needs. To that end, the administration’s government fiscal year 2016 budget request for IT spending proposes an increase of $1.4 billion, or 1.8% (from $78.1 billion to $79.5 billion), over the 2015 budget request level.
The sequester cuts enacted by the Budget Control Act of 2011 reduced spending levels in most federal agencies, and the government shutdown in October 2013 discontinued many federal functions and associated contractor support for approximately two weeks. In December 2013, the President signed the Bipartisan Budget Act of 2013, which revised the limits on discretionary appropriations for government fiscal years 2014 and 2015, providing for higher levels of funding in those years than were allowed under the prior caps and budget enforcement procedures. On October 1, 2014, the government’s fiscal year 2015 began under a continuing resolution. The government has since been funded by a December 2014 omnibus spending bill and subsequent bills. On November 2, 2015, the president signed into law a budget bill that sets federal spending through fiscal year 2017 and raises the debt ceiling until March of 2017.
In certain of SRA’s markets, contract awards continue to face delays, pricing pressure and greater numbers of competitors. However, SRA has observed fewer instances of contract scope reductions and funding pressure has lessened in recent periods. SRA believes that the administration’s request for incremental spending in IT for government fiscal year 2016 reflects increased focus by the government on these services.
Key Metrics
We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.
Submittals, Awards, Book-to-Bill, and Backlog
Our future growth is dependent upon our ability to successfully bid and win new contracts in our target markets. Submittals include the total value of bids submitted for prime funded opportunities, including both new and recompete contracts. The total value of proposals we submitted during first quarter of fiscal 2016 was $1.8 billion, $1.4 billion of which was for new business opportunities. Submittals do not include values of bids submitted for indefinite delivery/indefinite quantity (or ID/IQ) contracts or bids submitted as a subcontractor.
Contract awards generally represent the amount of revenue expected to be earned in the future from funded and unfunded contract awards received during the period. Contract awards include both new and recompete contracts. Given that new contracts generate growth, we closely track the new awards component of contract awards each year. The total value of awards we received during first quarter of fiscal 2016 was $0.8 billion.
Another key measure of our business growth is the ratio of total contract awards to revenue recorded in the same period, or the book-to-bill ratio. In order to drive future revenue growth, our goal is for the level of contract awards in a given period to exceed the revenue booked, thus yielding a book-to-bill ratio greater than 1.0. Our book-to-bill ratio for the period ending September 30, 2015, was 2.3.
Backlog represents our estimate of the remaining future revenues from our existing contracts. More specifically, we define backlog as the funded and unfunded orders for services under existing signed contracts, assuming the exercise of all option years relating to those contracts, less the amount of revenue we have previously recognized under those contracts and de-obligations. Backlog includes all contract options that have been priced but not yet funded, and includes an estimate of the contract value under single award ID/IQ contracts against which we expect future task orders to be issued without competition. Backlog does not include any value for the ceiling of multiple award contracts, nor does it include any estimate of future potential delivery orders that might be awarded under multiple award ID/IQ vehicles, government-wide acquisition contracts (or GWACs), or General Service Administration (or GSA) schedule contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority.
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
Our total backlog as of September 30, 2015 includes orders under contracts that, in some cases, extend for several years, with the latest expiring during calendar year 2026.
As of September 30, 2015, we expect to recognize approximately 27% of our backlog as revenue within the next twelve months.

(in millions)	September 30, 2015

Funded	$862
Unfunded	2,970
Total backlog	$3,832
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
The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated.

	Three months ended September 30,
	2014	2015

Cost-plus-fee	27%	28%
Time-and-materials	39%	38%
Fixed-price (a)	34%	34%
(a) Includes approximately 3% of the revenue earned on fixed-price-level-of-effort contracts for the three months ended September 30, 2014 and 2015.
Days Sales Outstanding
Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of accounts receivable, our most significant working capital component. From time to time we may offer discounts to our customers for early payment. We have also utilized an accounts receivable factoring facility to accelerate cash flow and lower our DSO. We calculate DSO by dividing accounts receivable at the end of each quarter, net of billings in excess of revenue, by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 90 days, adjusted for partial periods related to any acquisitions and divestitures. DSO was 53 days as of September 30, 2014 and 58 days as of September 30, 2015. The increase in DSO as of September 30, 2015 was due to, in part, to the temporary discontinuation of our factoring program.
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
Summary of Financial Results

	Three months ended September 30,
	2014	2015

Revenue	$338,614	$351,006
Operating costs and expenses:
Cost of services	255,763	269,849
Selling, general and administrative	44,929	47,707
Depreciation and amortization of property and equipment	2,076	1,982
Amortization of intangible assets	14,772	11,068
Total operating costs and expenses	317,540	330,606
Operating income	21,074	20,400
Interest expense	(27,274)	(26,950)
Interest income	14	15
Loss before income taxes	(6,186)	(6,535)
Benefit from income taxes	(2,028)	(2,593)
Net loss	$(4,158)	$(3,942)

	Three months ended September 30,
	2014	2015

Net cash provided by (used in) operating activities	$12,748	$(24,257)
Net cash used in investing activities	(3,146)	(2,930)
Net cash used in financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$9,602	$(27,187)

Results of Operations
Revenue
Revenue increased 3.7% to $351.0 million in the three months ended September 30, 2015 from $338.6 million in the three months ended September 30, 2014. This increase was driven by the acquisition of substantially all the government services business from Qbase LLC ("Qbase") in April 2015.
Operating Costs and Expenses
Operating costs and expenses consisted of the following for the periods presented (dollars in thousands):

	Three months ended September 30,
	2014	2015	% Change

Cost of services	$255,763	$269,849	5.5%
Selling, general and administrative	44,929	47,707	6.2%
Depreciation and amortization of property and equipment	2,076	1,982	(4.5)%
Amortization of intangible assets	14,772	11,068	(25.1)%

	(as a percentage of revenue)
Cost of services	75.5%	76.9%
Selling, general and administrative	13.3%	13.6%
Depreciation and amortization of property and equipment	0.6%	0.6%
Amortization of intangible assets	4.4%	3.2%

Cost of services consisted of the following for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2014	% of total	Three Months Ended September 30, 2015	% of total

Direct labor and related overhead	$130,084	50.8%	$141,248	52.4%
Subcontractor labor	86,119	33.7%	85,043	31.5%
Materials and other reimbursable costs	39,560	15.5%	43,558	16.1%
Total cost of services	$255,763		$269,849

Cost of services increased $14.1 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase is due to higher business volume resulting from the acquisition of Qbase in April 2015. As a percentage of revenue, cost of services increased due to higher materials costs and lower margins on recent awards.
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
SG&A increased $2.8 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 in part related to approximately $7.7 million of merger and acquisition costs. Excluding the impact of the merger and acquisition costs, facility exit charges, stock compensation expense, severance charges to reduce our indirect labor force, officer compensation and other non-recurring costs, which are all discussed in greater detail in the section listed “Non-GAAP Metrics,” SG&A decreased approximately $2.9 million in the three months ended September 30, 2015 compared to the comparable period of the prior year as a result of incremental state incentive tax credits and decreased spending on marketing, bid and proposal costs.
Depreciation and amortization of property and equipment did not materially change in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Amortization of intangible assets decreased $3.7 million in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of accelerated recognition of amortization based on the expected benefits of the assets.

Interest

	Three months ended September 30,
	2014	2015

Interest expense	$(27,274)	$(26,950)
Interest income	14	15
Interest, net	$(27,260)	$(26,935)
Interest expense remained consistent three months ended September 30, 2015 compared to the comparable prior year period. We manage our exposure to interest rate movements through the use of interest rate swap agreements. As of September 30, 2015, we had fixed the interest rate on all but $164.2 million of our outstanding total debt.
Income Taxes
Our effective tax rate for the three months ended September 30, 2014 and 2015 was a tax benefit of 32.8% and 39.7%, respectively. Our first quarter fiscal 2014 effective tax rate was lower than the statutory income tax rate primarily due to non-deductible permanent items and minimal state taxes. Our first quarter fiscal 2015 tax rate was slightly higher than the statutory income tax rate primarily as a result of non-deductible permanent items.
The Internal Revenue Service, or IRS, is currently examining the Company’s federal income tax return for fiscal 2011. The IRS has contested a $136.7 million worthless stock deduction of a disposed subsidiary in that period. We believe our tax positions are appropriate and are prepared to vigorously defend them.
Adjusted EBITDA and Free Cash Flow
Adjusted EBITDA increased during the first quarter of fiscal 2016 compared to first quarter of fiscal 2015 due to the Qbase acquisition. Excluding the acquisition, adjusted EBITDA decreased due to lower margins on recent awards.
Free cash flow decreased during first quarter of fiscal 2016 compared to first quarter of fiscal 2015 due primarily to lower volume of accounts receivables factored as well as the timing of payroll-related items and vendor payments.
Liquidity and Capital Resources
Our primary capital needs are to finance the costs of operations, pending the billing and collection of accounts receivable and to make acquisitions. Our working capital (current assets minus current liabilities) as of September 30, 2015 was $83.8 million compared to $72.5 million as of June 30, 2015. As of September 30, 2015, our total unrestricted cash and cash equivalents was $68.8 million and our total outstanding debt was approximately $1.1 billion, excluding unamortized discount.

	Three months ended September 30,
	2014	2015

Net cash provided by (used in) operating activities	$12,748	$(24,257)
Net cash used in investing activities	(3,146)	(2,930)
Net cash used in financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$9,602	$(27,187)
Cash Flow
Accounts receivable represent our largest working capital requirement. We bill the majority of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and the timing of vendor and tax payments.
Net cash provided by operating activities was $12.7 million in the three months ended September 30, 2014 and net cash used in operating activities was $24.3 million in the three months ended September 30, 2015. In the three months ended September 30, 2015, the increase in cash used in operating activities was primarily due to a lower volume of accounts receivable sold pursuant to our factoring program as the available facility was temporarily reduced by $50.0 million.

Net cash used in investing activities was $3.1 million and $2.9 million for the three months ended September 30, 2014 and September 30, 2015, respectively, related to capital expenditures.
There was no cash used in financing activities during the three months ended September 30, 2014 or 2015.
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
Our Term Loan B Facility requires annual payments equal to 50% of excess cash flow, or ECF, based upon achievement of a net senior secured leverage ratio, or NSSLR, between 2.75x and 3.5x. The required annual payments adjust to 75% of ECF when NSSLR is greater than 3.5x, 25% of ECF when NSSLR is between 2x and 2.75x, and zero if NSSLR is less than 2x. Any required ECF payments are due in October each year, subject to acceptance by the lenders. We are required to meet the NSSLR covenant quarterly if any revolving loan, swing-line loan or letter of credit is outstanding on the last day of the quarter. As of September 30, 2015, we had no outstanding letters of credit or borrowings under our Existing Revolver. The ratio is calculated as the consolidated net secured indebtedness as of the last day of the quarter (defined as consolidated net secured debt less any cash and permitted investments) to the preceding four quarters’ consolidated EBITDA (as defined in the Credit Agreement). As of September 30, 2015, our net senior secured leverage ratio was 3.1x and we were in compliance with all of our covenants under the Existing Senior Secured Credit Facilities.
The fiscal 2014 ECF requirement was $61.5 million, of which we repaid $40.0 million during fiscal 2014. The remainder was tendered as payment in October 2014, of which $10.6 million was declined by the lenders and returned to the Company, as permitted by the facility. No amount was due in October 2015 due to the Qbase Government Services Business acquisition in April 2015.
 The Senior Notes bear interest at a rate of 11% per annum and mature on October 1, 2019. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable, in whole or in part, at the redemption prices set forth in the indenture governing the Senior Notes, including a redemption price of 105.5% during the twelve-month period beginning on October 1, 2015, plus accrued and unpaid interest, if any, to the redemption date. On October 19, 2015 we announced our intention to redeem all of the Notes subject to the satisfaction of specified conditions, including the consummation of the previously announced combination of the Company with CSGov on or prior to the redemption date.
The Existing Senior Secured Credit Facilities and the Senior Notes are guaranteed by all of our wholly owned subsidiaries. The Existing Senior Secured Credit Facilities are also guaranteed by Sterling Parent LLC. The guarantees are full and unconditional and joint and several. Each of our subsidiary guarantors are 100% owned and have no independent assets or operations.
Capital Requirements
We believe the capital resources available to us under the Revolver portion of our Senior Secured Credit Facilities and cash from our operations are adequate to fund our normal working capital needs as well as our capital expenditure requirements, which are expected to be approximately 1.5% of revenue primarily due to our headquarters move, for at least the next twelve months. Historically, our capital expenditure requirements have been less than 1.0% of revenue.
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
Accounts Receivable Factoring
During fiscal 2014, we entered into an accounts receivable purchase agreement under which we sell certain accounts receivable to a third party (the “Factor”), without recourse to the Company. The Factor initially pays the Company 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from our customer. The structure of the transaction provides for a true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from our consolidated balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. During the first quarter of fiscal 2016, a portion of our factoring program was temporarily discontinued. As of June 30, 2015 and September 30, 2015, the balance of the sold receivables may not exceed at any time $56 million and $6 million, respectively. During the first quarter of fiscal 2016, the Company sold $43.0 million of receivables and recognized a related loss of $0.1 million in selling, general and administrative expenses. As of September 30, 2015, the balance of the sold receivables was $2.5 million, and the related deferred price was $0.3 million. As of September 30, 2015, the available unused facility was approximately $3.5 million.

Off-Balance Sheet Arrangements
As of September 30, 2015, we had no material off-balance sheet arrangements, including retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in stockholder’s equity on the condensed consolidated balance sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.
For further discussion of our derivative instruments and hedging activities see Item 3 below and Note 6 to our condensed consolidated financial statements as of and for the period ended September 30, 2015 included in this quarterly report on Form 10-Q.
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
For a full discussion of our critical accounting policies, refer to the "Description of Critical Accounting Policies and Estimates" section included in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 7, 2015.
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
In April 2015, FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance becomes effective for the Company on July 1, 2016 with early adoption permitted. The Company can elect to adopt ASU 2015-05 prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We have not yet completed the evaluation of the effect that ASU No. 2015-05 will have on our consolidated financial statements.
Non-GAAP Metrics
Adjusted EBITDA
We use Adjusted EBITDA as supplemental measures in the evaluation of our business because we believe they provide a meaningful measure of operational performance by eliminating the effects of period-to-period changes in taxes and interest expense, among other things. Adjusted EBITDA, or Consolidated EBITDA as it is defined in our Credit Agreement, is also used to determine our compliance with incurrence covenants contained in our Credit Agreement. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to (loss) income from continuing operations or any other performance measures derived in accordance with GAAP.

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
Adjusted EBITDA has limitations as analytical tools, and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

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

•	Adjusted EBITDA does not reflect certain non-recurring cash expenditures based on the terms of our debt agreement.

The following table sets forth a reconciliation of Adjusted EBITDA to loss from continuing operations for the periods presented, which we consider to be the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended September 30,
	2014	2015

Loss from continuing operations	$(4,158)	$(3,942)
Benefit from income taxes	(2,028)	(2,593)
Interest expense, net	27,260	26,935
Depreciation and amortization of property and equipment	2,435	2,195
Amortization of intangible assets	14,772	11,068
Stock compensation (a)	2,223	1,590
Severance (b)	347	302
Facility exit charge (c)	1,355	(627)
Other, net (d)	1,226	9,215
Subtotal - Adjusted EBITDA before certain items	43,432	44,143
EBITDA impact of acquisitions (e)	—	—
EBITDA impact of cost savings (f)	664	1,414
Adjusted EBITDA	$44,096	$45,557

	Twelve months ended September 30,
	2014	2015

Loss from continuing operations	$(24,778)	$(11,728)
Benefit from income taxes	(16,298)	(7,636)
Interest expense, net	105,225	106,449
Depreciation and amortization of property and equipment	10,252	8,911
Amortization of intangible assets	68,963	54,810
Stock compensation (a)	4,235	3,277
Severance (b)	1,871	879
Facility exit charge (c)	14,054	3,563
Other, net (d)	4,436	14,946
Subtotal - Adjusted EBITDA before certain items	167,960	173,471
EBITDA impact of acquisitions (e)	—	7,139
EBITDA impact of cost savings (f)	10,287	11,150
Adjusted EBITDA	$178,247	$191,760

(a)	Represents the stock compensation expense related to our equity plans. These charges are included in SG&A expenses in our consolidated statement of operations.

(b)	Represents the severance charges incurred to primarily reduce our indirect labor force. These gross charges are included in SG&A expenses in our consolidated statement of operations.

(c)
Represents the facility exit charges related to the exit of underutilized space in certain of our leased facilities. These charges are included in SG&A expenses in our consolidated statement of operations.

(d)	Other, net includes certain items including the following:

	Three months ended September 30,
	2014	2015

Signing and retention bonuses of certain executive officers	$—	$—
Management fees	438	438
Merger and acquisition costs	147	7,739
Loss on sale of receivables	232	117
Facility opening costs	—	812
Other	409	109
Other, net	$1,226	$9,215

	Twelve months ended September 30,
	2014	2015

Signing and retention bonuses of certain executive officers	$100	$—
Management fees	1,750	1,750
Merger and acquisition costs	785	8,772
Loss on sale of receivables	641	856
Facility opening costs	—	2,829
Other	1,160	739
Other, net	$4,436	$14,946

(e)
Represents the impact of the acquisition of substantially all of the Government Services business from Qbase LLC in April 2015. As permitted under our Credit Agreement, we add the estimated impact of acquisitions as if the businesses had been acquired on the first day of the respective period in which an adjustment is recorded, and not for any prior periods.

(f)
As defined in the Credit Agreement, cost savings represent the impact of quantifiable run-rate cost savings for actions taken or expected to be taken within 12 months of the reporting date as if they had been realized on the first day of the relevant period. Specifically, for the periods presented, the cost savings adjustment represents the estimated impact of actions taken to exit underutilized space in certain of our leased facilities, the run-rate cost savings associated with indirect labor reductions, savings associated with certain fringe benefit changes and cost savings associated with actions to improve the profitability of our contract base.

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
The following table sets forth a reconciliation of Free cash flow to Net cash provided by operating activities for the periods presented, which we consider to be the most directly comparable GAAP financial measure, to Free cash flow:

	Three months ended September 30,
	2014	2015

Net cash provided by (used in) operating activities	$12,748	$(24,257)
Capital expenditures	(3,146)	(2,930)
Free Cash Flow	9,602	(27,187)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates. For a further discussion of market risks we may encounter, refer to our “Risk Factors” section included in our Form 10-K filed with the Securities and Exchange Commission on August 7, 2015.
Interest Rate Risk
Borrowings under our senior secured credit facilities are at variable interest rates and expose us to interest rate risk. However, we manage our exposure to interest rate movements through the use of interest rate swap agreements. The interest rate swap derivatives decrease over time to a notional value of $475.0 million upon maturity of the swaps in July 2016. As of September 30, 2015 we had fixed the interest rate on $500.0 million of our outstanding Term Loan B Facility. The interest rate on the remaining $164.2 million of our outstanding Term Loan B Facility was variable. Borrowings under our Term Loan B Facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate, or LIBOR, with a 1.25% floor, or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of the prime rate or the federal funds rate plus 0.5%, with a 2.25% floor. The three-month LIBOR was 0.33% at September 30, 2015. A hypothetical 1% increase in LIBOR over the 1.25% floor could increase our annual interest expense and related cash flows by approximately $1.6 million based on the unhedged portion of our senior secured credit facilities outstanding as of September 30, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report on Form 10-Q, such that the information relating to us that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information relating to legal proceedings, see Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.
Item 1A. Risk Factors
We discuss in our filings with the SEC various risks that may materially affect our business. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and filed with the Securities and Exchange Commission on August 7, 2015.
The Merger is subject to certain conditions, and therefore the Merger may not be consummated on the terms or timeline currently contemplated or at all.
The consummation of the Merger remain subject to the satisfaction or waiver (to the extent permitted by applicable law) of certain conditions, including the receipt of all consents, approvals and authorizations by governmental authorities and certain representations and warranties of CSC and CSGov being true and correct in all respects as of the effective time of the Merger.  In addition, the parties to the Merger Agreement have the right to terminate the Merger Agreement under certain circumstances. There can be no assurance that the Merger will be consummated on the terms or timeline currently contemplated. We have and will continue to expend a significant amount of capital and management’s time and resources on the Merger, and a failure to consummate the Merger as currently contemplated could have a material adverse effect on our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.		Description

2.1	*
Agreement and Plan of Merger, dated as of August 31, 2015, by and among Computer Sciences Corporation, Computer Sciences Government Services Inc., Star First Merger Sub Inc., Star Second Merger Sub LLC, SRA Companies, Inc., SRA International Inc., and certain enumerated stockholders of SRA Companies, Inc.
(incorporated by reference to the Company's Current Report of Form 8-K filed on September 3, 2015)

10.1	*
Separation Agreement and Release, dated as of August 28, 2015, by and between William Ballhaus and SRA Companies, Inc. (incorporated by reference to the Company's Current Report of Form 8-K filed on September 3, 2015)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the county of Fairfax, Virginia on the 9th day of November, 2015.

SRA INTERNATIONAL, INC.

By:	/S/ DAVID F. KEFFER
David F. Keffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)